Form 10QSB
period 2000-06-30
LSI COMMUNICATIONS INC
filed 2000-08-10
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                      -OR-

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to__________________

                           Commission File No. 0-30786


                            LSI COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)



              Nevada                                   87-0627349
   (State or other jurisdiction                      (IRS  Employer
  of incorporation or organization)                 Identification No.)


                          112 West Business Park Drive
                               Draper, Utah 84020
                                 (801) 572-2555
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  [X] No [ ]     (2) Yes [ ]   No [X]


At June 30, 2000, there were 11,415,632 shares of common stock, par value $.001 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                            LSI COMMUNICATIONS, INC.

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

           Balance Sheets as of June 30, 2000
             and December 31, 1999..........................................3

           Statements of Operations for the six months ended
             June 30, 2000 and June 30, 1999................................4

           Statements of Cash Flows for the six months ended
             June 30, 2000 and June 30, 1999................................5

           Note to Consolidated Financial Statements........................6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS........................7

PART II.  OTHER INFORMATION

     ITEM 1 - Legal Proceedings............................................10

     ITEM 2 - Changes in Securities........................................10

     ITEM 3 - Defaults upon Senior Securities..............................10

     ITEM 4 - Submission of Matter to Vote of Security Holders.............10

     ITEM 5 - Other Information............................................10

     ITEM 6 - Exhibits and Reports on Form 8-K Page........................10

SIGNATURES.................................................................11

                            LSI COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)

                               ASSETS

                                                                              June 30,                December 31,
                                                                                2000                     1999
                                                                              --------                 --------
CURRENT ASSETS
     Cash & Cash Equivalents                                                  $146,350                  $18,393
     Inventory                                                                   4,347                    4,546
     Accounts Receivable (Net of allowance of $7,000 and 13,000,
         respectively)                                                          65,443                  157,829
     Notes & Employee Receivable                                                   200                  226,800
                                                                              --------                 --------
          Total Current Assets                                                 216,340                  407,568
                                                                              --------                 --------
PROPERTY & EQUIPMENT
    (Net of Accumulated Depreciation)                                           38,068                   26,135
                                                                              --------                 --------
OTHER ASSETS
     Deposits & Prepaids                                                         6,076                    6,076
                                                                              --------                 --------
          Total Other Assets                                                     6,076                    6,076
                                                                              --------                 --------
   TOTAL ASSETS                                                               $260,484                 $439,779
                                                                              ========                 ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             June 30                 December 31,
                                                                               2000                      1999
                                                                              --------                 --------
CURRENT LIABILITIES
     Accounts payable                                                          $22,248                  $22,858
     Accrued expenses                                                           19,872                   34,410
     Customer Deposits                                                          11,542
     Current portion of long-term liabilities                                   93,360                  195,081
     Deferred Revenue                                                              981                    1,962
     Deferred Compensation                                                      91,000                   91,000
                                                                              --------                 --------
          Total Current Liabilities                                            239,003                  345,311
                                                                              --------                 --------
LONG TERM LIABILITIES
    Notes payable                                                                    -                   37,368
    Notes payable-related party                                                109,919                  166,587
    Less current portion                                                       (93,360)                (195,081)
                                                                              --------                 --------
          Total long term Liabilities                                           16,559                    8,874

           TOTAL LIABILITIES                                                   255,562                  354,185
                                                                              --------                 --------

Minority Interest                                                                    -                        -
                                                                              --------                 --------
STOCKHOLDERS' EQUITY
    Common stock, authorized 50,000,000 shares of $.001
     par value, issued and outstanding 11,415,632 and 8,915,632
     shares, respectively                                                       11,416                    8,916
    Additional Paid-in capital                                                 731,598                  731,598
    Retained Earnings                                                         (738,092)                (654,920)
                                                                              --------                 --------
          Total Stockholders' Equity                                             4,922                   85,594
                                                                              --------                 --------
   TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                    $260,484                 $439,779
                                                                              ========                 ========

                            LSI COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)

                                                                                   For the Period Ended
                                                                             June 30,                  June 30,
                                                                               2000                      1999
                                                                            ----------                ---------
REVENUES
    Software Sales                                                          $   19,706                $  75,064
    Training Sales                                                             596,672                        -
                                                                            ----------                ---------
TOTAL REVENUES                                                                 616,378                   75,064
                                                                            ----------                ---------
COST OF SALES
    Software                                                                       199                    2,185
    Training                                                                   154,069                        -
                                                                            ----------                ---------
TOTAL COST OF GOODS SOLD                                                       154,268                    2,185
                                                                            ----------                ---------
GROSS PROFIT                                                                   462,110                   72,879
                                                                            ----------                ---------
SELLING EXPENSES                                                               205,636                   11,568

PAYROLL                                                                        148,791                   45,133

RESEARCH & DEVELOPMENT                                                           2,905                    8,927

CONSULTING FEE                                                                       -                   85,000

GENERAL & ADMINISTRATIVE EXPENSES                                              190,778                   63,535
                                                                            ----------                ---------
TOTAL OPERATING EXPENSES                                                       548,110                  214,162
                                                                            ----------                ---------
OPERATING INCOME (LOSS)                                                        (86,000)                (141,283)
                                                                            ----------                ---------
OTHER INCOME AND (EXPENSES)
   Forgiveness of Debt                                                          13,368                        -
   Miscellaneous income (expense)                                               (5,275)                    (903)
   Interest expense                                                             (5,266)                    (646)
                                                                            ----------                ---------
     Total Other Income and (Expenses)                                           2,827                   (1,549)
                                                                            ----------                ---------
NET INCOME (LOSS) BEFORE INCOME TAXES                                          (83,173)                (142,833)
                                                                            ----------                ---------
PROVISION FOR INCOME TAXES                                                           -                        -
                                                                            ----------                ---------
NET INCOME (LOSS)                                                              (83,173)                (142,833)
                                                                            ==========                =========
NET INCOME (LOSS) PER SHARE                                                     (0.008)                  (0.024)
                                                                            ==========                =========
WEIGHTED AVERAGE OUTSTANDING SHARES                                         10,989,808                6,020,502
                                                                            ==========                =========

                            LSI COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)


                                                                                   For the Period Ended
                                                                             June 30,                  June 30,
                                                                               2000                      1999
                                                                            ----------                ---------
Cash Flows From Operating Activities
Net income (loss)                                                             ($83,173)               ($142,833)
Non-cash items:
   Depreciation                                                                  7,504                    4,760
   Bad Debt                                                                      7,000                        -
   Issuance of stock for remaining 15% Warever shares                            2,500                        -
   Consulting Expense paid with stock issuance                                       -                   85,000
   Recognition of Deferred Revenue                                                (980)                       -

(Increase)/decrease in currents assets:
   Accounts receivable                                                          98,186                   (6,720)
   Inventory                                                                       199                      572

Increase/(decrease) in currents liabilities:
   Accounts payable                                                               (610)                  10,596
   Accrued expense                                                             (14,438)                       -
   Customer Deposits                                                            11,442                    3,621
                                                                            ----------                ---------
      Net Cash Provided (Used) by Operating Activities                          27,630                  (45,004)
                                                                            ----------                ---------
Cash Flows From Investing Activities
   Cash received in sale of contract                                           226,800                        -
   Cash paid for property, equipment and software technology                   (19,437)                       -
                                                                            ----------                ---------
      Net Cash Provided (Used) by Investing Activities                         207,363                        -
                                                                            ----------                ---------
Cash Flows From Financing Activities
   Factoring Fees                                                              (13,000)                       -
   Increase in long-term debt                                                        -                   63,500
   Principal payments on long-term debt                                        (94,036)                 (42,568)
                                                                            ----------                ---------
      Net Cash Provided (Used) by Financing Activities                        (107,036)                  20,932
                                                                            ----------                ---------
      Increase/(decrease) in Cash                                              127,957                  (24,072)

Cash and Cash Equivalents at Beginning of Period                                18,393                   24,418

Cash and Cash Equivalents at End of Period                                    $146,350                      346

Supplemental Cash Flow Information:
   Cash paid for interest                                                       $5,266                     $646
   Cash paid for income taxes                                                        -                        -

                            LSI COMMUNICATIONS, INC.
                          NOTE TO FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)

1.   Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and footnotes thereto included in the Company's registration statement on Form 10SB12G.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements made by the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Factors that could cause actual results to differ adversely include, without limitation, inability to maintain sources of coaching customers timing differences between the scheduled and actual launch date of new products, and lack of consumer demand for such products. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

  (a) Introduction

     We are a technology development, sales and training company based in Draper, Utah. We operate two distinct, but complementary subsidiaries, Warever Corporation and Coaching Institute, Inc.

     Coaching Institute, Inc. offers fully integrated "coaching" programs designed specifically for sales trainers, seminar leaders, motivational speakers and network marketers who are interested in extending their programs to seminar attendees through one-on-one training. By implementing an after-market program such as one-on-one coaching, companies are able to assist clients' personal development, create additional profits, and increase client loyalty.

     Warever Corporation develops, programs, sells, and markets computer software packages. Its primary product, Action Plus, is a management assistance software tool. Warever Corporation intends to release Powerbase, a sales force automation and personal productivity software program, during the third quarter of 2000.

  (b) Results of Operations

     (i) Six Months Ended June 30, 2000 and June 30, 1999

Sales Revenues

     Sale revenues for the six months ended June 30, 2000 were $616,378, an increase of $541,314, or 721.1% from $75,064 for the six months ended June 30, 1999. The increase in revenues is due to the acquisition of Coaching Institute. Warever's software sales, which prior to Coaching Institute's acquisition at the end of the second quarter of 1999 was our only source of revenues, decreased 73.7% to $19,706 from $75,064 in the first half of 1999. The decrease in Warever's software sales is a trend that began in 1997 as a result of the declining demand for Action Plus, our primary software product. We expect the software sales trend to reverse to some degree in the third quarter of 2000 with the release of PowerBase. However, we have performed no market tests and have insufficient information to assess the potential demand, if any, for PowerBase.

     The overall increase in our sales was due to $596,672 in revenues from Coaching Institute during the six months ended June 30, 2000. Coaching Institute's revenues increased $418,807 or 235% from $177,865 during the six month period ended June 30, 1999. Further discussion and financial statements related to Coaching Institute's impact on our sales can be found in our registration statement on Form 10SB12G as filed with the SEC on June 23, 2000.

     We hope to maintain and increase coaching revenues from Coaching Institute. There appears to be a trend toward stable and possibly increased demand for our coaching services. Our revenues from coaching have been increasing and Management has observed an increasing number of speakers requesting coaching services at events such as the annual National Speakers Association convention. However, despite our increased coaching related revenues and the increased consumer interest in coaching services perceived by our management, we cannot ensure that we will be able to maintain or increase revenues from coaching services.

  Cost of Sales

     Cost of Sales increased by $152,083, or 7,060.3%, to $154,268 in the 2000 six month period from $2,185 in the comparable 1999 six month period. The increase was attributable to the acquisition of Coaching Institute and its relatively expensive product costs. Coaching services are very labor intensive. Categorizing coaching related salaries in Costs of Good Sold causes of our exponential Cost of Sales increase. We expect cost of sales related to coaching services to mirror future increases or decreases in our coaching sales. Cost of Sales related to software actually decreased by 90.9% due to depleted software sales. We expect cost of sales related to software sales to increase relative to sales of our new software product Powerbase.

  Selling, General and Administrative Expenses

     General and Administrative expenses increased by $127,243, or 300.3%, to $190,778 in the 2000 six-month period from $63,535 in the 1999 six-month period. A primary reason for the 2000 six-month period increase is the acquisition of Coaching Institute in the third quarter of 1999. We now have General and Administrative expenses for two subsidiaries where we only had one in the comparable six month period ended June 30, 1999. Causes of increased General and Administrative related expenses included a $25,123 increase in telephone expenses, and a $9,481 increase accounting and legal fees.

     Selling expenses increased by $194,068, or 1,777.6%, to $205,636 in the six-month period ended June 30, 2000 from $11,568 in the comparable 1999 six-month period. This increase is the result of Coaching Institute's salaries, commissions, advertising and general sales expenses that were not present on our books prior to Coaching Institute's acquisition. Selling expenses related to software sales actually decreased due to retraction of our software selling efforts during the development phase of Powerbase. We expect our selling expenses to increase as we expand coaching services and commence marketing of the Powerbase software.

     Payroll related expenses increased by $103,658, or 329.7%, to $148,791 in the six-month period ended June 30, 2000 from $45,133 in the comparable 1999 six-month period. The Payroll line item of our Statement of Operations includes all salaries, primarily administrative, not related to selling, marketing or actual coaching. This increase is generally attributable to the expansion of our administration to accommodate Coaching Institute.

  Interest Expense

     Interest expense increased by $4,620, or 815.2%, to $5,266 in the 2000 six-month period from $646 in the 1999 six-month period. The increase was primarily due to interest paid on loans from 1999. The loans were required to continue our operations.

  Net Loss

     Our net loss for the 2000 six-month period decreased by $59,660, or 41.8%, to a net loss of ($83,173) from a net loss of ($142,833) in the comparable 1999 period. This decreased net loss is due to an 821% increase in sales while increasing general and administrative expenses by only 300%. In addition, no consulting fees were paid during the 2000 period in contrast to the 1999 six month period.

  (c) Liquidity and Capital Resources

     Our liquidity and capital resources as of June 30, 2000 were $146,350, and as of December 31, 1999 were $18,393, an increase of $127,957 or 795.7%. The cause of this increase was due to the cash received from the sale of the Karl Malone video and collections of accounts receivable.

     At June 30, 2000, our current liabilities exceeded our current assets by approximately $22,663, with a ratio of current liabilities to current assets of approximately 1.1 to 1. Inventory levels were similar on June 30, 2000 compared to December 31, 1999, because we had not completed testing of our new software product Powerbase and had not yet began the process of building up our inventory in preparation for Powerbase's introduction. Accounts receivable were lower due to collection from one of our large clients, SDI LeGrand.

     We expect to satisfy our cash requirements during the next 12 months from cash on hand and revenues. We have no commitments for significant capital expenditures over the next 12 months.

II.     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         not applicable

ITEM 2. CHANGES IN SECURITIES

         not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         not applicable

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         not applicable

ITEM 5. OTHER INFORMATION

         not  applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

              Exhibit
                 No.         Description

                 27.1        Financial Data Schedule.

          (b) Reports on Form 8-K:

              None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LSI COMMUNICATIONS, INC.

                                             By:  /s/ Craig Hendricks
                                             ------------------------------
                                             Craig Hendricks
                                             Chief Executive Officer, President
                                             Date 8/10/00