Form 10QSB
period 2000-09-30
LSI COMMUNICATIONS INC
filed 2000-11-14
CIK 1084475

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

         Yes [X] No [ ]


At September 30, 2000, there were 11,415,632 shares of common stock, par value $.001 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [  ] No [X]

                            LSI COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets:
                   September 30, 2000 and December 31, 1999   -        3

               Consolidated Statements of Operations:
                   Nine-Months Periods Ended
                   September 30, 2000 and September 30, 1999  -        5

               Consolidated Statements of Operations:
                  Three-Month Periods Ended
                  September 30, 2000 and September 30, 1999   -        6

               Consolidated Statements of Cash Flows
                  Nine-Months Periods Ended

                  September 30, 2000 and September 30, 1999   -        7

            Note to Consolidated Financial Statements         -        9

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS       -        10

PART II.  OTHER INFORMATION

     ITEM 1 - Legal Proceedings     -       -        -        -        13

     ITEM 2 - Changes in Securities -       -        -        -        13

     ITEM 3 - Defaults upon Senior Securities        -        -        13

     ITEM 4 - Submission of Matter to Vote of Security Holders-        13

     ITEM 5 - Other Information     -       -        -        -        13

     ITEM 6 - Exhibits and Reports on Form 8-K Page  -        -        13

SIGNATURES        -        -        -       -        -        -        14

                            LSI COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                     ASSETS
                                                                         September 30,             December 31,
                                                                              2000                     1999
                                                                         -------------            -------------
CURRENT ASSETS
     Cash & Cash Equivalents                                                  $113,805                  $18,393
     Inventory                                                                  11,521                    4,546
     Accounts Receivable (Net of allowance of
       $7,000 and 13,000, respectively)                                         69,239                  157,829
     Notes & Employee Receivable                                                   330                  226,800
                                                                         -------------            -------------
          Total Current Assets                                                 194,895                  407,568
                                                                         -------------            -------------

PROPERTY & EQUIPMENT
    (Net of Accumulated Depreciation)                                           63,434                   26,135
                                                                         -------------            -------------

OTHER ASSETS
     Deposits & Prepaids                                                         6,076                    6,076
                                                                         -------------            -------------
          Total Other Assets                                                     6,076                    6,076
                                                                         -------------            -------------
   TOTAL ASSETS                                                               $264,405                 $439,779
                                                                         =============            =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         September 30,             December 31,
                                                                              2000                     1999
                                                                         -------------            -------------
CURRENT LIABILITIES
     Accounts payable                                                          $32,802                  $22,858
     Accrued expenses                                                           24,292                   34,410
     Customer Deposits                                                             100                        -
     Current portion of long-term liabilities                                  103,879                  195,081
     Deferred Revenue                                                              490                    1,962
     Deferred Compensation                                                      91,000                   91,000
                                                                         -------------            -------------
          Total Current Liabilities                                            252,563                  345,311
                                                                         -------------            -------------

LONG TERM LIABILITIES
    Notes payable                                                               24,692                   37,368
    Notes payable-related party                                                107,704                  166,587
    Less current portion                                                     (103,879)                (195,081)
                                                                         -------------            -------------
          Total long term Liabilities                                            8,517                    8,874
                                                                         -------------            -------------
           TOTAL LIABILITIES                                                   281,080                  354,185
                                                                         -------------            -------------
Minority Interest                                                                    -                        -
                                                                         -------------            -------------

STOCKHOLDERS' EQUITY
    Common stock, authorized 50,000,000 shares of $.001
     par value, issued and outstanding 11,415,632 and 8,915,632
     shares, respectively                                                       11,416                    8,916
     Additional Paid-in capital                                                731,598                  731,598
     Retained Earnings                                                       (759,689)                (654,920)
                                                                         -------------            -------------
          Total Stockholders' Equity                                          (16,675)                   85,594
                                                                         -------------            -------------

   TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                    $264,405                 $439,779
                                                                         =============            =============

                            LSI COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                        For the Period Ended
                                                     September 30,  September 30,
                                                          2000          1999
                                                      -----------   ------------
REVENUES
    Software Sales                                        $22,785        $99,792
    Training Sales                                      1,112,614        104,034
                                                      -----------   ------------
TOTAL REVENUES                                          1,135,399        203,826
                                                      -----------   ------------
COST OF SALES
    Software                                                  257          1,931
    Training                                              341,464         10,158
                                                      -----------   ------------
TOTAL COST OF GOODS SOLD                                  341,721         12,089
                                                      -----------   ------------
GROSS PROFIT                                              793,678        191,737
                                                      -----------   ------------
SELLING EXPENSES                                          259,638        116,069

PAYROLL                                                   227,755         53,145

RESEARCH & DEVELOPMENT                                      3,792         18,300

CONSULTING FEE                                                  -        135,000

PRODUCTION FEE                                                  -         70,000

GENERAL & ADMINISTRATIVE EXPENSES                         407,342        183,507
                                                      -----------   ------------
TOTAL OPERATING EXPENSES                                  898,527        576,021
                                                      -----------   ------------
OPERATING INCOME (LOSS)                                  (104,849)      (384,284)
                                                      -----------   ------------
OTHER INCOME AND (EXPENSES)
   Forgiveness of Debt                                     13,368              -
   Miscellaneous income (expense)                          (5,446)        (3,483)
   Interest expense                                        (7,843)        (3,723)
                                                      -----------   ------------
     Total Other Income and (Expenses)                         79         (7,206)
                                                      -----------   ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                    (104,770)      (391,490)
                                                      -----------   ------------
PROVISION FOR INCOME TAXES                                      -              -
                                                      -----------   ------------
NET INCOME (LOSS)                                        (104,770)      (391,490)
                                                      ===========   ============
NET INCOME (LOSS) PER SHARE                                (0.01)         (0.06)
                                                      ===========   ============
WEIGHTED AVERAGE OUTSTANDING SHARES                    11,132,785      6,950,178
                                                      ===========   ============

                            LSI COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                        For the Quarter Ended
                                                     September 30,  September 30,
                                                          2000          1999
                                                      -----------   ------------
REVENUES
    Software Sales                                         $2,589        $24,728
    Training Sales                                        515,942        104,034
                                                      -----------   ------------
TOTAL REVENUES                                            518,531        128,762
                                                      -----------   ------------
COST OF SALES
    Software                                                   58          1,359
    Training                                              187,395         10,158
                                                      -----------   ------------
TOTAL COST OF GOODS SOLD                                  187,453         11,517
                                                      -----------   ------------
GROSS PROFIT                                              331,078        117,245
                                                      -----------   ------------
SELLING EXPENSES                                          156,187        105,001

PAYROLL                                                    79,850         17,140

RESEARCH & DEVELOPMENT                                        887          9,373

CONSULTING FEE                                                  -        135,000

PRODUCTION FEE                                                  -         70,000

GENERAL & ADMINISTRATIVE EXPENSES                         117,605        110,343
                                                      -----------   ------------
TOTAL OPERATING EXPENSES                                  354,529        446,857
                                                      -----------   ------------
OPERATING INCOME (LOSS)                                   (23,451)      (329,612)
                                                      -----------   ------------
OTHER INCOME AND (EXPENSES)
   Forgiveness of Debt                                          -              -
   Miscellaneous income (expense)                            (170)        (2,580)
   Interest expense                                        (2,577)        (3,076)
                                                      -----------   ------------
     Total Other Income and (Expenses)                     (2,747)        (5,656)
                                                      -----------   ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                     (26,198)      (335,268)
                                                      -----------   ------------
PROVISION FOR INCOME TAXES                                                     -
                                                      -----------   ------------
NET INCOME (LOSS)                                         (26,198)      (335,268)
                                                      ===========   ============
NET INCOME (LOSS) PER SHARE                                 (0.00)         (0.04)
                                                      ===========   ============
WEIGHTED AVERAGE OUTSTANDING SHARES                    11,415,632      8,779,214
                                                      ===========   ============

                            LSI COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                             For the Period Ended
                                                                        September 30,            September 30,
                                                                             2000                     1999
                                                                        -------------             ------------
Cash Flows From Operating Activities
Net income (loss)                                                           ($104,770)               ($391,490)
Non-cash items:
   Depreciation                                                                12,351                    6,959
   Bad Debt                                                                     7,000                   11,800
   Issuance of stock for remaining 15% Warever shares                           2,500                        -
   Consulting Expense paid with stock issuance                                      -                  135,000
   Recognition of Deferred Revenue                                               (491)                       -

(Increase)/decrease in currents assets:
   Accounts receivable                                                         94,390                   42,948
   Inventory                                                                   (6,955)                  (1,189)
Increase/(decrease) in currents liabilities:
   Accounts payable                                                             9,944                   29,281
   Accrued expense                                                            (10,148)                  18,537
                                                                        -------------             ------------
      Net Cash Provided (Used) by Operating Activities                          3,821                 (148,154)
                                                                        -------------             ------------

Cash Flows From Investing Activities
   Cash received in sale of contract                                          226,800                        -
   Cash in Coaching Institute at Acquisition                                        -                   35,855
   Cash paid for property, equipment and software technology                  (49,650)                 (17,272)
                                                                        -------------             ------------
      Net Cash Provided (Used) by Investing Activities                        177,150                   18,583
                                                                        -------------             ------------
Cash Flows From Financing Activities
   Factoring Fees                                                             (13,000)                       -
   Increase in long-term debt                                                  25,692                  165,000
   Principal payments on long-term debt                                       (98,251)                 (47,527)
                                                                        -------------             ------------
      Net Cash Provided (Used) by Financing Activities                        (85,559)                 117,473
                                                                        -------------             ------------
      Increase/(decrease) in Cash                                              95,412                  (12,098)
Cash and Cash Equivalents at Beginning of Period                               18,393                   24,418
Cash and Cash Equivalents at End of Period                                   $113,805                   12,320

Supplemental Cash Flow Information:
   Cash paid for interest                                                      $7,843                   $3,723
   Cash paid for income taxes                                                       -                        -

                            LSI COMMUNICATIONS, INC.
                          NOTE TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.       Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and footnotes thereto included in the Company's registration statement on Form 10SB12G.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

         This discussion contains forward-looking statements made by the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to such future events. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Factors that could cause actual results to differ adversely include, without limitation, inability to maintain sources of coaching customers, and lack of consumer demand for new products. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

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

         Warever Corporation develops, programs, sells, and markets computer software packages. Sales of its primary product, Action Plus, a management assistance software are being phased out. On August 31, 2000, Warever Corporation released Powerhouse, a sales force automation and personal productivity software program designed for the real estate industry. We expect sales of Powerhouse to constitute nearly all of Warever's software sales in the next few quarters.

     (b) Results of Operations

          (i) Nine Months Ended September 30, 2000 and September 30, 1999

Sales Revenues

         Sale revenues for the nine months ended September 30, 2000 were $1,135,399, an increase of $931,573, or 573% from $203,826 for the nine months ended September 30, 1999. The increase in revenues is due to the acquisition of Coaching Institute and relative increases in training sales. Warever's software sales, which prior to Coaching Institute's acquisition at the end of the second quarter of 1999, was our only source of revenues, decreased 129.6% to $22,785 from $99,792 in the first three quarters of 1999. Warever's software sales have been declining as demand for Action Plus, our primary software product reached the end of its product lifecycle and the technology became less current. Despite the release of Powerhouse on August 31, 2000, we did not have any significant software sales during September 2000. We intend to market Powerhouse at real estate seminars in the United States and expect sales of Powerhouse to result during the fourth quarter of 2000. However, we have performed no market tests and have insufficient information to adequately assess the potential demand for Powerhouse.

         The overall increase in our sales was due to $1,112,614 in revenues from Coaching Institute during the nine months ended September 30, 2000. Coaching Institute's revenues increased $1,008,580 or 969% from $104,034 during the nine month period ended September 30, 1999. The $104,034 in revenue in the period ended September 30, 1999 only reflect coaching sales for approximately three months since the time Coaching Institute was acquired in June 1999. Coaching Institute's estimated combined revenues both as an independent entity and a subsidiary of LSI Communications was $281,899 through September 30, 1999, reflecting more than a 290% increase in coaching revenues compared to the prior year nine-month period. Further discussion and financial statements related to Coaching Institute's financials and their impact on our financial statements can be found in our registration statement on Form 10SB12G as filed with the SEC on June 23, 2000.

         Our management believes that Coaching Institute's revenue increase trend should continue in the coming quarter. However, despite our increased coaching related revenues and the increased consumer interest in coaching services perceived by our management, we cannot ensure that we will be able to maintain or increase revenues from coaching services.

         Cost of Sales

         Cost of Sales increased by $329,632, or 2,727%, to $341,721 in the 2000 nine month period from $12,089 in the comparable 1999 nine month period. The increase was attributable to the acquisition of Coaching Institute and its relatively expensive product costs. Many of Coaching Institute's clients or trainees are referred by entities, such as SDI Le Grand, that produce seminars. We pay commissions to these entities in exchange for their trainee referrals. The commission costs are included in our consolidated Cost of Sales. Salaries paid to the coaches who perform the coaching, which is very labor intensive, are also included in Costs of Sales. The commission and salaries are the primary cause of the exponential cost of sales increase. Our management is exploring possible ways to decrease training related cost of sales by increasing the proportion of our trainees that we acquire from our direct marketing efforts. However, until we plan and implement an effective method to expand our direct sales, we must heavily rely on commission based referrals. We expect training related cost of sales related to continue to mirror training revenues in the foreseeable future.

         Cost of sales related to software should increase relative to sales of our new software product Powerhouse. Software costs of sales in relation to software related revenues should remain under 10%.

         Selling, General and Administrative Expenses

         General and Administrative expenses increased by $223,835, or 122%, to $407,342 in the 2000 nine-month period from $183,507 in the 1999 nine-month period. A primary reason for the 2000 nine-month period increase is the acquisition of Coaching Institute in the third quarter of 1999. We now have General and Administrative expenses for two subsidiaries where we only had one for the majority of the comparable nine month period ended September 30, 1999. Causes of increased General and Administrative related expenses included a large increase in telephone expenses, accounting and legal fees.

         Selling expenses increased by $143,569, or 123.7%, to $259,638 in the nine-month period ended September 30, 2000 from $116,069 in the comparable 1999 nine-month period. This increase is the result of Coaching Institute's salaries, commissions, advertising and general sales expenses that were not present on our books prior to Coaching Institute's acquisition in June 1999. Selling expenses related to software sales actually decreased due to retraction of our software selling efforts during the development phase of Powerhouse. We expect our selling expenses to increase as we expand coaching services and commence marketing of the Powerhouse software.

         Payroll related expenses increased by $174,610, or 328.5%, to $227,755 in the nine-month period ended September 30, 2000 from $53,145 in the comparable 1999 nine-month period. The Payroll line item of our Statement of Operations includes all salaries, primarily administrative, not related to selling, marketing or actual coaching. This increase is generally attributable to the expansion of our administration to accommodate Coaching Institute and its growth.

         Interest Expense

         Interest expense increased by $4,120, or 110.6%, to $7,843 in the 2000 nine-month period from $3,723 in the 1999 nine-month period. The increase was primarily due to interest paid on loans from 1999. The loans were required to continue our operations.

         Net Loss

         Our net loss for the 2000 nine-month period decreased by $286,720, or 73.2%, to a net loss of ($104,770) from a net loss of ($391,490) in the comparable 1999 period. This decreased net loss is due primarily to the absence of consulting fees during the 2000 period in contrast to the 1999 nine month period.

         (ii) Three Month Periods Ended September 30, 2000 and September 30,
1999

         Revenue grew to $518,531 during the three-month period ended September 30, 2000 compared to $128,762 of revenue recorded during the same period of the prior year. This represented an increase of 302.7% compared to the prior year quarter. Increases in costs of sales and operating expenses, and the absence of consulting fees, consistent with the description in the year-to-date comparison above, created a net loss of $26,198 in the current quarter compared to $335,268 in the prior year period.

     (c) Liquidity and Capital Resources

         Our liquidity and capital resources as of September 30, 2000 were $113,805, and as of December 31, 1999 were $18,393, an increase of $95,412 or 518.7%. The cause of this increase was due to the cash received from the sale of the Karl Malone video and collections of accounts receivable.

         At September 30, 2000, our current liabilities exceeded our current assets by approximately $57,668, with a ratio of current liabilities to current assets of approximately 1.3 to 1. Inventory levels increased by $6,975 or 153.4% to $11,521 on September 30, 2000 compared to $4,546 on December 31, 1999. The primary reason for this increase was the production and accumulation of units of Powerhouse, our new software product that was completed and released during the third quarter. Accounts receivable were lower due to collection from one of our large clients, SDI LeGrand.

         We expect to satisfy our cash requirements during the next 12 months from cash on hand and revenues. However, we are considering raising money through a stock offering to expand and fund our operations. We have no commitments for significant capital expenditures over the next 12 months.

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

                                          LSI COMMUNICATIONS, INC.

                                          By: /s/ Craig Hendricks
                                          ------------------------------
                                          Craig Hendricks
                                          Chief Executive Officer, President
                                          Date 11/10/00