Form 10KSB
period 2000-12-31
LSI COMMUNICATIONS INC
filed 2001-04-02
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


                           Commission File No. 0-30786

                            LSI COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                  Nevada                                  87-0627349
       (State or other jurisdiction           (IRS Employer Identification No.)
    of incorporation or organization)

                          112 West Business Park Drive
                               Draper, Utah 84020
                                 (801) 572-2555
       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,405,337.

As of December 31, 2000, there were 11,415,632 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format Used (Check one) : Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.   Business of the Company ............................................3

Item 2.   Properties.........................................................11

Item 3.   Legal Proceedings..................................................11

Item 4.   Submission of Matters to a Vote of Security Holders................11

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Shareholder Matters .............................................12

Item 6.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................12

Item 7.   Financial Statements...............................................15

Item 8.   Disagreements on Accounting and Financial Disclosures .............15


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant ................15

Item 10.  Executive Compensation ............................................17

Item 11.  Security Ownership of Certain Beneficial
            Owners and Management............................................18

Item 12.  Certain Relationships and Related Transactions ....................19

Item 13.  Exhibits, Financial Statements and
            Reports on Form 8-K .............................................19

          Additional Information* ...........................................21

          Signatures ........................................................22


* This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Stockholders and the Form 10-KSB.

Special Note Regarding Forward-Looking Statements

         Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or our management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the coaching services and seminar industry, and the software industry, constantly changing technology and market acceptance of our products and services. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS OF THE COMPANY

General

         LSI Communications, Inc. (OTC Non-BB: LSIM) is a technology development, sales and training company based in Draper, Utah, just outside of Salt Lake City. We were incorporated as TPI, Inc., under the laws of the State of Utah on April 26, 1983. In 1985, the Corporation changed its situs from Utah to Nevada and changed its name to Connections Marketing Corp. In July, 1992, our shareholders voted to change our name to LSI Communications, Inc. ("LSI"). We held mineral properties in Beaver County, Utah; however, no extraction operations ever commenced and the properties were distributed to the shareholders through a subsidiary spin-off.

         On November 20, 1998, we entered a Plan of Reorganization and Acquisition agreement with Warever, Inc., a Utah Corporation, wherein we issued 3,000,000 shares of common stock for 85% of Warever's outstanding common stock. The acquisition was recorded as a reverse acquisition, with Warever being the accounting survivor, therefore all historical financial information prior to November 20, 1998 in this report is that of Warever.

         On June 21, 1999, we acquired 85% of Coaching Institute, Inc., (hereafter, "Coaching Institute") a Utah corporation. Coaching Institute is a majority owned subsidiary. The acquisition of Coaching Institute is discussed further in the section entitled "Merger and Business Combinations."

         Warever Corporation ("Warever") is in the business of developing, programming, selling, and marketing computer software packages. Its primary product was Action Plus, a management assistance software tool and has now shifted its focus toward PowerHouse, a software program we release in August 2000 that is tailored to the real estate investment industry, and has contact management, calendaring, property management, presentations, and internet marketing features. Warever was organized in the State of Utah on May 13, 1992 under the name of Action Plus Software, Inc. On January 17, 1995 the name Action Plus Software was changed to Warever.

         We operate two distinct, but complementary subsidiaries, Warever and Coaching Institute. Warever Corporation primarily develops sales automation, personal productivity and Internet-based software products. It is involved in the contact management industry and has been involved since the industry's formative years in the late 1980s and early 1990s. The majority of Warever applications focus on development of sales force automation and personal productivity.

         Coaching Institute offers fully integrated "coaching" programs designed specifically for sales trainers, seminar leaders, motivational speakers and network marketers who are interested in extending their programs to seminar attendees through one-on-one training. By implementing an after-market program such as one-on-one coaching, companies are able to assist clients' personal development, create additional profits, and increase client loyalty.

         We lost money in each of the last fiscal years and our net losses have been significant. Our continued operations have depended, to some extent, on loans from a family member of one of our directors. Despite the fact that revenues from coaching are increasing and we have recently released a new software program, there is no assurance that we will ever become consistently profitable.

NASD OTC Bulletin Board Quotations

         Our common stock is quoted on the OTC Bulletin Board of the NASD under the symbol "LSIM." For information concerning these stock quotations during the past two years, see the section entitled "Market Price Of And Dividends On The Registrant's Common Equity And Related Stockholder Matters." The quotations presented do not represent actual transactions or broker/dealer markups, markdowns or commissions.

Merger and Business Combinations

         Effective November 20, 1998, we entered into an agreement and Plan of Reorganization with Warever, Inc., a private company. The agreement provided for our merger into Warever to be treated as a reverse merger, with Warever as the surviving business. Pursuant to the agreement we issued 3,000,000 shares of common stock to Warever's shareholders of for 85% of the outstanding shares of Warever. Our management resigned and the management and board of Warever filled the vacancy. LSI had no assets or liabilities at the time of the merger, but was only a public shell. We acquired the remaining 15% of Warever in the first Quarter of 2000 by exchanging 2,500,000 LSI shares.

         During November and December of 1998, we sold 1,000,000 shares of Common Stock at $.05 per share to "accredited investors" pursuant to Rule 504.

         On June 21, 1999, we acquired 85% of Coaching Institute by issuing 2,500,000 shares of common stock for 85,000 shares, 85%, of the outstanding common stock of Coaching Institute. The acquisition agreement also provided for us to receive options to acquire the remaining 15% of Coaching Institute's issued and outstanding common stock in exchange for 2,045,455 shares of our common stock. The option can be exercised after January 1, 2001 for a period of 60 days. After the June 21, 1999 acquisition, Coaching Institute survived as our majority-owned subsidiary. Its operating activities have been included in our consolidated financials since June 21, 1999.

         Common stock in the Company was issued and delivered to the shareholders of Coaching Institute as set forth below, such certificates to bear a restrictive legend in compliance with Rule 144 promulgated by the Securities and Exchange Commission under the Securities Act of 1933 as amended:

         o    Craig R. Hendricks         1,062,500 shares
         o    Steven E. Carlson          1,062,500 shares
         o    Lona J. Hendricks            175,000 shares
         o    Richard A. McAllister        150,000 shares
         o    Roger G. Williams              50,000 shares

Operations

         We are a technology development, sales, and training company comprised of two subsidiaries, Warever and Coaching Institute. Our two subsidiaries provide complementary products, services and contacts to each other. Our products assist personal and business betterment, through organization and training.

         Warever has primarily developed sales force automation and personal productivity software. Sales force automation software is designed to improve the efficiency of the sales process by tracking customer information, such as names and addresses, correspondence, and scheduling. Warever intends to expand more heavily into developing software that interacts more fully with the Internet.

         Coaching Institute was founded in June 1998. Personal Coaching is an emerging industry where clients are assisted in reaching goals, implementing real, long-term change. Our coaches work with individuals one-on-one to:

         o     facilitate change
         o     motivate the individual
         o     promote creativity
         o     demand accountability
         o     channel energy and desire
         o     Implement skills and habits

Industry Background

         Warever is in the software development industry, and is primarily focused on developing software related to Customer Relations Management ("CRM"). CRM is a comprehensive integration of every area of business touching the customer, namely marketing, sales, customer service and field support. CRM software assists sales people in tracking client information, time management, and facilitating regular client correspondence. The CRM sector of the software industry is fairly new, but like the bulk of the software industry, there is intense competition, dangers of rapid technological obsolescence and intellectual property issues.

         Coaching Institute provides personal development coaching services. Personal development coaching is a new and evolving training methodology that is growing in popularity and is commonly referred to as "coaching." Coaching is primarily a service where an individual is assisted in implementing information learned at the seminar. Normally, the coach telephones the customer at designated times, such as once a week. During the phone conference the coach will answer questions, help the customer set goals, assess the customer's progress in implementing the principles taught at the seminar. The coaching relationship will commonly continue for 8 to 12 weeks. Coaching may also be used by purchasers of products, such as durable office equipment and software to assist the purchaser to effectively implement the products into their business operations. Coaching supports a variety of topics. Such as:

         o    Sales
         o    sales management
         o    personal development
         o    professional speaking
         o    network marketing
         o    anxiety and stress management
         o    business growth and development
         o    real estate sales
         o    real estate investment; and
         o    areas where personal change would be a benefit
         o    areas where use of new products is to be implemented

         Coaching is used as a format of employee training for major businesses including Fortune 500 Companies such as Ameritech, Merrill Lynch, Amoco, Northwestern Mutual Life and Arthur Anderson. We do not currently provide coaching services to any of these companies. Many members of the National Speakers Association, as well as such notables as Zig Ziglar, Ron LeGrand, A.D. Kessler, Roger Butcher, Denis Waitley, Tom Hopkins, Brian Tracy, Peter Lowe, Stephen R. Covey, Les Brown, and Omar Periu have personal coaching programs. Many more National Speakers Association members are coaches themselves as well as professional speakers. We do not have a relationship with the National Speakers Association, but we do have relationships with many of its members. A list of vendors with whom we have relationships is listed in the section entitled "Customers."

Competition in the Market

         Competition in the software market has increased dramatically in recent years. Software products are sold through mail, seminars, over the Internet, through telemarketing and retail. Software is also given away as a promotion to sell other software programs. Warever faces competition from software manufacturers offering customer relationship management software related to a variety of industries ranging from real estate and insurance sales to multilevel marketing. Hundreds of companies including Act, Goldmine and Top Producer develop software products. Competitors selling CRM software include companies such as BT Squared Technologies, Inc., Symantec, ARI Network Services, Inc., Industri Matematik Abalon AB, Moss Micro, Inc., Information Management Associates, Inc., Applix, Inc., Saratoga Systems, Inc., Baan Company, Brightware, Inc., Sunset Software, Inc., Callback Software, Inc., Clarify, Inc., On!contact Software Company, ClientXchange, Epicor Software Corporation, DSI Management Systems, PowerCerv Technologies, Group 1 Software, Inc.

         Our software is tailored to a fairly narrow market. We have attempted to direct product sales and CRM product development toward businesses in specific industries, such as real estate. Our market position is turning toward products such as PowerHouse which, like our software Action Plus, will consist of functions that can assist companies and particularly sales people's day to day operations such as data-base maintenance, marketing using the database, time management, word processing, correspondence and accounting.

         Coaching Institute faces competition from other businesses offering coaching services such as Franklin Covey Coaching, and dozens of new companies which are being formed around the country. Coaching is a form of self-help, which has traditionally been provided in books, tapes, seminars, and speakers. Competition in the coaching industry is difficult to assess because of the infancy of the industry. There is a trend for self-help providers, such as public speakers, motivators and organizers to expand or modify their services into the area of coaching. A common method of competition is for self-help providers to use their existing sales and customer contacts to sell coaching services. Well known self-help providers have an advantage due to their familiarity to customers and potential outside vendors. The competition from self-help providers is intense.

         We are attempting to gain notoriety and to establish relationships with outside vendors. We do not have a large market share. We currently have relationships with about a dozen outside vendors. However, there is no assurance that we will be able to gain notoriety or continue to establish or maintain relationships with outside vendors.

General Operations

         Warever must adjust to the changing nature of the software industry. Our Management believes that there is a shift to more industry specific software applications. Warever is attempting to tailor software programs to cover all of a small business' needs for certain particular industries, especially needs related to CRM, such as PowerHouse. Currently, we are not aware of other software programs that have all of these functions. A real estate agent would need to purchase three different software packages to achieve the same function provided by PowerHouse. We intend to distribute PowerHouse through relationships with SDI LeGrand, RE Marketing, and others. Currently, we have oral agreements with SDI Marketing to sell PowerHouse, however, we have no formal written agreements. We anticipate that they will be paid 30% from the proceeds of sales that they refer to us. They will likely be paid approximately 50% for sales of our software that they completely facilitate. We anticipate relationships with other entities that can sell or facilitate sales of our software. We do not anticipate contracts that will require minimum sales by our outside vendors. The companies provide us with attendance rosters from their seminars. In return, when we sell products to the attendees, we give them a percentage of the revenues. In some cases these companies will sell our software directly and be paid a percentage of the revenues. These companies are not bound to provide us with names or sell our products and there is no assurance that these companies will continue to produce for us.

         Coaching Institute must maintain a steady flow of clients because each coaching arrangement usually lasts only 8-12 weeks. We are actively seeking referral relationships with professional speakers and seminar companies. Coaching Institute attends the National Speakers Association convention on an annual basis for the purpose of acquiring new speakers, and increase the visibility of Coaching Institute in the speaking and seminar community. We have no contracts binding anyone to provide us with coaching leads or to sell our services. Our agreements focus on outside vendors' compensation for referrals and sales, but do not create binding assurances that such vendors will perform on our behalf.

         Coaching Institute currently actively recruits and trains coaches and sales professionals. Our management believes that quality coaching personnel are key to the competitiveness of a coaching services provider, because consumers of coaching will be unwilling to recommend or purchase coaching services from coaches with substandard interpersonal and coaching skills.

Sales and Marketing

         Warever has a three tiered sales strategy.

         o Direct sales to end users and corporate clients through an internal sales force.
         o    Arrangements with outside vendors to sell our software
         o    Sales through regional distributors.

         Warever has attempted to utilize outside vendors as our main marketing strategy, however we met with little success. We developed a customized version of our software called "Pocket-it" Software on behalf of Plus Mark, a wholly owned subsidiary of American Greetings. Pocket-it Software was designed to be the electronic companion to a paper-based planner called Pocket-it. Plus Mark entered into a license agreement with Warever to sell the Pocket-it Software. The software prints schedules, notes, and lists onto the patented Pocket-it paper for insertion into the planner. We delivered the software source codes to American Greetings which is solely responsible for replication of the Software, including all associated costs. In return for developing the Software, Warever was to receive a $5.00 royalty per unit sold by American Greetings. We have not received any royalties from the sales of "Pocket-it", nor are we aware of any sales of the software. Moreover, American Greetings given us reason to believe that they may not distribute Pocket-it Software. We incurred expenses exceeding $100,000 to tailor the product to be consistent with Plus Mark's requests.

         Coaching Institute's sales are conducted in two ways. Similar to Warever's software, Coaching Institute's sales are primarily made through follow-up telephone calls to individuals who have attended a seminar held by an organization with which we have sales agreements. Our agreements with outside vendors both for the sale of our software and coaching services do not require outside vendors to sell our products and services. The arrangements set out a percentage of the revenue for the sale of the product or service that will be given to the outside vendor as compensation for selling the product or service. Secondly, sales are made directly by our outside vendors in a seminar environment. The outside vendor can pitch our software during a presentation and have a table set up in the seminar room from which our software is sold.

         Coaching Institute's coaching services are marketed primarily through direct mail followed by an outbound telephone campaign to the direct mail recipients. Outside vendor seminars are the source of the names, numbers, and addresses in our direct mailing and outbound telephone campaigns. However, we are moving away from granting marketing and sales responsibilities to outside vendors and instead seeking to generate leads from internal marketing and sales efforts.

Customers

         Warever's relationship with outside vendors are structured to allow mutual profit from the sale of our products and services to the outside vendor's clients. This relationship is potentially beneficial because of the outside vendor's distribution channels and their ability to set up a table and sell products at seminars. Warever has similar sales relationships with network marketing companies such as SDI LeGrand.

         Over the past several years, Warever Corporation has sold to approximately 30,000 individuals and businesses, ranging from home-based businesses to Fortune 1000 companies. Our customers have included:

         Radisson Hotels International             Franklin Quest Corporation
         Bank of New York                          Blue Cross/Blue Shield
         United Technologies (Carrier)             Bank One
         Nu Skin International                     Canadian Government
         Fruit of the Loom                         American Home Business Assoc.
         Zions Bank                                Paragon Trade Brands
         California Steel                          SKF
         Library of Congress                       Imall

         In the last several years, Coaching Institute has had sales arrangements with people and organizations that have distribution channels or that speak in front of large audiences, such as, motivational speakers, sales trainers, seminar companies, and network marketing organizations. These people and organizations have acted as outside vendors but have not been bound to sell our products or services. Pursuant to written agreements, these people and organizations are paid a pre-designated percentage of sales that they generate. However, there is no assurance that they will continue to sell our products. Currently we have sales arrangements with:

         Omar Periu                         Rory Aplanalp
         RE Marketing                       Automation Quest
         SDI Ron LeGrand Publishing         Skin Secrets

         The majority of our coaching revenues came from leads from Automation Quest, SDI LeGrand and RE Marketing. The remaining outside vendors supplied only 3% of our coaching customers. Due to our high reliance on vendors such as Automation Quest, we are seeking to diversify and internalize our coaching customer sourcing. A reduction in sales generated by Automation Quest would have a detrimental impact on our coaching sales.

Products and Services

         Warever has several products currently available.

         o Action Plus ($395.00) - The flagship product of Warever Corporation, is a database program for businesses that includes a time manager, word processor and sales module that creates sales invoices, tracks inventory and performs certain accounting functions. Action Plus has received recognition from PC Computing Magazine and Portable Computing Magazine.

         o Powerbase Financial Advisor ($99.00)- This program tracks personal financial information, including assets, liabilities, and net worth. It also tracks cash flow and debt, giving different methods of debt reduction. Financial calculators are included.

         o Idea Bank ($99.00)- This multimedia product is ideal for motivation speakers and other professional speakers, trainers or anyone who needs to reference large amounts of text data. Idea Bank stores, sorts and facilitates the retrieval of information such as quotes and anecdotes. Users can listen to audio or watch video presentations of the speaker.

         We have sold approximately 30,000 units of Action Plus, but sales have dramatically decreased in recent years resulting in a significant reduction in Warever's revenues. We continue to sell a nominal number of Action Plus units and Action Plus upgrades. We sell the upgrades for $129 per user unit. Our other software programs have been used as incentives, promotions and giveaways, and direct revenues from these programs have been minute as we have sold less than 100 total units. We have not actively marketed PowerHouse since its release, but intend to do so during 2001 by hiring a limited number of software sales personnel. We hope that our sales efforts in 2001 will revive our software sales.

         Warever has several products on the drawing board, but not in production due to the shifting of financial resources to coaching sales and fulfillment. Our development of Powerbase, a 32-bit, internet-enabled business automation product, was suspended indefinitely. Powerbase is the basic software program upon which our vertical market software products, such as PowerHouse were to be based. Our scarce resources were shifted from the development of Powerbase to the production of PowerHouse. Our Management elected to allocate resources to PowerHouse, a software product geared toward the real estate industry, because a significant number of our current customers operate in the real estate sales market. Due to cash constraints, we do not currently intend to start production or development of any software programs other than PowerHouse.

Coaching Institute provides the following services:

         o Personal Coaching - Personal Coaching is conducted over the telephone, offering the client the greatest opportunity to utilize their own environment to make needed changes. Sessions last one half hour each over a period of 8-12 weeks with up to a year of follow up.

         o Telesales - Coaching Institute is equipped with advanced phone systems and provides telesales services to our outside vendors.

         o Data Base Management - Utilizing some of Warever Corporation's core technologies, Coaching Institute is able to manage outside vendor databases. We use our software and knowledge to operate and organize Omar Periu and RE Marketing's customer databases. We benefit because they provide us with names in the database to whom we market our coaching services. Database management is not currently a source of direct revenues for Warever.

         o Seminar Management - Seminars allow Coaching Institute to control lead flow from start to finish as well as provide needed structure to beginning speakers and fledgling organizations such as Xtax run by our outside vendor Jim Burton.

Intellectual Property and Proprietary Rights

         We rely on a combination of copyright, trade secret, and trademark law to protect our technology, although we believe that other factors such as the technological and creative skills of our personnel, new product developments, frequent product and feature enhancements, and reliable product support and maintenance are more essential to maintaining a technology leadership position. We currently do not have any patents issued or pending.

         We generally enter into confidentiality and nondisclosure agreements with our employees, consultants, prospective customers, licensees, and corporate partners. In addition, we control access to and distribution of our software, coaching programs, documentation, and other proprietary information. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of their products is time-consuming and costly, and there can be no assurance that the steps we take will prevent misappropriation of our technology.

         We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we do not regularly conduct comprehensive patent searches to determine whether the technology used in our products infringes on patents held by third parties. There are many issued patents as well as patent applications in the electronic messaging field. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. If we were to discover that our products violated or potentially violated third party proprietary rights, we might not be able to obtain licenses to continue offering those products without substantial reengineering. Any reengineering effort may not be successful, nor can we be certain that any licenses would be available on commercially reasonable terms.

         Substantial litigation regarding intellectual property rights exists in the software industry, and it is expected that software products may be increasingly subject to third-party infringement claims as the number of competitors in the industry segments grows and the functionality of software products in different industry segments overlaps. Any third-party infringement claims could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on acceptable terms, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition, and results of operations.

         We may find defects in our sales automation and internet-based software that may require us to incur substantial product liability costs and significant redesign costs. Warever Corporation's product types often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Defects or errors in Warever Corporation's products could result in a loss of customers, reduced revenues and higher sales automation and internet-based software development costs, which would seriously harm our business.

Acquisitions

         We may seek to expand through acquisitions which are not currently identified and which therefore may entail risks which cannot be evaluated at this time. We may seek to expand our operations by acquiring companies in businesses that we believe will complement or enhance our business, particularly in the seminar related industries. We cannot be assured that we will be able to ultimately effect any acquisition, successfully integrate any acquired business in our operations or otherwise successfully expand our operations. We have not established any minimum criteria for any acquisition and our management may have complete discretion in determining the terms of any acquisition.

Supplies

         The principal materials and components used in our software products include computer media, including disks and CD-ROMs, and user manuals. For each product, we prepare a master software disk or CD-ROM, user manuals, which may be in printed form or distributed on a CD-ROM, and packaging. Substantially all of our disk and CD-ROM duplication is performed by third-party vendors, using disks and blank CD-ROMs acquired from various sources. Outside sources print Warever Corporation's packaging and related materials to its specifications. Portions of the completed packages are assembled by third-party vendors. To date, Warever Corporation has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects. We do not have any contracts with our suppliers. We believe that we could replace our current suppliers without great expense, although such a replacement may slow down our operation and negatively impact our profits. Software is not a raw materials intensive product. The floppy disks, computer disks, and paper for manuals that we produce could be purchased from a number of suppliers.

R&D

         We spent $27,200 in 1999 and only $3,792 in 2000. We do not currently employ any full-time programmers and rely on independent contractors for the development of our software. Our R&D costs are not directly borne by our customers.

Employees

         We currently have a total of twenty-one full time employees, two of whom are involved in management, six of whom are in our sales department, nine are coaches, and four are in administration support. We do not have employment contracts that guarantee a term or salary or grant stock options. We estimated our number of employees to increase by the end of 2000, but due to a slowdown in our coaching sales growth, delays in the release of PowerHouse and flat software sales our number of employees stayed fairly steady during 2000. We cannot be certain of the number of employees that we will have by the end of 2001, but we may increase our sales force and coaching fulfillment force by 10% to 20%.

ITEM 2.  PROPERTIES

         We do not own any real property.

         Our corporate headquarters are located in Draper, Utah. We operate from an office building in a business park where we have leased and occupy approximately 3,100 square feet of usable office space and 1,100 square feet of warehouse space. We own thirty computers, fax, phones, copiers, printers, typewriters, desks, a conference table, cabinets and other general office equipment. The monthly rental/lease rate is approximately $4,100 per month. We believe that as we expand the business, and cultivate additional relationships with outside vendors, we will need to relocate our executive offices to a nearby location or expand into our connected warehouse space which is currently part of our lease. We believe that suitable additional or substitute space will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings, or governmental agency proceedings, and no such action by or, to the best of our knowledge, against us has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our security holders during the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         (a) Market for Common Equity

         Our common stock is traded on the Over the Counter Bulletin Board under the symbol "LSIM". The CUSIP number is 501919104. Knight Trading Group, Inc. of Jersey City, NJ and Fleet Trading, a Division of Fleet Securities of Jersey City, NJ are among the most active market makers for the stock.

         The following is a table of the high and low bid prices of our stock for each of the four quarters of the fiscal year ended December 31, 2000:

         Quarter Ended                 High        Low
         -------------                 ----        ---
         December 31, 2000           $ 0.218    $ 0.050
         September 30, 2000            0.250      0.100
         June 30, 2000                 0.500      0.100
         March 31, 2000                1.000      0.100

         These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         (b) Security Holders

         The Company has approximately 121 shareholders of record.

         (c) Dividends

         There have been no cash dividends declared or paid since the inception of the company, and no cash dividends are contemplated to be paid in the foreseeable future. The Company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

         (a) Overview

         The year ended December 31, 2000 was marked by a period of increased revenue generation. The year was also characterized by the continued transition to revenues from coaching services from software sales.

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

         (b) Results of Operations

                  (i) Fiscal Year Ended December 31, 2000 and December 31, 1999

Sales Revenues

         Sales revenues for the fiscal year ended December 31, 2000 were $1,405,337, an increase of $872,290, or 163.6% from $533,047 for the fiscal year ended December 31, 1999. The increase in revenues is due to the acquisition of Coaching Institute and relative increases in training sales. Warever's software sales, which prior to Coaching Institute's acquisition at the end of the second quarter of 1999, was our only source of revenues, decreased 82.7% to $20,269 from $117,316 in the year ended December 31, 1999. Warever's software sales have been declining as demand for Action Plus, our primary software product reached the end of its product lifecycle and the technology became less current. Despite the release of PowerHouse on August 31, 2000, we did not have any significant software sales during 2000. We intend to market PowerHouse at real estate seminars in the United States and expect sales of PowerHouse to result in 2001. However, we have performed no market tests and have insufficient information to adequately assess the potential demand for PowerHouse.

         The overall increase in our sales was due to $1,385,068 in revenues from Coaching Institute during the fiscal year ended December 31, 2000. Coaching Institute's revenues increased $969,337 or 233.1% from $415,731 during the fiscal year ended December 31, 1999. The $415,731 in revenue in the period ended December 31, 1999 only reflect coaching sales for approximately six months since the time Coaching Institute was acquired in June 1999. Further discussion and financial statements related to Coaching Institute's financials and their impact on our financial statements can be found in our registration statement on Form 10SB12G/A as filed with the SEC on June 23, 2000.

         Our management believes that Coaching Institute's revenue should stay steady in the coming 12 months. However, we cannot ensure that we will be able to maintain or increase revenues from coaching services. In addition, we are not certain that we will be successful in generating coaching sales leads internally or that be will be able to maintain the flow of customers from outside vendors.

         Cost of Sales

         Cost of Sales increased by $288,333, or 193.4%, to $437,397 in the 2000 fiscal year from $149,064 in the comparable 1999 fiscal year. The decrease was attributable to the decrease in software sales. Many of Coaching Institute's clients or trainees are referred by entities, such as SDI Le Grand, that produce seminars. We pay commissions to these entities in exchange for their trainee referrals. The commission costs are included in our consolidated Cost of Sales. Salaries paid to the coaches who perform the coaching, which is very labor intensive, are also included in Costs of Sales. Salaries and fees to independent contractors related to fulfillment of coaching services exceeded $300,000. The commission and salaries are the primary cause of the cost of sales increase. Our management is exploring possible ways to decrease training related cost of sales by increasing the proportion of our trainees that we acquire from our direct marketing efforts. However, until we plan and implement an effective method to expand our direct sales, we must heavily rely on commission based referrals. We expect training related cost of sales to continue to mirror training revenues in the foreseeable future. Selling expenses related to software sales actually decreased due to retraction of our software selling efforts during the development phase of PowerHouse.

         Cost of sales related to software should increase relative to sales of our new software product PowerHouse. Software costs of sales in relation to software related revenues should remain under 10%.

         Selling, General and Administrative Expenses

         General and Administrative expenses increased by $240,926, or 156.8%, to $394,536 in the 2000 fiscal year from $153,610 in the 1999 fiscal year. A primary reason for the 2000 fiscal year increase is the acquisition of Coaching Institute in the middle of the Year period December 31, 1999. We now have General and Administrative expenses for two subsidiaries where we only had one for the majority of the comparable fiscal year ended December 31, 1999. Approximately $222,000 of our General and Administrative expenses consisted of Management and support staff salaries. Additional causes of increased General and Administrative related expenses included a large increase in telephone expenses, accounting and legal fees.

         Selling expenses increased by $73,437, or 22.9%, to $393,679 in the fiscal year ended December 31, 2000 from $320,242 in the comparable 1999 fiscal year. This increase is the result of Coaching Institute's salaries, commissions, advertising and general sales expenses that were not present on our books prior to Coaching Institute's acquisition in June 1999. We paid salaries totaling $265,000 related to coaching sales. We expect our selling expenses to increase as we expand coaching services and commence marketing of the PowerHouse software.

         Payroll related expenses increased by $226,788, or 332.1%, to $295,065 in the fiscal year ended December 31, 2000 from $68,277 in the comparable 1999 fiscal year. The Payroll line item of our Statement of Operations includes all salaries, primarily administrative, not related to selling, marketing or actual coaching. This increase is generally attributable to the expansion of our administration to accommodate Coaching Institute and its growth.

         Interest Expense

         Interest expense remained steady decreasing by $725 to $13,505 in the 2000 fiscal year from $14,230 in the 1999 fiscal year. The increase was primarily due to interest paid on loans required to continue our operations.

         Net Loss

         Our net loss for the 2000 fiscal year decreased by $168,141, or 50.6%, to a net loss of ($164,088) from a net loss of ($332,229) in the comparable 1999 period. This decreased net loss is due primarily to the absence of consulting fees during the 2000 period in contrast to the 1999 fiscal year.

         (c) Liquidity and Capital Resources

         Our liquidity and capital resources as of December 31, 2000 were $5,270, and as of December 31, 1999 were $18,393, a decrease of $13,123 or 71.3%. Our capital resources were higher in 1999 due to the sale of a contract. The decrease is due to funds being used for operations in the 2000 fiscal year.

         At December 31, 2000, our current liabilities exceeded our current assets by approximately $114,146, with a ratio of current liabilities to current assets of approximately 1.7 to 1. Inventory levels increased by $6,899 or 151.7% to $11,445 on December 31, 2000 compared to $4,546 on December 31, 1999. The primary reason for this increase was the production and accumulation of units of PowerHouse, our new software product that was completed and released during late 2000. Accounts receivable were lower due to collections from SDI LeGrand. The majority of remaining current accounts receivable are owed by SDI LeGrand.

         We may not be able to satisfy our cash requirements during the next 12 months from cash on hand and revenues and are considering raising money through a stock offering to meet capital needs and to expand and fund our operations. We have no commitments for significant capital expenditures over the next 12 months.

ITEM 7.  FINANCIAL STATEMENTS

         The audited consolidated balance sheet of the Company for its years ended December 31, 2000 and 1999 and related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 are included, following Item 13, in sequentially numbered pages numbered F-1 through F-19. The page numbers for the financial statement categories are as follows:

                 Index                                                  Page

   Report of Independent Auditors                                        F-3

   Consolidated Balance Sheets as of December 31, 2000 and 1999          F-4

   Consolidated Statements of Operations
   for the Years Ended December 31, 2000 and 1999                        F-6

   Consolidated Statement of Stockholders' Equity
   for the Years Ended December 31, 2000 and 1999                        F-7

   Consolidated Statements of Cash Flows
   for the Years Ended December 31, 2000 and 1999                        F-8

   Notes to Consolidated Financial Statements                            F-10

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

Officers and Directors

         The following table sets forth the names, age, and position of each of our directors and executive officers.

      Name                 Age      Position and Office Held

  Craig R. Hendricks       34       President, Chief Executive Officer
                                    Chief Accounting Officer,
                                    Chief Financial Officer, Director

  Rick McAllister          41       Vice President of Coaching

  Steven E. Carlson        31       Director

         Craig R. Hendricks became an officer, and both he and Steven E. Carlson became director in connection with our re-organization on December 8, 1998. Rick McAllister became Vice President of Coaching in July 2000. The term of office of each officer and director is until his successor is elected and qualified.

Biographical Information

         Set forth below is biographical information for each officer and director. No person other than officers and directors will currently perform any of our management functions.

         Craig R. Hendricks, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, Director has been with Warever Corporation since 1992. In 1993, he orchestrated and led the buyout of Warever Corporation from its founding owners. Prior to joining Warever Corporation in 1992, Mr. Hendricks began his career at WordPerfect Corporation. He served on the Board of CMS Casuals, Inc., a manufacturing company based in Bellevue, Washington with approximately 40 employees, which was sold to a group of Microsoft employees in 1990. He received a Bachelor of Science in accounting and a Master of Business Administration Degree, graduating with distinction from Brigham Young University in 1992.

         Rick McAllister, Vice President of Coaching, has been with Coaching Institute since 1998 and has served as Vice President of Coaching since July 2000. While at Coaching Institute, he has assisted in the development of coaching methodologies and was involved in authoring Chain Reaction Downline, a informational and strategy book targeting the network marketing industry. Prior to joining coaching, Mr. McAllister worked for Borges Lamont between 1995 and 1998 in their coaching and symposium sales department. Mr. McAllister received a Bachelor of Science in international business, from the University of Texas.

         Steven E. Carlson, Director, helped create Warever Corporation as one of the original founders while attending the University of Utah. Mr. Carlson has been a member of the board of directors since Warever's inception and served as vice president of sales and marketing between 1995 and 2000. Mr. Carlson has been involved in the productivity and sales automation industries since the late 1980's. Between 1995 and 2000, Mr. Carlson focused on day to day operations related to Warever's software sales and on-site implementation of Warever's automation system software.

         Our bylaws provide for indemnification of officers, directors or LSIM agents against legal expenses, judgments, fines, settlements and other amounts reasonably incurred by such persons after having been made or threatened to be made a party to legal action. Payment of such amounts may also be made in advance if expenses are likely to be incurred by officers, directors or agents in defense of any such action.

         The extent, amount and eligibility for the indemnification provided will be determined by the Board of Directors. These indemnifications will be made by a majority vote of a quorum of directors, including any director who is a party to such action, suit, or proceeding or by the shareholders by a majority vote of a quorum of shareholders including any shareholder who is a party to such action, suit or proceeding.

         We are further authorized by the bylaws to purchase insurance for indemnification of any person as provided by the bylaws and to the extent provided by Nevada law. We, at this time, have no insurance coverage for officers and directors and have not expended any funds to obtain such insurance policies to insure or indemnify directors or officers against any liabilities that may occur. Management reserves the right to obtain such insurance.

         Section 78.7502 of the Nevada Revised Statutes authorizes indemnification of officers, directors, employees and agents in instances constituting certain violations of criminal law which the person did not know were illegal, or actions taken in good faith by persons which were intended to be in the best interests of the corporation.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of LSIM pursuant to the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

         In the event that a claim for indemnification against such liabilities (other than the payment by LSIM of expenses incurred or paid by a director, officer or controlling person of LSIM in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by LSIM is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 10. EXECUTIVE COMPENSATION

         The President's target compensation is $100,000 per year, but defers his compensation from time to time due to cash constraints. The Vice President of Coaching receives an annual salary of approximately $60,000. Compensation is not paid to Directors for fulfilling their roles as Directors.

-------------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------
Name and Principal    Year
Position (a)          (b)                                         Long-Term Compensation
-------------------------------------------------------------------------------------------------------------------------
                              Annual Compensation            Awards                       Payouts
                            ------------------------------------------------------------------------------
                               Salary (c)   Bonus (d)   Other       Restricted     Securities   LTIP         All
                                                        Annual      Stock          Under-       Payouts      Other
                                                        Compen-     Award (f)      lying        (h)          Compen-
                                                        sation (e)                 Options/                  sation (i)
                                                                                   SARs (g)
-------------------------------------------------------------------------------------------------------------------------
Craig Hendricks      2000     $ 85,250      $0.0          $0.0        $0.0           0            $0.0        $0.0
Chairman, CEO,       1999     $ 49,500      $0.0       $45,500        $0.0           0            $0.0        $0.0
President            1998     $ 50,250      $0.0          $0.0        $0.0           0            $0.0        $0.0
-------------------------------------------------------------------------------------------------------------------------
Steven Carlson       2000*    $ 33,250      $0.0          $0.0        $0.0           0            $0.0        $0.0
Vice President       1999     $ 49,500      $0.0       $45,500        $0.0           0            $0.0        $0.0
                     1998     $ 50,250      $0.0          $0.0        $0.0           0            $0.0        $0.0
-------------------------------------------------------------------------------------------------------------------------
Rick McAllister      2000**   $ 57,000      $0.0          $0.0        $0.0           0            $0.0        $0.0
Vice President       1999     $ 38,500      $0.0          $0.0        $0.0           0            $0.0        $0.0
                     1998     $ 26,000      $0.0          $0.0        $0.0           0            $0.0        $0.0
-------------------------------------------------------------------------------------------------------------------------

* Steven Carlson served as Vice President through May 2000. ** Rick McAllister became Vice President of Coaching in July 2000.

         There are no other agreements or arrangements, express or implied, between us and any other officer or director, regarding any other form of compensation, including stock options, warrants, employment incentives, or the like.

         No long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2000, 1999 or 1998. Deferred compensation totaling $90,000, or $45,500 for each Steve Carlson and Craig Hendricks was booked for the year ended December 31, 1999 and remains on the books.

Compensation of Directors.

         There are no standard arrangements pursuant to which our directors are compensated for any services provided as a director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

         There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us, any change in control of our organization, or a change in the person's responsibilities following a change in control of our organization.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date of this report, the aggregate number of shares of common stock owned of record or beneficially by each person who owned of record, or is known by us to own beneficially, more than 5% of our common stock, and the name and holdings of each officer and director and all officers and directors as a group:

----------------------------------------------------------------------------------------------------------------
Title of Class                  Name and                         Amount and                 Percent of Class
                        Address of Beneficial Owner       Nature Beneficial Owner
----------------------------------------------------------------------------------------------------------------
                        Officers and Directors:

 Common Stock            Craig R. Hendricks                       2,894,604                       26.1%
                         112 W. Business Park Drive
                         Draper, Utah 84020

 Common Stock            Steven E. Carlson                        2,894,604                       26.1%
                         112 W. Business Park Drive
                         Draper, Utah 84020

                        5% Shareholders:

 Common Stock            Lona Hendricks                           1,186,340                       10.7%
                         4103 205th Ave. S.E.
                         Issaquah, WA 98029
----------------------------------------------------------------------------------------------------------------

         The following table sets forth, as of the date of this report, the aggregate number of shares of common stock warrants held by each person who owned of record, or is known by us to own beneficially, more than 5% of our common stock, and the name and holdings of each officer and director.

-------------------------------------------------------------------------------------------------------------------------------
 Name of Warrant Holder        Title and Amount of Securities             Exercise Price                 Date of Exercise
                               Called for by Warrants
Craig R. Hendricks             869,318 shares of common stock.       .0073 shares of Coaching        For a period of 60 days
112 W. Business Park Drive                                            Institute, Inc stock per       after January 1, 2001.
Draper, Utah 84020                                                    share.

Steven E. Carlson              869,318 shares of common stock.        .0073 shares of Coaching       For a period of 60 days
112 W. Business Park Drive                                             Institute, Inc stock per      after January 1, 2001.
Draper, Utah 84020                                                     share.


Lona Hendricks                 143,182 shares of common stock.         .0073 shares of Coaching      For a period of 60 days
4103 205th Ave. S.E.                                                   Institute, Inc stock per      after January 1, 2001.
Issaquah, WA 98029                                                     share.
-------------------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Loan From 5% Stockholders

         During 1995, a shareholder relative of Craig Hendricks, an officer and director of the Company, advanced $39,000 for working capital. As of December 31, 2000 $35,866 in payments were made to this related party with a balance due at December 31, 2000 and 1999, of $3,134 and $3,134, respectively.

         During 1999, a shareholder relative of Craig Hendricks, an officer and director of the Company, advanced $190,000 for working capital. As of December 31, 2000 $86,126 was paid to this related party with a balance due at December 31, 2000 and 1999 of $103,874 and $163,453, respectively.

         During 1999, Craig Hendricks, an officer and director of the Company, advanced $5,000 for working capital. As of December 31, 1999 $5,000 in payments were made to this related party removing the balance due from the Company's books.

 ---------------------------------------------------------------------------------------------------------
 Date of Loan         Principal Amount     Interest Rate           Term            Payment Terms
 ---------------------------------------------------------------------------------------------------------
 April 1, 1999             $40,000            9.75%               3 years       Monthly payments of
                                                                                principal and interest
                                                                                amortized over 36 months
 ---------------------------------------------------------------------------------------------------------
 July 1, 1999              $50,000            9.75%               1 year        Monthly payments of
                                                                                interest only with balloon
                                                                                payment due on or before
                                                                                month 12.
 ---------------------------------------------------------------------------------------------------------
 August 1, 1999           $100,000            9.75%               1 year        Monthly payments of interest
                                                                                only with balloon payment
                                                                                due on or before month 12.
 ---------------------------------------------------------------------------------------------------------

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a) Index to financial statements and financial statement schedules

         The audited balance sheets of the Company as of May 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2000 and 1999 follow in sequentially numbered pages F-1 through F-19. The page numbers for the financial statement categories are as follows:

     Page                  Description

     F-3         Report of Independent Auditors - December 31, 2000 and 1999

     F-4         Balance Sheets as of December 31, 2000 and 1999

     F-6         Statements of Operations for the Years Ended December 31, 2000
                   and 1999

     F-7        Statement of Stockholders' Equity for the Years Ended December
                  31, 2000 and 1999

     F-8        Statements of Cash Flows for the Years Ended December 31, 2000
                  and 1999

     F-10       Notes to Financial Statements

         (b) 8-K Reports

         On February 26, 2001 a Form 8-K was filed with the Securities and Exchange Commission reporting in Item 5, "Other Events", that we had acquired the final 15% of Coaching Institute.

         On February 26, 2001 a Form 8-K was filed with the Securities and Exchange Commission reporting in Item 5, "Other Events", that our orders from Automation Quest, a source of 33.1% of our revenues in 2000 had dropped to $0.00 in February 2001.

         (c) Exhibits:

-------------------------------------------------------------------------------
Exhibit No.                         Title of Document
-------------------------------------------------------------------------------
2.1 Plan of Acquisition by which LSI Communications, Inc. shall acquire Warever, Inc.(1)
-------------------------------------------------------------------------------
2.2 Plan of Acquisition by which LSI Communications, Inc. shall acquire Coaching Institute, Inc.(1)
-------------------------------------------------------------------------------
3.1               Articles of Incorporation of Connections Marketing Corp.(1)
-------------------------------------------------------------------------------
3.2 Articles of Amendment to the Articles of Incorporation of Connections Marketing Corp.(1)
-------------------------------------------------------------------------------
3.3               Bylaws of Connections Marketing Corp.(1)
-------------------------------------------------------------------------------
10.1              Promissory Note to Lona J. Hendricks ($100,000)(1)
-------------------------------------------------------------------------------
10.2              Promissory Note to Lona J. Hendricks ($40,000)(1)
-------------------------------------------------------------------------------
10.3              Promissory Note to Lona J. Hendricks ($50,000)(1)
-------------------------------------------------------------------------------
10.4              Coaching and Strategic Agreement-8/25/99(1)
-------------------------------------------------------------------------------
10.5              Coaching and Strategic Agreement-1/6/99(1)
-------------------------------------------------------------------------------
10.6              Coaching and Strategic Agreement-6/5/99(1)
-------------------------------------------------------------------------------
10.7              Standard Distribution Provisions--Columbia House Co., and
                  Warever, Inc. (1)
-------------------------------------------------------------------------------
21.1              Subsidiaries of the Company (1)
-------------------------------------------------------------------------------

(1) Incorporated by reference to our registration statement on Form 10SB12G as filed with the SEC on May 19, 2000.

                             ADDITIONAL INFORMATION

                             Corporate Headquarters
                112 West Business Park Drive, Draper, Utah 84020
          Telephone Number: (801) 572-2555; Fax Number: (801) 572-2444
                     Internet Address http://www.lsicom.com;

                         Independent Public Accountants
                              Chisholm & Associates
                          Certified Public Accountants
                                 P.O. Box 54026
                           North Salt Lake, Utah 84054

                                 Transfer Agent
                        Interwest Transfer Company, Inc.,
                         1981 East Murray-Holladay Road,
                               Holladay, UT 84117.

         Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to LSI Communications, Inc., 112 West Business Park Drive, Draper, Utah 84020. Any exhibits furnished are subject to a reasonable photocopying charge.

         The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Shareholders nor has it passed upon its accuracy or adequacy.

                            LSI Communications, Inc.

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                                 C O N T E N T S

Accountants' Report .....................................................F-3

Consolidated Balance Sheets .............................................F-4

Consolidated Statements of Operations ...................................F-6

Consolidated Statements of Stockholders' Equity..........................F-7

Consolidated Statements of Cash Flows ...................................F-8

Notes to the Consolidated Financial Statements ..........................F-10

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of LSI Communications, Inc.


We have audited the accompanying consolidated balance sheets of LSI Communications, Inc. as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Communications, Inc. as of December 31, 2000 and 1999 and the results of its consolidated operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm & Associates
February 27, 2001

                                             LSI Communications, Inc.
                                            Consolidated Balance Sheets

                                                      ASSETS
                                                                                    December 31,
                                                                            2000                      1999
                                                                      ------------------      ------------------
CURRENT ASSETS
   Cash & Cash Equivalents                                            $            5,270      $           18,393
   Inventory                                                                      11,445                   4,546
   Accounts Receivable (Net of allowance
     of $7,000 and $13,000, respectively)                                        113,884                 157,829
   Notes Receivable                                                                  -                   226,800
   Deposits                                                                       26,500                     -
                                                                      ------------------      ------------------
     Total Current Assets                                                        157,099                 407,568
                                                                      ------------------      ------------------

PROPERTY & EQUIPMENT                                                              56,736                  26,135
                                                                      ------------------      ------------------

OTHER ASSETS
    Deposits & Prepaids                                                            6,076                   6,076
                                                                      ------------------      ------------------

    Total Other Assets                                                             6,076                   6,076
                                                                      ------------------      ------------------
     TOTAL ASSETS                                                     $          219,911      $          439,779
                                                                      ==================      ==================

    The accompanying notes are an integral part of these financial statements

                                             LSI Communications, Inc.
                                       Consolidated Balance Sheets continued

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    December 31,
                                                                            2000                      1999
                                                                      ------------------      ------------------
CURRENT LIABILITIES
   Accounts payable                                                   $           36,290      $           22,858
   Accrued expenses                                                               41,269                  34,410
   Current portion of long-term liabilities                                      102,686                 195,081
   Deferred Revenues                                                                   -                   1,962
   Deferred Compensation                                                          91,000                  91,000
                                                                      ------------------      ------------------
     Total Current Liabilities                                                   271,245                 345,311
                                                                      ------------------      ------------------

LONG TERM LIABILITIES
   Notes payable                                                                       -                  37,368
   Notes payable-related party                                                   103,874                 166,587
   Capital lease obligations                                                      23,472                       -
   Less current portion                                                         (102,686)               (195,081)
                                                                      ------------------      ------------------
     Total long term Liabilities                                                  24,660                   8,874
                                                                      ------------------      ------------------
     TOTAL LIABILITIES                                                           295,905                 354,185
                                                                      ------------------      ------------------

MINORITY INTEREST                                                                      -                       -
                                                                      ------------------      ------------------

STOCKHOLDERS' EQUITY
   Common stock, authorized 50,000,000 shares of $.001
     par value, issued and outstanding 11,415,632 and
     8,915,632 shares, respectively                                               11,416                   8,916
   Additional Paid-in capital                                                    731,598                 731,598
   Retained earnings                                                            (819,008)               (654,920)
                                                                      ------------------      ------------------
     Total Stockholders' Equity                                                  (75,994)                 85,594
                                                                      ------------------      ------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                               $          219,911      $          439,779
                                                                      ==================      ==================

    The accompanying notes are an integral part of these financial statements

                                             LSI Communications, Inc.
                                       Consolidated Statements of Operations

                                                                                     For the Year Ended
                                                                                        December 31,
                                                                                     2000           1999
                                                                                ------------   --------------
REVENUES
  Software Sales                                                                $     20,269   $      117,316
  Training Revenues                                                                1,385,068          415,731
                                                                                ------------   --------------
TOTAL REVENUES                                                                     1,405,337          533,047
                                                                                ------------   --------------

COST OF SALES
  Software                                                                             1,013            5,719
  Training                                                                           436,384          143,345
                                                                                ------------   --------------
TOTAL COST OF SALES                                                                  437,397          149,064
                                                                                ------------   --------------

GROSS PROFIT                                                                         967,940          383,983
                                                                                ------------   --------------

SELLING EXPENSES                                                                     393,679          320,242
DEPRECIATION & AMORTIZATION                                                           18,083           10,964
PRODUCTION FEES                                                                            -          126,100
CONSULTING FEES                                                                            -          135,000
PAYROLL                                                                              295,065           68,277
GENERAL & ADMINISTRATIVE EXPENSES                                                    394,536          153,610
RESEARCH & DEVELOPMENT                                                                 3,792           27,200
                                                                                ------------   --------------
TOTAL OPERATING EXPENSES                                                           1,105,155          841,393
                                                                                ------------   --------------
OPERATING LOSS                                                                      (137,215)        (457,410)
                                                                                ------------   --------------

OTHER INCOME AND (EXPENSES)
  Minority interest                                                                        -           (5,209)
  Miscellaneous income                                                                     -            1,620
  Interest expense                                                                   (13,505)         (14,230)
  Gain/(Loss) on sale of asset                                                       (13,368)         143,000
                                                                                ------------   --------------
    Total Other Income and (Expenses)                                                (26,873)         125,181
                                                                                ------------   --------------

LOSS BEFORE INCOME TAXES                                                            (164,088)        (332,229)

PROVISION FOR INCOME TAXES                                                                 -                -
                                                                                ------------   --------------

NET INCOME/(LOSS)                                                               $   (164,088)  $     (332,229)
                                                                                ============   ==============

NET INCOME/(LOSS) PER SHARE                                                     $      (.02)   $         (.05)
                                                                                ============   ==============

WEIGHTED AVERAGE OUTSTANDING SHARES                                               11,207,299        7,444,168
                                                                                ============   ==============

    The accompanying notes are an integral part of these financial statements

                                             LSI Communications, Inc.
                                  Consolidated Statements of Stockholders' Equity
                                 From December 31, 1998 through December 31, 2000


                                               Common Stock             Additional    Retained
                                        --------------------------       Paid-in     Earnings
                                           Shares         Amount          Capital    (Deficit)
                                        ------------    ----------     ------------  ---------
Balance on December 31, 1998               5,959,697    $    5,960     $   310,035      (322,691)

March 3, 1999 - shares issued in
   Shareholder settlement at
   $.001 per share                            27,485            27             (27)          -

April 1, 1999 - shares issued for
   consulting agreement at
   $1.00 per share                            85,000            85          84,915           -

June 28, 1999 - shares issued in
    acquisition of Coaching Institute,
    Inc.                                   2,500,000         2,500          27,019           -

July 1, 1999 - shares issued for
   consulting agreement at
   $.25 per share                            200,000           200         49,800            -

August 30, 1999 - shares issued for
   royalty agreement at $1.825
   per share                                 143,450           144        259,856            -

Net Loss for the year ended
 December 31, 1999                             -              -                -        (332,229)
                                        ------------    ----------     ------------  -----------

Balance on December 31, 1999               8,915,632         8,916          731,598  $  (654,920)

January 31, 2000 - shares issued
   for exercise of option agreement
   for minority interest of
   subsidiary at $.001 per share           2,500,000         2,500             -             -

Net Loss for the year ended
 December 31, 2000                             -              -                -        (164,088)
                                        ------------    ----------     ------------  -----------
Balance on December 31, 2000              11,415,632    $   11,416     $    731,598  $  (819,008)
                                        ============    ==========     ============  ===========

    The accompanying notes are an integral part of these financial statements

                                             LSI Communications, Inc.
                                       Consolidated Statements of Cash Flows

                                                                                     Year Ended December 31,
                                                                                     2000             1999
                                                                                 ------------     -------------
Cash Flows From Operating Activities
Net income (loss)                                                                $   (164,088)    $    (332,229)
Non-cash items:
   Consulting fee paid with stock issues                                                  -             135,000
   Depreciation & amortization                                                         18,083            10,964
   Account payable forgiveness                                                            -              25,000
   Bad Debt                                                                             8,526            17,593
   Minority Interest                                                                      -               5,209
   Gain on sale of contract                                                               -            (143,000)
(Increase)/decrease in current assets:(net of acquisition)
   Accounts receivable                                                                 37,650           (43,023)
   Inventory                                                                           (6,899)              740
   Deposits (Current)                                                                 (26,500)              -
Increase/(decrease) in current liabilities:
   Accounts payable                                                                    13,432            (7,752)
   Accrued expenses                                                                     6,859            19,277
   Deferred revenues                                                                   (1,962)           (3,038)
   Deferred compensation                                                                  -              91,000
                                                                                 ------------     -------------
     Net Cash Provided (Used)
      by Operating Activities                                                        (114,899)         (224,259)
                                                                                 ------------     -------------

Cash Flows from Investing Activities
  Cash from acquisition of
      Coaching Institute, Inc.                                                           -               14,448
  Cash paid for property, equipment
     and software technology                                                          (22,723)          (19,902)
  Cash received from note receivable                                                  226,800
  Cash received from sale of contract                                                    -              151,200
                                                                                 ------------     -------------
     Net Cash Provided (Used)
      by Investing Activities                                                         204,077           145,746
                                                                                 ------------     -------------

Cash Flows from Financing Activities
  Proceeds from long term debt                                                            -             120,000
  Principal payments on long-term debt                                               (102,301)          (47,512)
                                                                                 ------------     -------------
     Net Cash Provided (Used)
      by Financing Activities                                                        (102,301)           72,488
                                                                                 ------------     -------------

    Increase/(decrease) in Cash                                                       (13,123)           (6,025)

Cash and Cash Equivalents
  at Beginning of Period                                                               18,393            24,418
                                                                                 ------------     -------------
Cash and Cash Equivalents
  at End of Period                                                               $      5,270     $      18,393
                                                                                 ============     =============
                                   (continued)

    The accompanying notes are an integral part of these financial statements

                                             LSI Communications, Inc.
                                       Consolidated Statements of Cash Flows
                                                    (continued)

Supplemental Cash Flow Information:
  Cash paid for interest                                                         $     13,505     $      14,230
  Cash paid for income taxes                                                     $       -        $         -

Non-Cash Investing Activities:
   In 1999, the Company issued 2,500,000 shares of common stock for 85,000 shares (85%) of common stock of Coaching Institute, Inc.

   In 2000, the Company issued 2,500,000 shares of common stock for 15% of the outstanding common stock of Warever.

   In 1999, the Company issued 285,000 shares of common stock for services valued at $135,000.

   In 1999, the Company issued 143,450 shares of common stock for a royalty agreement valued at $260,000.

    The accompanying notes are an integral part of these financial statements

                            LSI Communications, Inc.

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies

  a.          Organization

              The Company was incorporated as TPI, Inc., under the laws of the State of Utah on April 26, 1983. In 1985, the Corporation changed its situs from Utah to Nevada and its name to Connections Marketing Corp. In July, 1992, the shareholders of the Corporation voted to change the name to LSI Communications, Inc. (LSI). The Company held mineral properties in Beaver County, Utah; however, no extraction operations ever commenced and the properties were distributed to the shareholders through a subsidiary spinoff.

              On November 20, 1998, the Company entered a Plan of Reorganization and Acquisition agreement with Warever, Inc. (Warever) a Utah Corporation, wherein the Company issued 3,000,000 shares of common stock for 85% of the outstanding common stock of Warever. The agreement provided for the Company to acquire the remaining 15% of Warever for 2,500,000 shares of LSI through option agreements which are exercisable for a period of 60 days following January 1, 2000. The Company exercised this option in January 2000 and issued 2,500,000 for the remaining 15% of Warever and valued the shares at $2,500.

              Warever was organized in the State of Utah on May 13, 1992 under the name of Action Plus Software, Inc. On January 17,1995 the company changed the name of the company to Warever, Inc.

              Warever is in the business of developing, programming, selling and marketing a computer software package named Action Plus, a management assistance software tool.

              The acquisition is recorded as a reverse acquisition, with Warever being the accounting survivor, therefore all historical financial information prior to November 20, 1998 in these statements are those of Warever.

              On June 21, 1999, the Company entered into a Plan of Acquisition with Coaching Institute, Inc., a Utah corporation, wherein the Company issued 2,500,000 shares of common stock for 85,000 shares, 85%, of the outstanding common stock of Coaching Institute, Inc. The agreement provides for the Company to receive options to acquire the remaining 15% of the issued and outstanding common stock of Coaching Institute, Inc. in exchange for 2,045,455 shares of the Company's common stock. After the acquisition, both companies are surviving with Coaching Institute, Inc. being a majority-owned subsidiary of LSI Communications, Inc.

                            LSI Communications, Inc.

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies (continued)

  a.          Organization (continued)

              The acquisition of Coaching Institute, Inc. has been recorded using the purchase method of a business combination. Operating activities have been included from Coaching Institute in the consolidated financials since June 21, 1999. Due to the common ownership of Coaching and LSI, the Company valued the acquisition of Coaching Institute at historical cost which was $34,728.

              The ownership of Coaching was identical to that of Warever Corporation, prior to its merger with LSI, therefore Coaching is controlled by the controlling shareholders of LSI. Due to this common control, no change in valuation is included upon the recording of the assets, nor is goodwill recorded on the purchase of Coaching.

  b.          Recognition of Revenue/Deferred Revenue

              The Company recognizes income and expense on the accrual basis of accounting. The Company receives revenues from services provided for custom program conversions and training. Pursuant to SOP 97-2, revenue is recorded when the services are completed. The Company also generates revenues from the sale of their Action Plus software technology. This product is sold separately without future performance such as upgrades or maintenance, and is not sold with PCS services, therefore according to SOP 97-2 revenue is recorded upon the sale and delivery of the product once an agreement exists, the price is fixed and collectability is probable.

              The Company sells post contract support services separately for one year. The Company defers the revenue and recognizes it over the contract term as required by SOP 97-2. The deferred revenue at December 31, 2000 and 1999 on contracts sold during 2000 and 1999 total $0 and $1,962, respectively.

  c.          Earnings (Loss) Per Share

              The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                              Income(loss)          Shares          Per-Share
                                                              (Numerator)        (Denominator)        Amount
           For the year ended December 31, 2000:

              Income (loss) from operations                    $ (137,215)
                                                              ------------
              Basic EPS
              Income (loss) to common
              stockholders                                    $  (164,088)         11,207,299     $        (.02)
                                                              ============     ==============     =============

           For the year ended December 31, 1999:

              Income (loss) from operations                   $  (457,410)
                                                              ------------
              Basic EPS
              Income (loss) to common
              stockholders                                    $  (332,229)          7,444,168     $        (.05)
                                                              ============     ==============     =============

                            LSI Communications, Inc.

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies (Continued)

  d.          Provision for Income Taxes

              In 1997, Warever, Inc. elected to file federal and state income taxes under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company does not pay corporate income taxes on its taxable income during that period of time. Instead, the stockholders are liable for individual income taxes on their respective shares of the Company's net operating income in their individual income tax returns. Effective December 1, 1998, the Company will file a consolidated return with it's parent and will lose it's S-Corp status.

              No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $819,008 that will be offset against future taxable income. These NOL carry forwards begin to expire in 2013. No tax benefit has been reported in the financial statements because the Company has not yet proven it can generate taxable income.

              Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999:

                                                      December 31,
                                                 2000                1999
                                             -----------         ------------
            Deferred tax asset:
              NOL carry forward              $   278,000         $    222,000
              Valuation allowance               (278,000)            (222,000)
                                             -----------         ------------
                Total                        $        -          $         -
                                             ===========         ============

  e.          Cash and Cash Equivalents

              The company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

  f.          Property and Equipment

              Expenditures for property and equipment and for renewals and betterments, which extend the originally estimated economic life of assets or convert the assets to a new use, are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expenses. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations.

              The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31, 2000 and 1999 is $18,083 and $9,586, respectively. The useful lives of assets is as follows:

              Computer Equipment                    3 to 5 years
              Furniture & Fixtures                       5 years
              Lease agreement                            5 years
              Automobile                                 5 years
              Software                                   3 years

                            LSI Communications, Inc.

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies (Continued)

  f.          Property and Equipment (continued)

              In accordance with Financial Accounting Standards Board Statement No.121, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2000, no impairments were recognized.

  g.          Inventory

              Inventory consists primarily of software manuals and disks and is recorded at the lower of cost or market.

  h.          Advertising Costs

              Advertising costs are charged to operations when incurred. The cost for direct response advertising is also expensed because the future benefit is only three days, therefore capitalization is ineffective.

  j.          Consolidation Policy

              These financial statements include the books of LSI
  Communications, Inc., a public shell company, Warever Corporation, a software sales and marketing company, and Coaching Institute, Inc., a training and consulting firm. All intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 2 - Going Concern

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to continue to expand their operations, thus creating necessary operating revenue. Until the Company can sufficiently cover their operating expenses, the Company relies on shareholder loans to support cash-flow needs.

                            LSI Communications, Inc.

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 3 - Property & Equipment

              Property and equipment consists of the following at December 31, 2000 and 1999:

                                                                2000          1999
                                                            ----------     ----------
    Computer equipment                                      $   53,009     $   41,002
    Leased equipment                                            15,075         15,075
    Furniture and fixtures                                      12,755          1,769
      Automobile                                                25,692             -
    Software technology                                            916            916
                                                            ----------     ----------
                                                               107,447         58,762
    Less: Accumulated depreciation - equipment                 (35,636)       (18,557)
          Accumulated depreciation - leased equipment          (15,075)       (14,070)
                                                            ----------     ----------
    Total Property & Equipment                              $   56,736     $   26,135
                                                            ==========     ==========

NOTE 4 - Contract

              In 1999, the Company acquired a contract for a video production. The amount capitalized as the cost of the contract is the value of the participation in the video by Karl Malone and others. For their participation, 143,450 shares of common stock were issued at a valuation of $1.825 per share or $260,000. The stock was valued at the average market price at the time of issue. This cost was to be amortized over three years.

              On October 26, 1999, the contract for the video series featuring Karl Malone was sold. On the date of the sale, the buyer executed a $100,000 promissory note to the production company in order to terminate the agreement with Coaching Institute, Inc. In addition, the buyer executed an agreement with the production company to forgive the $25,000 principal balance due from Coaching Institute, Inc.

              Besides the above agreements, the buyer agreed to pay cash in the amount of $378,000 to Coaching Institute, Inc. according to the following schedule:

              At Closing                                  $    75,600
              November 15, 1999                                75,600
              December 15, 1999                                75,600
              January 15, 2000                                 75,600
              February 15, 2000                                75,600
                                                           ----------
                                                          $   378,000

              At December 31, 2000, the balance due Coaching Institute was $0.

                            LSI Communications, Inc.

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 5 - Long-Term Liabilities

              Long Term Liabilities are detailed in the following schedules as of December 31, 2000 and 1999:

  Note payable-related party is detailed as follows:

                                                            December 31,
                                                      2000              1999
                                                  -----------      -----------
  Note payable to a relative of an officer
  of the Company, bears interest at 12%,
  with principal due April 1999, unsecured
  note                                            $     3,134      $     3,134

  Note payable to a relative of an officer
  of the Company, bears interest at 9.75%
  payments due monthly of $1,286 through
  April 1, 2002, unsecured                             20,740           33,453

  Note Payable to a relative of an officer
  of the Company, bears interest at 9.75%
  with principal due of $50,000 at July 1,
  2000, unsecured                                           -           50,000

  Note Payable to a relative of an officer
  of the Company, bears interest at 9.75%
  with principal of $100,000 due at August
  1, 2001, unsecured                                   80,000           80,000
                                                  -----------      -----------

  Total Notes Payable - Related Party                 103,874          166,587
                                                  -----------      -----------

  Notes payable are detailed as follows:

  Note payable to a corporation for
  working capital, payments due monthly of
  $698 through June 2000, bears interest
  at 11%, uncolateralized.                        $         -      $    10,821
                                                  -----------      -----------
  Note payable to a corporation for
  working capital, payments due monthly of
  $830 through October 1998, bears
  interest at 12%, unsecured.                               -              118

  Note payable to a corporation for
  working capital, payments due monthly of
  $1,087 through January 2000, bears
  interest at 11%, unsecured.                               -           26,429
                                                  -----------      -----------


                            LSI Communications, Inc.

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 5 - Long-Term Liabilities (Continued)

                                                            December 31,
                                                      2000              1999
                                                  -----------      -----------
  Total Notes Payable                                       -           37,368
                                                  -----------      -----------

  Capital lease obligations are detailed
  as follows:

  Lease obligation to a corporation, bears
  interest at 8.75%, secured by
  automobile, payments due monthly of $614
  through August 2004                                  23,472                -
                                                  -----------      -----------

  Total Capital Lease Obligations                      23,472                -
                                                  -----------      -----------

  Total Long Term Liabilities                         127,346          203,955
                                                  -----------      -----------

  Less current portion of:
    Notes payable - related party                      97,157          158,567
    Notes payable                                           -           36,514
    Capital lease obligations                           5,529               -
                                                  -----------      -----------
  Total current portion                               102,686          195,081
                                                  -----------      -----------

  Net Long Term Liabilities                       $    24,660      $     8,874
                                                  ===========      ===========

  Future minimum principal payments on
  notes payable are as follows:
              2001                                                 $    97,157
              2002                                                       6,717
                                                                   -----------
              Total                                                $   103,874
                                                                   ===========

  Future minimum lease payments are as follows:
              2001                                                       7,365
              2002                                                       7,365
              2003                                                       7,365
              2004                                                       4,910
                                                                   -----------
                                                                        27,005

              Less: portion representing interest                       (3,533)
              Total                                                 $   23,472
                                                                   ===========

                            LSI Communications, Inc.

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 6 - Use of Estimates in the Preparation of Financial Statements

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets and liabilities involve reliance on management's estimates. Actual results could differ from those estimates.

NOTE 7 - Commitments and Contingencies

              The Company is committed for their office facilities. Monthly lease payments are due of $4,000 for a 24 month period beginning May 1, 1999.

              The Company is committed to an operating lease for an automobile. Monthly lease payments are due of $690 for a 36 month period beginning September 1, 2000.

  Future minimum lease payments are as follows at December 31, 2000:

              2001                                              $     28,280
              2002                                                     8,280
              2003                                                     8,280
              2004                                                     5,520
                                                                ------------
                                                                $     50,360

NOTE 8 - Related Party Transactions

              During 1995, a shareholder relative of Craig Hendricks, an officer and director of the Company, advanced $39,000 for working capital. As of December 31, 2000 $35,866 in payments were made to this related party with a balance due at December 31, 2000 and 1999, of $ 3,134 and $3,134, respectively.

              During 1999, a shareholder relative of Craig Hendricks, an officer and director of the Company, advanced $190,000 for working capital. As of December 31, 2000 $86,126 was paid to this related party with a balance due at December 31, 2000 and 1999 of $103,874 and $163,453, respectively.

              During 1999, Craig Hendricks, an officer and director of the Company, advanced $5,000 for working capital. As of December 31, 1999 $5,000 in payments were made to this related party removing the balance due from the Company's books.

                            LSI Communications, Inc.

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 9 - Reverse Merger

              Effective November 20, 1998, LSI Communications, Inc. (a public company) entered into an agreement and Plan of Reorganization with Warever, Inc., (a private company). The agreement provides for the merger of the Company into Warever to be treated as a reverse merger, thus making Warever the accounting survivor. Pursuant to the agreement the Company issued 3,000,000 shares of common stock to the shareholders of Warever for 85% of the shares of their Company. Because the historical financial information in these financial statements prior to the reverse merger (November 20, 1998) is that of the accounting acquirer (Warever), The 3,000,000 shares have been shown as if they were issued at inception and a reorganization adjustment is shown for the 1,959,697 shares held by the minority shareholders. The management of the Company resigned and the management and board of Warever filled the vacancy. LSI Communications, Inc. had no assets or liabilities at the time of the merger, but was only a public shell.

NOTE 10 - Segment Data

              For the year ended December 31, 1999, the Company had two reportable industry segments: (i) Software Sales and (ii) Training Services.

              Sales (Net of Accounts)
                   Software                               $       117,316
                   Training                                       415,731
                                                          ---------------
                      Consolidated                        $       533,047
                                                          ===============
              Operating Income (Loss)
                   Software                               $      (411,703)
                   Training                                      (112,981)
                                                          ---------------
                      Consolidated                               (524,684)
                   Other Income/(expense)                          (3,589)
                   Gain on Sale of Contract                       143,000
                   Interest expense                               (14,230)
                                                          ---------------
                      Net (Loss) before Income Taxes      $      (399,503)
                                                          ===============
              Accounts Receivable

                   Software                               $         3,240
                   Training                                       154,389
                                                          ---------------
                      Consolidated                        $       157,629
                                                          ===============
              Identifiable Assets

                   Software                               $       248,782
                   Training                                       190,997
                                                          ---------------
                      Consolidated                                439,779
                   Goodwill                                     1,278,207
                                                          ---------------
                      Total                               $     1,717,986
                                                          ===============

              For the year ended December 31, 2000, segment data has not been reported because the software sales portion of the Company's operations was immaterial.

                            LSI Communications, Inc.

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 11 - Software Technology

              Pursuant to FASB 86, the Company expensed all costs associated with the development of its software product until technological feasibility is reached. At such time the Company capitalizes costs associated with producing the master files. The Company also capitalizes software purchased for internal use.

NOTE 12 - Fair Value of Financial Statements

              Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments. The Company has no investments in derivative financial instruments.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LSI COMMUNICATIONS, INC.

                                         By:  /s/ Craig Hendricks
                                             ------------------------------
                                             Craig Hendricks
                                             Chief Executive Officer, President
                                             Date 3/30/01