Form 10QSB
period 2001-03-31
LSI COMMUNICATIONS INC
filed 2001-05-15
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                      -OR-

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to________________________

                           Commission File No. 0-30786

                               LSI COMMUNICATIONS, INC.
                (Exact name of registrant as specified in its charter)


              Nevada                                      87-0627349
              ------                                      ----------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

                          112 West Business Park Drive
                               Draper, Utah 84020
                                 (801) 572-2555
                       ----------------------------------
       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


At March 31, 2001, there were 12,756,541 shares of common stock, par value $.001 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                            LSI COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets:
                    March 31, 2001 and December 31, 2000 ................3

               Consolidated Statements of Operations:
                   Three Months Periods Ended
                   March 31, 2001 and March 31, 2000 ....................5

               Consolidated Statements of Cash Flows
                  Three Months Periods Ended
                  March 31, 2001 and March 31, 2000 .....................7

            Note to Consolidated Financial Statements....................9

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ...................10

PART II.  OTHER INFORMATION

     ITEM 1 - Legal Proceedings ........................................14

     ITEM 2 - Changes in Securities ....................................14

     ITEM 3 - Defaults upon Senior Securities ..........................14

     ITEM 4 - Submission of Matter to Vote of Security Holders .........14

     ITEM 5 - Other Information.........................................14

     ITEM 6 - Exhibits and Reports on Form 8-K Page.....................14

SIGNATURES .............................................................15

                            LSI Communications, Inc.
                           Consolidated Balance Sheet
       For the Three Month Periods Ended March 31, 2001 and March 31, 2000
                                    Unaudited

                                ASSETS

                                                                             March 31                December 31,
                                                                               2001                      2000
                                                                        -------------------       -------------------
CURRENT ASSETS
     Cash & Cash Equivalents                                                     $ (16,323)                  $ 5,270
     Inventory                                                                      10,906                    11,445
     Accounts Receivable (Net of allowance of $7,000)                               65,183                   113,884
     Deposits                                                                            -                    26,500
                                                                        -------------------       -------------------
          Total Current Assets                                                      59,766                   157,099
                                                                        -------------------       -------------------

PROPERTY & EQUIPMENT
    (Net of Accumulated Depreciation)                                               54,008                    56,736
                                                                        -------------------       -------------------

OTHER ASSETS
     Deposits & Prepaids                                                             6,076                     6,076
                                                                        -------------------       -------------------
          Total Other Assets                                                         6,076                     6,076
                                                                        -------------------       -------------------

   TOTAL ASSETS                                                                  $ 119,850                 $ 219,911
                                                                        ===================       ===================

                            LSI Communications, Inc.
                      Consolidated Statements of Operations
       For the Three Month Periods Ended March 31, 2001 and March 31, 2000
                                    Unaudited

                                                                                    For the Period Ended
                                                                            March 31,                 March 31,
                                                                               2001                      2000
                                                                        -------------------       -------------------
REVENUES
    Software Sales                                                                $ 25,258                  $ 13,653
    Training Sales                                                                 131,544                   272,424
                                                                        -------------------       -------------------
TOTAL REVENUES                                                                     156,802                   286,077
                                                                        -------------------       -------------------

COST OF SALES
    Software                                                                           539                       176
    Training                                                                        87,105                    63,374
                                                                        -------------------       -------------------
TOTAL COST OF GOODS SOLD                                                            87,644                    63,550
                                                                        -------------------       -------------------
GROSS PROFIT                                                                        69,158                   222,527
                                                                        -------------------       -------------------

SELLING EXPENSES                                                                    53,633                   109,161

PAYROLL                                                                             62,464                    61,276

RESEARCH & DEVELOPMENT                                                                   -                     1,705

GENERAL & ADMINISTRATIVE EXPENSES                                                   87,360                   101,526
                                                                        -------------------       -------------------
TOTAL OPERATING EXPENSES                                                           187,457                   273,668
                                                                        -------------------       -------------------

OPERATING INCOME (LOSS)                                                           (118,299)                  (51,141)
                                                                        -------------------       -------------------

OTHER INCOME AND (EXPENSES)
   Forgiveness of Debt                                                                   -                    13,368
   Miscellaneous income (expense)                                                     (627)                   (3,447)
   Interest expense                                                                 (3,079)                   (2,544)
                                                                        -------------------       -------------------

     Total Other Income and (Expenses)                                              (3,706)                    7,377
                                                                        -------------------       -------------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                             (122,005)                  (43,764)
                                                                        -------------------       -------------------
PROVISION FOR INCOME TAXES                                                               -                         -
                                                                        -------------------       -------------------
NET INCOME (LOSS)                                                               $ (122,005)                $ (43,764)
                                                                        ===================       ===================
NET INCOME (LOSS) PER SHARE                                                       $ (0.011)                 $ (0.004)
                                                                        ===================       ===================
WEIGHTED AVERAGE OUTSTANDING SHARES                                             12,756,541                10,563,984
                                                                        ===================       ===================

                            LSI Communications, Inc.
                           Consolidated Balance Sheet
       For the Three Month Periods Ended March 31, 2001 and March 31, 2000
                                    Unaudited

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             March 31                December 31,
                                                                               2001                      2000
                                                                        -------------------       -------------------
CURRENT LIABILITIES
     Accounts payable                                                             $ 53,374                  $ 36,290
     Accrued expenses                                                               48,808                    41,269
     Current portion of long-term liabilites                                       100,490                   102,686
     Deferred Compensation                                                          91,000                    91,000
                                                                        -------------------       -------------------
          Total Current Liabilities                                                293,672                   271,245
                                                                        -------------------       -------------------

LONG TERM LIABILITIES
    Notes payable                                                                        -                         -
    Notes payable-related party                                                    100,490                   103,874
    Capital lease obligations                                                       22,130                    23,472
    Less current portion                                                          (100,490)                 (102,686)
                                                                        -------------------       -------------------
          Total long term Liabilities                                               22,130                    24,660
                                                                        -------------------       -------------------
           TOTAL LIABILITIES                                                       315,802                   295,905
                                                                        -------------------       -------------------

Minority Interest                                                                        -                         -
                                                                        -------------------       -------------------

STOCKHOLDERS' EQUITY
    Common stock, authorized 50,000,000 shares of $.001
     par value, issued and outstanding 13,461,086 and 11,415,632
     shares, respectively                                                           13,461                    11,416
    Additional Paid-in capital                                                     731,598                   731,598
    Retained Earnings                                                             (941,011)                 (819,008)
                                                                        -------------------       -------------------
          Total Stockholders' Equity                                              (195,952)                  (75,994)
                                                                        -------------------       -------------------
   TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                       $ 119,850                 $ 219,911
                                                                        ===================       ===================

                            LSI Communications, Inc.
                      Consolidated Statements of Cash Flows
       For the Three Month Periods Ended March 31, 2001 and March 31, 2000
                                    Unaudited

                                                                                    For the Period Ended
                                                                            March 31,                 March 31,
                                                                               2001                      2000
                                                                        -------------------       -------------------
Cash Flows From Operating Activities
Net income (loss)                                                                ($122,005)                 ($43,764)
Non-cash items:
   Depreciation                                                                      5,578                     3,958
   Bad Debt                                                                              -                     7,000
   Issuance of stock                                                                 2,045                     2,500
   Recognition of Deferred Revenue                                                       -                      (490)
(Increase)/decrease in currents assets:
   Accounts receivable                                                              48,701                    30,901
   Inventory                                                                           539                       176
   Deposit (current)                                                                26,500                         -
Increase/(decrease) in currents liabilities:
   Accounts payable                                                                  7,540                      (475)
   Accrued expense                                                                  23,540                   (15,848)
                                                                        -------------------       -------------------
      Net Cash Provided (Used) by Operating Activities                             (14,018)                  (16,042)
                                                                        -------------------       -------------------

Cash Flows From Investing Activities
   Cash received in sale of contract                                                     -                   226,800
   Cash paid for property, equipment and software technology                        (2,850)                   (6,402)
                                                                       -------------------       -------------------
      Net Cash Provided (Used) by Investing Activities                              (2,850)                  220,398
                                                                        -------------------       -------------------

Cash Flows From Financing Activities
   Factoring Fees                                                                        -                   (13,000)
   Increase in long-term debt                                                            -                         -
   Principal payments on long-term debt                                             (4,725)                  (90,900)
                                                                        -------------------       -------------------
      Net Cash Provided (Used) by Financing Activities                              (4,725)                 (103,900)
                                                                        -------------------       -------------------
      Increase/(decrease) in Cash                                                  (21,593)                  100,456

Cash and Cash Equivalents at Beginning of Period                                     5,270                    18,393

Cash and Cash Equivalents at End of Period                                        ($16,323)                 $118,849

Supplemental Cash Flow Information:
   Cash paid for interest                                                           $3,079                    $2,544
   Cash paid for income taxes                                                            -                         -


                            LSI COMMUNICATIONS, INC.
                          NOTE TO FINANCIAL STATEMENTS

                        MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)

1        Basis of presentation:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 and footnotes thereto included in the Company's annual report on Form 10KSB, which are incorporated herein by reference.

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

         Warever Corporation develops, programs, sells, and markets computer software packages. Sales of its primary product, Action Plus, a management assistance software are being phased out. On August 31, 2000, Warever Corporation released Powerhouse, a sales force automation and personal productivity software program designed for the real estate industry. We expect sales of Powerhouse to constitute nearly all of Warever's software sales in upcoming quarters.

         We have incurred and expect to continue to incur losses and negative cash flows both on an annual basis and for the interim periods. We are currently redirecting our marketing strategy for our coaching services by sourcing coaching clients from internal sources rather than from third parties. We have extremely limited operating capital and our prospects are subject to risks, costs and difficulties in implementing our modified course. There can be no assurances that we can successfully address these risks and difficulties.

         Our operating results may fluctuate significantly in the future as a result of several factors, many of which are not within our control. These factors include, but are not limited to, demand for, and acceptance of, our products and services, seasonal trends in the demand for coaching services, need for capital expenditures and costs relating to our expansion, introduction of new services or products, competitive forces, price changes in the coaching and the real estate software industries, and general and industry-wide economic conditions. As a result of changes to the coaching and the real estate software industries, we may make certain service changes or acquisitions, including a possible acquisition of LSI Communications, Inc., Warever or Coaching Institute by another entity, that could materially affect our business, operations, and financial condition. We also expect certain seasonal effects, as they relate to our coaching revenues, due to lower demand during the Summer and other vacation periods and holidays. Due to all of the aforementioned factors, in some future interim periods, our operating results may be adversely affected and fall below the expectations of our management and investors. We may also may never emerge from our current development stage. In such case, the trading price of our common stock would likely be materially and adversely affected.

     (b) Results of Operations

          (i) Three Months Ended March 31, 2001 and March 31, 2000

Sales Revenues

         Sale revenues for the three months ended March 31, 2001 were $156,802, a decrease of $129,275, or 45.1% from $286,077 for the three months ended March 31, 2000. The decrease in revenues is due to decreases in training sales, which accounted for 98.6% of our gross sales revenues in the Year ended December 31, 2000. Coaching Institute's revenues decreased by $140,880 or 51.7% to 131,544 from $272,424 during the three month period ended March 31, 2000. Through mid to late 2000 we focused on creating and maintaining relationships with third party companies and individuals, such as Homes.com and SDI Wealth Institute ("SDI"), to market and sell our coaching and training packages, which were fulfilled by our wholly owned subsidiary, Coaching Institute. In 2000, we became increasingly concerned that commissions paid to third parties consumed much of our training related profit margins and that the stability of our coaching revenues were precariously reliant on a small number of third parties that supply clients. In an effort to contend with our vulnerability, we began planning and developing methods to create leads independent of third parties by sourcing clients through seminars and events sponsored and promoted by Coaching Institute in the last half of 2000. Akin to our concerns, Homes.com, which accounted for over 30% of Coaching Institute revenues during 2000, ceased to provide coaching clients early in the three month period ended March 31, 2001, and subsequently declared bankruptcy in March 2001, leaving Coaching Institute holding a balance of unpaid receivables in excess of $25,000. In addition, SDI, another significant customer of Coaching Institute, has dramatically decreased the number of coaching clients referred to Coaching Institute during the three month period ended March 31, 2001.

         Despite our change of focus toward creating coaching leads internally, we have not wholly abandoned using third parties as coaching client referral sources. In February 2001, Success Events International (formerly "Peter Lowe

International) began selling a program entitled "Peter Lowe" during seminars and has agreed to have Coaching Institute fulfill the coaching sessions. Similar to past relationships with third party referral sources, Success Events International will receive a referral fee for each coaching client it refers to Coaching Institute, but is not contractually bound to supply Coaching Institute with a minimum number of referrals. The result is that our relationship with Success Events International may not result in any significant revenues and any revenues which do result from our relationship with Success Events International could end at any time.

          During the three month period ended March 31, 2001, we planned several seminars that are to take place in upcoming quarters of 2001. We anticipate that the seminars may generate revenues from both seminar registration fees and coaching service contracts that will be fulfilled by Coaching Institute.

         Warever, our software sales and development subsidiary, which accounted for 1.4% of our revenues in the Year ended December 31, 2000, had revenues increase by $11,635 or 85% to 25,258 during the three month period ended March 31, 2001 from $13,653 during the comparable period ended March 31, 2000. Warever's revenues for the entire Year ended December 31, 2000 were $20,269.
Warever's increased revenues resulted from sales of PowerHouse, a software product designed by Warever and released in August 2000. PowerHouse is tailored to the real estate investment industry, and has contact management, calendaring, property management, presentations, and Internet marketing features. Sales of PowerHouse increased during the three month period ended March 31, 2001 due to designating an internal sales person to market the product. We anticipate that sales of PowerHouse will remain consistent with those during three month period ended March 31, 2001 during the next twelve months.

         Cost of Sales

         Cost of Sales increased by $24,094, or 37.9%, to $63,550 in the 2001 three month period from $87,644 in the comparable 2000 three month period. The increase was attributable to increased software sales and commissions related to referrals to Coaching Institute. Salaries paid to the coaches who perform the coaching are also included in Costs of Sales. As sales of Powerhouse to remain steady and costs of sales related to software to remain under 10%, our costs of sales will continue to consist primarily of commission and salaries related to coaching services. We anticipate that coaching related commissions will decrease as internally sourced coaching clients from our direct marketing efforts increase. However, until we implement an effective method to expand our direct sales, we must heavily rely on commission based referrals.

         Selling, General and Administrative Expenses

         General and Administrative expenses decreased by $14,166, or 13.9%, to $87,360 in the 2001 three month period from $101,526 in the 2000 three month period. Selling expenses decreased by $55,528, or 50.8% to $53,633 in the three month period ended March 31, 2001 from $109,161 in the comparable 2000 three month period. A primary reason for the 2001 three month period decrease is the decreased Coaching Institute sales and the corresponding reduction in salaries and commissions Despite the overall decrease, selling expenses related to software increased due to increased selling efforts during the three month period. We expect our selling expenses to increase as we increase coaching services and continue to market the PowerHouse software.

         Payroll related expenses remained steady, increasing by $1,188, or 1.9%, to $62,464 in the three month period ended March 31, 2001 from $61,276 in the comparable 2000 three month period. The Payroll line item of our Statement of Operations includes all salaries, primarily administrative, not related to selling, marketing or actual coaching.

         Interest Expense

         Interest expense increased by $535, or 21%, to $3,079 in the 2001 three month period from $2.544 in the 2000 three month period. The increase was primarily due to interest paid on loans from 2000. The loans were required to continue our operations.

         Net Loss

         Our net loss for the 2001 three month period increased by $78,241, or 178.7%, to a net loss of ($122,005) from a net loss of ($43,764) in the comparable 2000 period. This increased net loss is due primarily to the sudden loss of coaching and training referrals from Homes.com and SDI in the early part of the 2001 three month period. In addition, we elected to maintain our overhead expenses despite our dramatically lower sales because we anticipate levels of coaching contracts to return to previous levels. Due to the lack of commissions, we intend to focus on sourcing coaching leads and clients from internally sponsored seminars to reduce our net loss in coming quarters.

     (c) Liquidity and Capital Resources

         Our liquidity and capital resources as of March 31, 2001 were ($16,323), and as of March 31, 2000 were $118,849, a decrease of $135,172 or
2,564.9%. The cause of this decrease was due to funds being used for operations during the latter half of the Year ended December 31, 2000 and the three month period ended March 31, 2001.

         At March 31, 2001, our current liabilities exceeded our current assets by approximately $233,906, with a ratio of current liabilities to current assets of approximately 4.9 to 1. Inventory levels decreased by $539 or 4.7% to $10,906 on March 31, 2001 compared to $11,445 on December 31, 2000. The primary reason for this decrease was the sale of units of PowerHouse. Accounts receivable were lower due to collection from SDI.

         Due to the dramatic decrease in referrals from SDI and Homes.com, we do not expect to satisfy our cash requirements during the next 12 months from cash on hand and revenues. We are considering raising money through a stock offering or loans fund our operations. Our inability to raise cash through debt or equity could adversely affect our ability to continue as a going concern. We have no commitments for significant capital expenditures over the next 12 months.

                             II. OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

         not applicable

ITEM 2. CHANGES IN SECURITIES

         In February 2001, holders of the 15% of Coaching Institute's outstanding common stock not owned by LSI Communications, Inc. exchanged their remaining ownership for 2,045,455 shares of LSI Communications, Inc.'s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         not applicable

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         not applicable

ITEM  5.  OTHER INFORMATION

         not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

              Exhibit
                 No.         Description

         not applicable

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

                                                   LSI COMMUNICATIONS, INC.

                                                   By:  /s/ Craig Hendricks
                                                       ------------------------
                                                       Craig Hendricks
                                                       Chief Executive
                                                       Officer, President

                                                       Date 5/14/01