Form 10QSB
period 2001-06-30
LSI COMMUNICATIONS INC
filed 2001-08-17
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to________________________

                           Commission File No. 0-30786


                            LSI COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


         Nevada                                      87-0627349
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

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

                                 Yes [X] No [ ]


At June 30, 2001, there were 12,756,541 shares of common stock, par value $.001 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                            LSI COMMUNICATIONS, INC.

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets:
                 June 30, 2001 and December 31, 2000 .......................3

               Consolidated Statements of Operations:
                 Six Month Periods Ended
                 June 30, 2001 and June 30, 2000 ...........................5

               Consolidated Statements of Operations:
                 Three Month Periods Ended
                 June 30, 2001 and June 30, 2000 ...........................5

               Consolidated Statements of Cash Flows
                 Six Month Periods Ended
                 June 30, 2001 and June 30, 2000............................6

               Note to Consolidated Financial Statements....................7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS........................8

PART II.  OTHER INFORMATION

     ITEM 1 - Legal Proceedings ...........................................12

     ITEM 2 - Changes in Securities .......................................12

     ITEM 3 - Defaults upon Senior Securities..............................12

     ITEM 4 - Submission of Matter to Vote of Security Holders ............12

     ITEM 5 - Other Information............................................12

     ITEM 6 - Exhibits and Reports on Form 8-K Page........................12

SIGNATURES ................................................................13

                                     LSI Communications, Inc.
                                    Consolidated Balance Sheet
                                             Unaudited


                           ASSETS

                                                                  June 30,           December 31,
                                                                   2001                 2000
                                                              ----------------     ----------------
CURRENT ASSETS
     Cash & Cash Equivalents                                  $       (11,223)     $         5,270
     Inventory                                                              -               11,445
     Accounts Receivable (Net of allowance of $7,000)                  24,604              113,884
     Deposits                                                               -               26,500
                                                              ----------------     ----------------
          Total Current Assets                                         13,381              157,099
                                                              ----------------     ----------------

PROPERTY & EQUIPMENT
    (Net of Accumulated Depreciation)                                  45,784               56,736
                                                              ----------------     ----------------

OTHER ASSETS
     Deposits & Prepaids                                                6,076                6,076
     Investment Available for Sale                                  1,128,750                    -
                                                              ----------------     ----------------
          Total Other Assets                                        1,134,826                6,076
                                                              ----------------     ----------------
   TOTAL ASSETS                                               $     1,193,991      $       219,911
                                                              ================     ================

                                     LSI Communications, Inc.
                                    Consolidated Balance Sheet
                                             Unaudited

            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30,           December 31,
                                                                   2001                 2000
                                                              ----------------     ----------------
CURRENT LIABILITIES
     Accounts payable                                         $        98,499      $        36,290
     Accrued expenses                                                  72,263               41,269
     Current portion of long-term liabilites                           79,696              102,686
     Deferred Compensation                                            134,200               91,000
                                                              ----------------     ----------------
          Total Current Liabilities                                   384,658              271,245
                                                              ----------------     ----------------

LONG TERM LIABILITIES
    Capital lease obligation                                           21,065               23,472
    Notes payable                                                           -                    -
    Notes payable-related party                                        79,696              103,874
    Less current portion                                              (79,696)            (102,686)
                                                              ----------------     ----------------
          Total long term Liabilities                                  21,065               24,660
                                                              ----------------     ----------------
           TOTAL LIABILITIES                                          405,723              295,905
                                                              ----------------     ----------------


STOCKHOLDERS' EQUITY
    Common stock, authorized 50,000,000 shares of $.001
      par value, issued and outstanding 14,461,086 and
      11,415,632 shares, respectively                                  14,461               11,416
    Additional Paid-in capital                                      1,323,906              731,598
    Retained Earnings                                                (812,599)            (819,008)
    Accumulated Comprehensive Income                                  262,500                    -
                                                              ----------------     ----------------
          Total Stockholders' Equity                                  788,268              (75,994)
                                                              ----------------     ----------------
   TOTAL LIABILITIES & STOCKHOLDERS EQUITY                    $     1,193,991      $       219,911
                                                              ================     ================

                                                     LSI Communications, Inc.
                                               Consolidated Statements of Operations
                                                             Unaudited

                                                     For the Three Months Ended              For the Six Months Ended
                                                   June 30,             June 30,            June 30,              June 30,
                                                     2001                 2000                2001                  2000
                                               ---------------      ---------------     ---------------       ---------------
REVENUES
    Software Sales                             $        (3,958)     $         6,053     $        21,300       $        19,706
    Training Sales                                     175,142              324,248             306,686               596,672
                                               ---------------      ---------------     ---------------       ---------------
TOTAL REVENUES                                         171,184              330,301             327,986               616,378
                                               ---------------      ---------------     ---------------       ---------------

COST OF SALES
    Software                                              (212)                  23                 327                   199
    Training                                            53,391               90,695             149,314               154,069
                                               ---------------      ---------------     ---------------       ---------------
TOTAL COST OF GOODS SOLD                                53,179               90,718             149,641               154,268
                                               ---------------      ---------------     ---------------       ---------------

GROSS PROFIT                                           118,005              239,583             178,345               462,110
                                               ---------------      ---------------     ---------------       ---------------

SELLING EXPENSES                                        45,955               96,475              99,588               205,636

PAYROLL                                                 89,334               87,515             146,409               148,791

RESEARCH & DEVELOPMENT                                       -                1,200                   -                 2,905

TRAVEL & TRADE SHOW EXPENSE                             40,696                4,648              59,511                15,648

GENERAL & ADMINISTRATIVE EXPENSES                       97,254               84,604             163,175               175,130
                                               ---------------      ---------------     ---------------       ---------------
TOTAL OPERATING EXPENSES                               273,239              274,442             468,683               548,110
                                               ---------------      ---------------     ---------------       ---------------

OPERATING INCOME (LOSS)                               (155,234)             (34,859)           (290,338)              (86,000)
                                               ---------------      ---------------     ---------------       ---------------

OTHER INCOME AND (EXPENSES)
   Forgiveness of Debt                                       -                    -                   -                13,368
   Gain on Sale of Warever                             761,250                    -             761,250
   Miscellaneous income (expense)                       (2,060)              (1,828)             (4,732)               (5,275)
   Interest expense                                     (3,620)              (2,722)             (6,699)               (5,266)
                                               ---------------      ---------------     ---------------       ---------------
     Total Other Income and (Expenses)                 755,570               (4,550)            749,819                 2,827
                                               ---------------      ---------------     ---------------       ---------------

NET INCOME (LOSS) BEFORE INCOME TAXES                  600,336              (39,409)            459,481               (83,173)
                                               ---------------      ---------------     ---------------       ---------------

PROVISION FOR INCOME TAXES                                   -                    -                   -                     -
                                               ---------------      ---------------     ---------------       ---------------

NET INCOME (LOSS)                                      600,336              (39,409)            459,481               (83,173)
                                               ===============      ===============     ===============       ===============

NET INCOME (LOSS) PER SHARE                              0.044               (0.003)               0.03                (0.008)
                                               ===============      ===============     ===============       ===============

WEIGHTED AVERAGE OUTSTANDING SHARES                 13,702,844           11,415,632          13,233,564            10,989,808
                                               ===============      ===============     ===============       ===============

                                     LSI Communications, Inc.
                               Consolidated Statements of Cash Flows
                                             Unaudited



                                                                      For the Period Ended
                                                                 June 30,             June 30,
                                                                   2001                 2000
                                                              ----------------     ----------------
Cash Flows From Operating Activities
Net income (loss)                                             $       459,481      $       (83,173)
Non-cash items:
   Depreciation                                                        10,952                7,504
   Bad Debt                                                            35,236                7,000
   Issuance of stock                                                    2,045                2,500
   Recognition of Deferred Revenue                                          -                 (980)
   Deferred Compensation                                               43,200                    -
   Gain on Sale of Warever                                           (761,250)                   -
(Increase)/decrease in currents assets:
   Accounts receivable                                                 89,280               98,186
   Inventory                                                           11,445                  199
   Deposits (Current)                                                  26,500                    -
Increase/(decrease) in currents liabilities:
   Accounts payable                                                    62,209                 (610)
   Accrued expense                                                     30,994              (14,438)
   Customer Deposits                                                        -               11,442
                                                              ----------------     ----------------
      Net Cash Provided (Used) by Operating Activiities                10,092               27,630
                                                              ----------------     ----------------

Cash Flows From Investing Activities
   Cash received in sale of contract                                        -              226,800
   Cash paid for property, equipment and software technology                -              (19,437)
                                                              ----------------     ----------------
      Net Cash Provided (Used) by Investing Activiities                     -              207,363
                                                              ----------------     ----------------

Cash Flows From Financing Activities
   Factoring Fees                                                           -              (13,000)
   Increase in long-term debt                                           9,600                    -
   Principal payments on long-term debt                               (36,185)             (94,036)
                                                              ----------------     ----------------
      Net Cash Provided (Used) by Financing Activiities               (26,585)            (107,036)
                                                              ----------------     ----------------

      Increase/(decrease) in Cash                                     (16,493)             127,957

Cash and Cash Equivalents at Beginning of Period                        5,270               18,393

Cash and Cash Equivalents at End of Period                    $       (11,223)     $       146,350

Supplemental Cash Flow Information:
   Cash paid for interest                                     $         3,620      $        (5,266)
   Cash paid for income taxes                                               -                    -


                            LSI COMMUNICATIONS, INC.
                          NOTE TO FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000
                                   (UNAUDITED)


1.       Basis of presentation:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Six Month ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 and footnotes thereto included in the Company's annual report on Form 10KSB, which are incorporated herein by reference.

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

     (a) Introduction

         We are a technology sales and training company based in Draper, Utah. Our primary subsidiary is Coaching Institute, Inc., which offers fully integrated "coaching" programs designed specifically for sales trainers, seminar leaders, motivational speakers and network marketers who are interested in extending their programs to seminar attendees through one-on-one training. By implementing an after-market program such as one-on-one coaching, companies are able to assist clients' personal development, create additional profits, and increase client loyalty.

         On July 7, 2001, we sold our computer software developing and sales subsidiary, Warever Corporation, in a stock transaction. During the last couple of years, Warever developed PowerHouse, a sales force automation and personal productivity software program designed for the real estate industry. PowerHouse was designed to replace Action Plus, a management assistance software which was the flagship product of Warever, and had been phased out in recent years after nearing the end of its product life-cycle. Software sales, which once was the source of nearly all of our revenues, fell to 1.4% of our overall revenues in the Year ended 2001. We expected sales of Powerhouse to be solid, but due to several factors we were unable to meet our sales targets.

         We are continuing to change the marketing strategy for our coaching services by sourcing coaching clients from internal sources rather than from third parties. We organized and hosted 31 real estate seminars in dozens of cities during the three month period ended June 30, 2001. We were able to enter into training contracts with many of the seminar attendees. However, our extremely limited operating capital cause our prospects to be subject to risks. There can be no assurances that we can successfully address these risks and difficulties.

         Our operating results may fluctuate significantly in the future as a result of several factors, many of which are not within our control. These factors include, but are not limited to, demand for, and acceptance of, our products and services, seasonal trends in the demand for coaching services, need for capital expenditures and costs relating to our expansion, introduction of new services or products, competitive forces, price changes in the coaching industry, and general and industry-wide economic conditions. As a result of changes to the coaching industry, we may make certain service changes or acquisitions, including a possible acquisition of LSI Communications, Inc., or Coaching Institute by another entity, that could materially affect our business, operations, and financial condition. We also expect certain seasonal effects, as they relate to our coaching revenues, due to lower demand during the Summer and other vacation periods and holidays. Due to all of the aforementioned factors, in some future interim periods, our operating results may be adversely affected and fall below the expectations of our management and investors. We may also may never emerge from our current development stage. In such case, the trading price of our common stock would likely be materially and adversely affected.

     (b) Results of Operations

         (i) Six Month Ended June 30, 2001 and June 30, 2000

Sales Revenues

         Sale revenues for the Six Month ended June 30, 2001 were $327,986, a decrease of $288,392, or 46.8% from $616,378 for the Six Month ended June 30, 2000. The decrease in revenues is due to decreases in training sales, which accounted for 98.6% of our gross sales revenues in the Year ended December 31, 2000. Coaching Institute's revenues decreased by $289,986 or 48.6% to $306,686 from $596,674 during the Six Month period ended June 30, 2000. Through mid to late 2000 we focused on creating and maintaining relationships with third party companies and individuals, such as Homes.com and SDI Wealth Institute ("SDI"), to market and sell our coaching and training packages, which were fulfilled by our wholly owned subsidiary, Coaching Institute. In 2000, we became increasingly concerned that commissions paid to third parties consumed much of our training related profit margins and that the stability of our coaching revenues were precariously reliant on a small number of third parties that supply clients. In an effort to contend with our vulnerability, we began planning and developing methods to create leads independent of third parties by sourcing clients through seminars and events sponsored and promoted by Coaching Institute in the last half of 2000. Consistent with our concerns, Homes.com, which accounted for over 30% of Coaching Institute revenues during 2000, ceased to provide coaching clients early in January 2001, and subsequently declared bankruptcy in March 2001, leaving Coaching Institute holding a balance of unpaid receivables in excess of $25,000. SDI, another significant customer of Coaching Institute, dramatically decreased the number of coaching clients referred to Coaching Institute during the three month period ended March 31, 2001, however, SDI's fulfillment orders noticeably improved during the latter half of the Six Month period ended June 30, 2001.

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

         During the coming months, we intend to continue to organize and host seminars. We believe that these seminars will lead to coaching service contracts that will be fulfilled by Coaching Institute.

         Warever, our former software sales and development subsidiary, which accounted for 1.4% of our revenues in the Year ended December 31, 2000, had revenues increase by $1,594 or 8.1% to $21,300 during the Six Month period ended June 30, 2001 from $19,706 during the comparable period ended June 30, 2000. However, Warever's revenue increase did not meet our expectations or requirements. As a result, we determined that it was in our best interest to sell Warever in order to focus on coaching and other activities.

         Cost of Sales

         Cost of Sales decreased by $4,627, or 3.0%, to $149,641 in the 2001 Six Month period from $154,268 in the comparable 2000 Six Month period. The decrease was attributable to decreased coaching sales and the corresponding reduction in referral commissions. Salaries paid to the coaches who perform the coaching are also included in Costs of Sales. We anticipate that coaching related commissions will decrease as internally sourced coaching clients from our direct marketing efforts increase. However, until we implement an effective method to expand our direct sales, we must continue to rely on commission based referrals.

         Selling, General and Administrative Expenses

         General and Administrative expenses decreased by $11,955, or 6.8%, to $163,175 in the 2001 Six Month period from $175,130 in the 2000 Six Month period. Selling expenses decreased by $106,048, or 51.6% to $99,588 in the Six Month period ended June 30, 2001 from $205,636 in the comparable 2000 Six Month period. A primary reason for the 2001 Six Month period decrease is the decreased Coaching Institute sales and the corresponding reduction in salaries and commissions

         Payroll related expenses remained steady, increasing by $2,382, or 1.6%, to $146,409 in the Six Month period ended June 30, 2001 from $148,791 in the comparable 2000 Six Month period. The Payroll line item of our Statement of Operations includes all salaries, primarily administrative, not related to selling, marketing or actual coaching.

         Interest Expense

         Interest expense increased by $1,433, or 27.2%, to $6,699 in the 2001 Six Month period from $5.266 in the 2000 Six Month period. The increase was primarily due to interest paid on loans from 2000. The loans were required to continue our operations.

         Net Income

         Our net income for the 2001 Six Month period increased by $542,654 to a net profit of $459,481 from a net loss of ($83,173) in the comparable 2000 period. This transformation to net income from years of net loss is due almost exclusively to the sale of Warever being booked as income, which was a one-time event. Moreover, the income from the sale of Warever was restricted stock in Success Financial Services Group, Inc. (US OTC: "SFSG") a company traded on the "pink sheets", that does not report to the SEC and has extremely low trading volume for its securities. It is very possible that the price of the stock could be dramatically reduced due to a sell-off by one or more shareholders. In addition, we were issued restricted securities which cannot be sold into the market for at least one year. In the event we are unable to sell our stock at or near its current listed price, the entire amount we show as income could be transformed into a loss.

         Due to the abrupt loss of coaching and training referrals from Homes.com and SDI in the early part of the 2001, our general business operations have been relatively weak during the Six Month period ended June 30, 2001. In addition, we expect net losses to return in upcoming three-month periods. However, it appears that we are recovering from the shock caused by the loss of Homes.com's business and we believe that we will continue to source coaching leads and clients from internally sponsored seminars to decrease quarterly net-losses in coming quarters.

         (ii) Three Month Periods Ended June 30, 2001 and June 30, 2000

         Revenue decreased to $171,184 during the three-month period ended June 30, 2001 compared to $330,301 of revenue recorded during the same period of the prior year. This represented a decrease of 48.2% compared to the prior year quarter. The loss of revenues resulted from the bankruptcy of our customer Homes.com and the sale of Warever Also consistent with the description in the year-to-date comparison above, the sale of Warever created a net profit of $6,336 in the current quarter compared to $39,409 in the prior year period. As discussed, this net profit in the three-month period is due to the sale of Warever for restricted stock. Any loss in the value of the restricted stock prior to the time we sell it could wholly erase our net profit.

     (c) Liquidity and Capital Resources

         Our liquidity and capital resources as of June 30, 2001 were ($11,223), and as of June 30, 2000 were $146,350, a decrease of $157,573 or 107.7%. The cause of this decrease was due to funds being used for operations during the latter half of the Year ended December 31, 2000 and the Six Month period ended June 30, 2001.

         At June 30, 2001, our current liabilities exceeded our current assets by approximately $371,277, with a ratio of current liabilities to current assets of approximately 28.7 to 1. Inventory levels decreased by $11,445 or 100% to $0.00 on June 30, 2001 compared to $11,445 on December 31, 2000. The reason for this decrease was the sale of Warever along with all units of PowerHouse. Accounts receivable were lower due to collection from SDI.

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

                           PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

         not applicable

ITEM 2.  CHANGES IN SECURITIES

         not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         not applicable

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         not applicable

ITEM  5. OTHER INFORMATION

         not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         not applicable

         (b)  8-K Reports

         not applicable

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LSI COMMUNICATIONS, INC.

                                        By: /s/ Craig Hendricks
                                           ------------------------------
                                           Craig Hendricks
                                           Chief Executive Officer, President
                                           Date 8/14/01