Form 10QSB
period 2001-09-30
LSI COMMUNICATIONS INC
filed 2001-11-27
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended September 30, 2001

                                      -OR-

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to________________________

                           Commission File No. 0-30786


                            LSI COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                        87-0627349
               ------                                        ----------
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                      Identification No.)


                    12244 South Business Park Drive Suite 215
                               Draper, Utah 84020
                                  801-553-2300
                      -----------------------------------
                        (Address, including zip code, and
                           telephone number, including
                           area code, of registrant's
                               principal executive
                                    offices)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X] No [ ]


At September 30, 2001, there were 20,261,087 shares of common stock, par value $.001 per share, of the registrant outstanding.

Transitional small business disclosure format: Yes  [ ] No [X]

                            LSI COMMUNICATIONS, INC.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets: September 30, 2001
                 and December 31, 2000 ......................................3

               Consolidated Statements of Operations: Nine Month
                 Periods Ended September 30, 2001 and September 30, 2000.....5

               Consolidated Statements of Operations: Three Month
                 Periods Ended September 30, 2001 and September 30, 2000 ....5

               Consolidated Statements of Cash Flows Nine Month
                 Periods Ended September 30, 2001 and September 30, 2000.....6

               Note to Consolidated Financial Statements.....................7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.........................8

PART II.  OTHER INFORMATION

     ITEM 1 - Legal Proceedings ............................................12

     ITEM 2 - Changes in Securities ........................................12

     ITEM 3 - Defaults upon Senior Securities...............................12

     ITEM 4 - Submission of Matter to Vote of Security Holders .............12

     ITEM 5 - Other Information.............................................12

     ITEM 6 - Exhibits and Reports on Form 8-K Page.........................12

SIGNATURES .................................................................13

                                LSI Communications, Inc.
                               Consolidated Balance Sheet
                                       Unaudited

                          ASSETS

                                                              Sept 30,           December 31,
                                                                2001                 2000
                                                           ---------------      ---------------
CURRENT ASSETS
     Cash & Cash Equivalents                               $      (10,641)      $        5,270
     Inventory                                                          -               11,445
     Accounts Receivable (Net of allowance of $7,000)              69,109              113,884
     Deposits                                                           -               26,500
                                                           ---------------      ---------------

          Total Current Assets                                     58,468              157,099
                                                           ---------------      ---------------

PROPERTY & EQUIPMENT
    (Net of Accumulated Depreciation)                              41,235               56,736
                                                           ---------------      ---------------

OTHER ASSETS
     Deposits & Prepaids                                            6,076                6,076
     Licenses                                                      90,000                    -
     Motion Picture                                               196,000                    -
     Investment Available for Sale                              1,303,750                    -
                                                           ---------------      ---------------

          Total Other Assets                                    1,595,826                6,076
                                                           ---------------      ---------------

   TOTAL ASSETS                                            $    1,695,529       $      219,911
                                                           ===============      ===============

                                LSI Communications, Inc.
                               Consolidated Balance Sheet
                                       Unaudited


           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              Sept 30,           December 31,
                                                                2001                 2000
                                                           ---------------      ---------------
CURRENT LIABILITIES
     Accounts payable                                      $      125,857       $       36,290
     Accrued expenses                                              86,565               41,269
     Current portion of long-term liabilites                       76,196              102,686
     Deferred Compensation                                        134,200               91,000
                                                           ---------------      ---------------

          Total Current Liabilities                               422,818              271,245
                                                           ---------------      ---------------

LONG TERM LIABILITIES
    Capital lease obligation                                       19,667               23,472
    Notes payable                                                       -                    -
    Notes payable-related party                                    76,196              103,874
    Less current portion                                          (76,196)            (102,686)
                                                           ---------------      ---------------

          Total long term Liabilities                              19,667               24,660
                                                           ---------------      ---------------

           TOTAL LIABILITIES                                      442,485              295,905
                                                           ---------------      ---------------


STOCKHOLDERS' EQUITY
    Common stock, authorized 50,000,000 shares of $.001
     par value, issued and outstanding 20,261,086 and
     11,415,632 shares, respectively                               20,261               11,416
    Additional Paid-in capital                                  1,604,106              731,598
    Retained Earnings                                            (808,823)            (819,008)
    Accumulated Comprehensive Income                              437,500                    -
                                                           ---------------      ---------------

          Total Stockholders' Equity                            1,253,044              (75,994)
                                                           ---------------      ---------------

   TOTAL LIABILITIES & STOCKHOLDERS EQUITY                 $    1,695,529       $      219,911
                                                           ===============      ===============

                                                 4

                                         LSI Communications, Inc.
                                  Consolidated Statements of Operations
                                                Unaudited

                                                      For the 3 Months Ended                     For the 9 Months Ended
                                                   Sept 30,             Sept 30,             Sept 30,             Sept 30,
                                                     2001                 2000                 2001                 2000
                                                ---------------      ---------------      ---------------      ---------------
REVENUES
    Software Sales                              $            0       $        2,589       $       21,300       $       22,785
    Training Sales                                     244,222              515,942              550,908            1,112,614
                                                ---------------      ---------------      ---------------      ---------------
TOTAL REVENUES                                         244,222              518,531              572,208            1,135,399
                                                ---------------      ---------------      ---------------      ---------------

COST OF SALES
    Software                                                 0                   58                  327                  257
    Training                                            42,703              187,395              192,017              341,464
                                                ---------------      ---------------      ---------------      ---------------
TOTAL COST OF GOODS SOLD                                42,703              187,453              192,344              341,721
                                                ---------------      ---------------      ---------------      ---------------

GROSS PROFIT                                           201,519              331,078              379,864              793,678
                                                ---------------      ---------------      ---------------      ---------------

SELLING EXPENSES                                        48,614              156,187              148,202              259,638

PAYROLL                                                 45,622               79,850              192,031              227,755

RESEARCH & DEVELOPMENT                                       -                  887                    -                3,792

TRAVEL & TRADE SHOW EXPENSE                             29,567               22,597               89,078               43,704

GENERAL & ADMINISTRATIVE EXPENSES                       71,884               95,008              235,059              363,638
                                                ---------------      ---------------      ---------------      ---------------

TOTAL OPERATING EXPENSES                               195,687              354,529              664,370              898,527
                                                ---------------      ---------------      ---------------      ---------------

OPERATING INCOME (LOSS)                                  5,832              (23,451)            (284,506)            (104,849)
                                                ---------------      ---------------      ---------------      ---------------

OTHER INCOME AND (EXPENSES)
   Forgiveness of Debt                                       -                    -                    -               13,368
   Gain on Sale of Warever                                   -                    -              761,250
   Miscellaneous income (expense)                         (317)                (170)              (5,049)              (5,446)
   Interest expense                                     (1,740)              (2,577)              (8,439)              (7,843)
                                                ---------------      ---------------      ---------------      ---------------

     Total Other Income and (Expenses)                  (2,057)              (2,747)             747,762                   79
                                                ---------------      ---------------      ---------------      ---------------

NET INCOME (LOSS) BEFORE INCOME TAXES                    3,775              (26,198)             463,256             (104,770)
                                                ---------------      ---------------      ---------------      ---------------

PROVISION FOR INCOME TAXES                                   -                    -                    -                    -
                                                ---------------      ---------------      ---------------      ---------------

NET INCOME (LOSS)                                        3,775              (26,198)             463,256             (104,770)
                                                ===============      ===============      ===============      ===============

NET INCOME (LOSS) PER SHARE                               0.00                (0.00)                0.03                (0.01)
                                                ===============      ===============      ===============      ===============

WEIGHTED AVERAGE OUTSTANDING SHARES                 17,524,129           11,415,632           14,674,192           11,132,785
                                                ===============      ===============      ===============      ===============

                                                               5

                                 LSI Communications, Inc.
                          Consolidated Statements of Cash Flows
                                        Unaudited

                                                                  For the Period Ended
                                                              Sept 30,             Sept 30,
                                                                2001                 2000
                                                           ---------------      ---------------
Cash Flows From Operating Activities
Net income (loss)                                          $      463,256       $     (104,770)
Non-cash items:
   Depreciation                                                    15,501               12,351
   Bad Debt                                                        35,237                7,000
   Issuance of stock                                                2,045                2,500
   Recognition of Deferred Revenue                                      -                 (491)
   Deferred Compensation                                           43,200                    -
   Gain on Sale of Warever                                       (761,250)                   -
(Increase)/decrease in currents assets:
   Accounts receivable                                             44,774               94,390
   Inventory                                                       11,445               (6,955)
   Deposits (Current)                                              26,500                    -
Increase/(decrease) in currents liabilities:
   Accounts payable                                                89,567                9,944
   Accrued expense                                                 45,296              (10,148)
   Customer Deposits                                                    -                    -
                                                           ---------------      ---------------

      Net Cash Provided (Used) by Operating Activiities            15,571                3,821
                                                           ---------------      ---------------


Cash Flows From Investing Activities
   Cash received in sale of contract                                    -              226,800
   Cash paid for property, equipment and software
     technology                                                         -              (49,650)
                                                            ---------------      ---------------

      Net Cash Provided (Used) by Investing Activiities                 -              177,150
                                                           ---------------      ---------------


Cash Flows From Financing Activities
   Factoring Fees                                                       -              (13,000)
   Increase in long-term debt                                       9,600               25,692
   Principal payments on long-term debt                           (41,082)             (98,251)
                                                           ---------------      ---------------

      Net Cash Provided (Used) by Financing Activiities           (31,482)             (85,559)
                                                           ---------------      ---------------

      Increase/(decrease) in Cash                                 (15,911)              95,412

Cash and Cash Equivalents at Beginning of Period                    5,270               18,393

Cash and Cash Equivalents at End of Period                 $      (10,641)      $      113,805

Supplemental Cash Flow Information:
   Cash paid for interest                                  $       (8,439)      $       (7,843)
   Cash paid for income taxes                                           -                    -

                                                      6

                            LSI COMMUNICATIONS, INC.
                          NOTE TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)

1. Basis of presentation:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Nine Month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 and footnotes thereto included in the Company's annual report on Form 10KSB, which are incorporated herein by reference.

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

     (a) Introduction

         We are a technology training company based in Draper, Utah. Our primary subsidiary is Coaching Institute, Inc., which offers fully integrated "coaching" programs designed specifically for sales trainers, seminar leaders, motivational speakers and network marketers who are interested in extending their programs to seminar attendees through one-on-one training. Our group and one-on-one coaching programs are focused toward both individual and corporate clients. Our coaching programs are tailored to assist our clients with personal, technical and professional development and productivity.

         Our business has completed a shift away from computer software development and sales to a focus on development of our coaching business. Consistent with this change of direction, we sold Warever Corporation, our computer software development and sales subsidiary on June 7, 2001. Over the several quarters prior to the sale of Warever Corporation, our software sales, which were formerly the primary source of our revenues, steadily declined both as a category and in terms of our total gross sales. We currently have no plans to develop or sell software in the foreseeable future.

         We are continuing to change the marketing strategy for our coaching services by sourcing coaching clients from internal sources rather than from third parties. Just less than half (46%) of our coaching revenues in three-month period ended September 30, 2001 were derived from internally sourced clients. The other half of our coaching related revenues were derived from the fulfillment of contracts referred to us by outside vendors. We continue to seek internally sourced clients because of their superior profit margins. In order to source additional clients, we organized and hosted real estate seminars in several cities during the three-month period ended September 30, 2001. We were able to enter into training contracts with a number of the seminar attendees.

         Our management is exploring additional revenue sources in the real estate industry. During the three-month period ended September 30, 2001, we acquired Liberty Financial Group of Arkansas and Liberty Financial Group of Wyoming primarily because they are licensed to originate loans in the states of Arkansas and Wyoming, respectively. However, due to our extremely limited operating capital, we do not expect to be in a position to benefit from the two acquisitions in the foreseeable future.

         Our operating results may fluctuate significantly in the future as a result of several factors, many of which are not within our control. These factors include, but are not limited to, demand for, and acceptance of, our products and services, seasonal trends in the demand for coaching services, need for capital expenditures and costs relating to our expansion, introduction of new services or products, competitive forces, price changes in the coaching industry, and general and industry-wide economic conditions. As a result of changes to the coaching industry, we may make certain service changes or acquisitions, including a possible acquisition of LSI Communications, Inc., or Coaching Institute by another entity, that could materially affect our business, operations, and financial condition. We also expect certain seasonal effects, as they relate to our coaching revenues, due to lower demand during the end of the year holidays and other vacation periods and holidays. Due to all of the aforementioned factors, in some future interim periods, our operating results may be adversely affected and fall below the expectations of our management and investors. We may also never emerge from our current development stage. In such case, the trading price of our common stock would likely be materially and adversely affected.

     (b) Results of Operations

         (i) Nine Month Periods Ended September 30, 2001 and September 30, 2000

Sales Revenues

         Sales revenues for the Nine Month period ended September 30, 2001 were $572,208, a decrease of $563,191, or 49.6% from $1,135,399 for the Nine Month period ended September 30, 2000. Our coaching related revenue from Coaching Institute, which became our only immediate source of revenue when we disposed of Warever Corporation in July 2001, experienced a revenue decrease of $561,706 or 50.5% to $550,908 from $1,112,614 during the Nine Month period ended September 30, 2000. As discussed in previous reports this year, the cessation of Homes.com's business operations, one of our primary sources of coaching clients, resulted in an immediate, unexpected, contraction of fulfillment contracts and a subsequent reduction in our gross coaching sales. During the remaining part of the Nine Month period ended September 30, 2001, we have focused on directly sourcing new coaching clients through seminars and events sponsored and promoted by Coaching Institute while maintaining relationships with third party companies and individuals, such as SDI Wealth Institute ("SDI"), to market and sell our coaching and training packages, which we fulfill.

         Third parties remain the largest source of our coaching clients, despite our efforts to source the majority of our coaching clients from internal sources. Our third party client sources receive a referral fee for each coaching client they refer to Coaching Institute, but are not contractually bound to supply Coaching Institute with any minimum number of referrals. Our inability to control or predict the number of client referrals and the relatively low margins from fulfillment of coaching contracts result weakens our ability to gain consistent revenues from clients obtained by third party referrals. In addition, revenues which do result from our relationship with such third parties could end at any time. During the coming months, we intend to continue to organize and host seminars in an effort to increase coaching clients. We believe that these seminars will lead to coaching service contracts.

         Warever Corporation, our former software sales and development subsidiary, which accounted for 1.4% of our revenues in the Year ended December 31, 2000, had revenues decrease by $1,485 or 6.5% to $21,300 during the Nine Month period ended September 30, 2001 from $22,785 during the comparable period ended September 30, 2000. However, Warever Corporation's revenue increase did not meet our expectations or requirements. As a result, we determined that it was in our best interest to sell Warever Corporation in order to focus on coaching and other activities.

         Cost of Sales

         Cost of Sales decreased by $149,377, or 43.7%, to $192,344 in the 2001 Nine Month period from $341,721 in the comparable 2000 Nine Month period. The decrease was attributable to decreased coaching sales and the corresponding reduction in referral commissions. Salaries paid to the coaches who perform the coaching are also included in Costs of Sales. We anticipate that coaching related commissions will decrease as internally sourced coaching clients from our direct marketing efforts increase. However, until we implement an effective method to expand our direct sales, we must continue to rely on commission based referrals.

         Selling, General and Administrative Expenses

         General and Administrative expenses decreased by $128,579, or 35.4%, to $235,059 in the 2001 Nine Month period from $363,638 in the 2000 Nine Month period. Selling expenses decreased by $111,436, or 42.9%, to $148,202 in the 2001 Nine Month period from $259,638 in the 2000 Nine Month period. A primary reason for the 2001 Nine Month period decrease is the decreased Coaching Institute sales and the corresponding reduction in salaries and commissions.

         Payroll related expenses remained steady, decreasing by $35,724, or 15.7%, to $192,031 in the Nine Month period ended September 30, 2001 from $227,755 in the comparable 2000 Nine Month period. The Payroll line item of our Statement of Operations includes all salaries, primarily administrative, not related to selling, marketing or actual coaching.

         Interest Expense

         Interest expense increased by $596, or 7.6%, to $8,439 in the 2001 Nine Month period from $7,843 in the 2000 Nine Month period. The increase was primarily due to interest paid on loans from 2000. The loans were required to continue our operations.

         Net Income

         Our net income for the 2001 Nine Month period increased by $568,026, or 542.2%, to net income of $463,256 from a net loss of (104,770) in the comparable 2000 period. This transformation to net income from years of net loss is due almost exclusively to the sale of Warever being booked as income, which was a one-time event. Moreover, the income from the sale of Warever was restricted stock in Success Financial Services Group, Inc. (US OTC: "SFSG") a company traded on the "pink sheets", that does not report to the SEC and has extremely low trading volume for its securities. We emphasize that had it not been for the sale of Warever Corporation, our net loss for the nine month period ended September 30, 2001 would have remained. In addition, it is very possible that the price of the stock could be dramatically reduced due to a sell-off by one or more shareholders. In addition, we were issued restricted securities which cannot be sold into the market for at least one year. In the event we are unable to sell our stock at or near its current listed price, the entire amount we show as income could be transformed into a loss.

         Due to the abrupt loss of coaching and training referrals from Homes.com and other third party client sources in the early part of the 2001, our general business operations have been relatively weak during the Nine Month period ended September 30, 2001. However, it appears that we are recovering from the shock caused by the loss of Homes.com's business and we believe that we will continue to source coaching leads and clients from internally sponsored seminars to maintain our net profit in coming quarters.

         (ii) Three Month Periods Ended September 30, 2001 and
September 30, 2000

         Revenue decreased to $244,222 during the three-month period ended September 30, 2001 compared to $518,531 of revenue recorded during the same period of the prior year. This represented a decrease of 52.9% compared to the prior year quarter. As discussed, the loss of revenues resulted from the loss of third party client sources and the cessation of software revenues due to the sale of Warever Corporation. However, we had a net income of $3,886 during the three-month period ended September 30, 2001 compared to a net loss of ($26,198) recorded during the same period of the prior year. The three-month period ended September 30, 2001 is the first quarter in approximately two years that we have shown a net quarterly gain.

     (c) Liquidity and Capital Resources

         Our liquidity and capital resources as of September 30, 2001 were ($10,641), and as of September 30, 2000 were $113,805, a decrease of $124,446 or
109.3%. The cause of this decrease was due to funds being used for operations during the latter half of the Year ended December 31, 2000 and the Nine Month period ended September 30, 2001.

         At September 30, 2001, our current liabilities exceeded our current assets by approximately $364,350, with a ratio of current liabilities to current assets of approximately 7.2 to 1. Inventory levels decreased by $11,445 or 100% to $0.00 on September 30, 2001 compared to $11,445 on December 31, 2000. The reason for this decrease was the sale of Warever along with all units of PowerHouse. Accounts receivable were lower due to collection from SDI.

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

                                            LSI COMMUNICATIONS, INC.

                                            By: /s/ Craig Hendricks
                                            -----------------------------------
                                            Craig Hendricks
                                            Chief Executive Officer, President
                                            Date 11/10/01