Form 10KSB
period 2001-12-31
LSI COMMUNICATIONS INC
filed 2002-04-30
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                           Commission File No. 0-30786

                                PEREGRINE, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                          87-0627349
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                         8200 E. Pacific Place, Ste. 204
                                Denver, CO 80231
                                 (303) 337-4811
                -------------------------------------------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

                            LSI COMMUNICATIONS, INC.
                 112 West Business Park Drive, Draper, UT 84020
               ---------------------------------------------------
                            (Former Name and Address)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $0.

As of April 15, 2002, there were 19,331,456 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format Used (Check one) : Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                           PAGE

                                     PART I

Item 1. Business of the Company ...............................................3
Item 2. Properties.............................................................4
Item 3. Legal Proceedings......................................................5
Item 4. Submission of Matters to a Vote of Security Holders....................5

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related
        Shareholder Matters ...................................................5
Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................6
Item 7. Financial Statements...................................................7
Item 8. Disagreements on Accounting and Financial Disclosures .................8

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.....................8
Item 10. Executive Compensation ..............................................11
Item 11. Security Ownership of Certain Beneficial Owners and Management.......11
Item 12. Certain Relationships and Related Transactions.......................12
Item 13. Exhibits, Financial Statements and Reports on Form 8-K...............12
Additional Information* .......................................................
Signatures....................................................................14

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

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY

General

The Company was incorporated as TPI, Ihc., under the laws of the State of Utah on April 26, 1983. In 1985, the Corporation changed its situs from Utah to Nevada and its name to Connections Marketing Corp. In July, 1992, the shareholders of the Corporation voted to change the name to LSI Communications, Inc. (LSI). The Company held mineral properties in Beaver County, Utah; however, no extraction operations ever commenced and the properties were distributed to the shareholders through a subsidiary spinoff.

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

Warever was organized in the State of Utah on May 13, 1992 under the name of Action Plus Software, Inc. On January 17, 1995 the company changed the name of the company to Warever, Inc.

Warever was in the business of developing, programming, selling and marketing a computer software package named Action Plus, a management assistance software tool.

The acquisition was recorded as a reverse acquisition, with Warever being the accounting survivor. In June 2001, the Company sold 100% of its interest in Warever. The Company exchanged all of the outstanding shares of common stock of Warever for 175,000 shares of common stock of a public company valued at $866,250. The Company recognized a gain on the sale of $865,485.

On June 21, 1999, the Company entered into a Plan of Acquisition with Coaching Institute, Inc., a Utah corporation, wherein the Company issued 2,500,000 shares of common stock for 85,000 shares, 85% of the outstanding common stock of Coaching Institute, Inc. The agreement provides for the Company to receive options to acquire the remaining 15% of the issued and outstanding stock of Coaching Institute, Inc. In exchange for 2,045,455 shares of the Company's common stock. In February 1, 2001, the Company exercised its option by issuing 2,045,455 shares of its common stock valued at $2,045. After the acquisition, both companies were surviving with Coaching Institute, Inc. being a wholly-owned subsidiary of LSI Communications, Inc.

The acquisition of Coaching Institute, Inc. was recorded using the purchase method of a business combination. Operating activities have been included from Coaching Institute in the consolidated financials since June 21, 1999. Due to the common ownership of Coaching and LSI, the Company valued the acquisition of Coaching Institute a historical cost which was $34,728.

In November 2001, the Company sold the assets and liabilities of Coaching Institute, Inc. to a major shareholder. The Company recognized a loss on the sale of $574,236.

On December 21, 2001, the Company executed an agreement to acquire 100% of the issued and outstanding shares of Peregrine Control Technologies, Inc. in exchange for 14,731,200 post reverse split shares of the Company's common stock. As a result of the acquisition and the change in focus of the Company's business the Company changed its name to Peregrine, Inc. Prior thereto, the Company had reverse split its shares on a 1:100 basis. This transaction will close when the Peregrine, Inc. audited financial statements are completed which is anticipated to be in late April 2002.

NASD OTC Bulletin Board Quotations

Our common stock is quoted on the OTC Bulletin Board of the NASD under the symbol "PGRN". For information concerning these stock quotations during the past two years, see the section entitled "Market Price Of And Dividends On The Registrant's Common Equity And Related Stockholder Matters." The quotations presented do not represent actual transactions or broker/dealer markups, markdowns or commissions.

ITEM 2. PROPERTIES

We do not own any real property.

Subsequent to the acquisition of Peregrine Control Technologies, Inc. the corporate offices were moved to Denver, CO. where we occupy 2,500 square feet of class A office space in the southeast section of the city.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, or governmental agency proceedings, and no such action by or, to the best of our knowledge, against us has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market for Common Equity

Since January 2002, our common stock is traded on the Over the Counter Bulletin Board under the symbol "PGRN". The new CUSIP number is 71366C 10 2. Knight Trading Group, Inc. of Jersey City, NJ Fleet Trading, a Division of Fleet Securities of Jersey City, NJ and Alpine Securities of Salt Lake City, Utah are among the most active market makers for the stock.

The following is a table of the high and low bid prices of our stock for each of the four quarters of the fiscal year ended December 31, 2000:

     Quarter Ended           High     Low     Quarter Ended       High     Low
     -------------           ----     ---     -------------       ----     ---
     December 31, 2001      $0.218   $0.05    December 31, 2000  $0.077  $0.020
     September 30, 2001      0.250   0.100    September 30, 2000  0.61    0.020
     June 30, 2001           0.500   0.100    June 30, 2000       0.20    0.020
     March 31, 2001          1.000   0.100    March 31, 2000      0.12    0.025

These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These prices also do not reflect the 1:100 reverse split which occurred in January, 2002.

(b) Security Holders

The Company has approximately 121 shareholders of record and in excess of 420 total shareholders.

(c) Dividends

There have been no cash dividends declared or paid since the inception of the company, and no cash dividends are contemplated to be paid in the foreseeable future. The Company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries.

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion and analysis is qualified in its entirety by the fact that Warever, the software operations of the Company were sold in June 2001 and Coaching Institute, Inc., its training subsidiary was disposed of in November 2001. Because of these dispositions, the results of operations are not reflective of what might have been the results of operations had both of the companies been included in the financial statements for the entire year, 2001.

Revenues. Revenues for the year ended December 31, 2001 declined by $674,464 or 48% to $730,873 for the year ended December 31, 2001 from $1,405,337 for the year ended December 31, 2000. Although the software sales were up slightly ($963), training revenues declined by $675,429 from $1,385,068 to $709,684. This decrease is attributable to the disposition of the company's training subsidiary during the year ended December 31, 2001.

Cost of Sales. Cost of sales decreased by $399,464 or 91.3% to $37,933 for the year ended December 31, 2001 from $437,397 for the year ended December 31, 2000. This decrease in cost of sales is attributable to a reduction in the cost of sales for training because of the reduction in revenue and the corresponding reduction in referred commission.

Selling Expenses. Selling expenses decreased by $197,130 or 50% to $196,549 for the year ended December 31, 2001 from $393,679 for the year ended December 31, 2000. This reduction in selling expenses is primarily attributable to the sale of the subsidiaries of during the year ended December 31, 2001 and did not reflect a full year of operations.

Depreciation and Amortization. Depreciation and amortization decreased by $2,581 or 14.3% to $15,502 for the year ended December 31, 2001 from $18,083 for the year ended December 31, 2000. This reduction in depreciation and amortization resulted because of a sale of the depreciable assets during the year ended December 31, 2001.

Payroll. Payroll expenses declined by $146,892 or 49.8% to $148,173 for the year ended December 31, 2001 from $295,065 for the year ended December 31, 2000. This reduction in payroll reflects the disposition of the subsidiaries during the year ended December 31, 2001.

General  and  Administrative  Expenses.   General  and  administrative  expenses
increased by $90,766 or 23% to $485,302 for the year ended December 31, 2001 from $394,536 for the year ended December 31, 2000. This increase is attributable to travel expenses and two bad debts from uncollected receivables. Research and Development. Research and development expenses decreased by $3,792 to $0 for the year ended December 31, 2001 from $3,792 for the year ended December 31, 2001. This reduction reflects the sale of the software operations during the year ended December 31, 2001.

Other Income and Expenses. The Company recorded interest expense of $14,467 for the year ended December 31, 2001 and increase of $960 from the year ended
December 31, 2000. This increase in interest expense reflects a higher loan balance outstanding during the current year. The Company also recorded a loss on the disposition of assets of $329,915 for the year ended December 31, 2001. This compares with a gain of $13,368 for the year ended December 31, 2000. The current years reflects a gain of $865,485 from the Company's sale of Warever, which was partially offset by a loss on the Company's disposition of Coaching Institute, Inc. of $574,236.

As a result of the foregoing, the Company reported a net loss of $496,966 or $.02 per share for the current year. This compares with a net loss of $164,088 for the year ended December 31, 2000 or $.02 per share. Although the loss is greater for the current year, the average number of shares outstanding was also significantly higher for the year ended December 31, 2001.

Liquidity and Capital Resources.

As of December 31, 2001, the Company had disposed of all of its operating assets and most of its liabilities. As a result, the Company had no cash or current assets but did have liabilities totalling $89,950 and a note payable of $80,741. Because the Company has no operating assets and no cash, unless it is able to raise funds, acquire an operating company with which to merge, or obtain loans from its shareholders, it will have insufficient funds to continue as a going concern.

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

Index                                                                     Page
                                                                          -----

Report of Independent Auditors............................................ F-3
Consolidated Balance Sheets as of December 31, 2001 and 2000.............. F-4
Consolidated Statements of Operations for the Years Ended December
31, 2001 and 2000 ........................................................ F-6
Consolidated Statement of Stockholders' Equity for the Years Ended
December 31, 2001 and 2000................................................ F-7
Consolidated Statements of Cash Flows for the Years Ended December 31,
2001 and 2000............................................................. F-8
Notes to Consolidated Financial Statements ............................... F-

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

Indemnification  of  Directors,   Executive  Officers  and  Certain  Significant
Employees.

The following table sets forth certain information regarding the current directors and executive officers of the Company.

         Name                    Age                    Position
         ----                    ----       --------------------------------
         Steven Jacobson          38        Chief Executive Officer and Director
         Arlen Felsen             41        Director
         Herbert I. Jacobson      71        Director
         Max Polinsky             44        Director

The following family relationships exist between the officers and/or directors of the Company. Herbert I. Jacobson is the father of Steve Jacobson.

Business Experience

Steven Jacobson

Mr. Jacobson was instrumental in the development of Page Tap/Peregrine from its inception and has participated in all major decisions of the company. In March of 1992 he began as Vice President of Marketing and assumed the COO/CFO role in 1995. From 1987-1992 he was a legislative aide to US Senator Hank Brown and Congressman James Schuer where his responsibilities included the oversight and coordination of joint environmental policy legislation. Mr. Jacobson has a joint MA from Rutgers and Princeton in Public Policy and Finance, and a BA from Colorado College. He recently received a Masters of Business Administration
(MBA) through a joint program from the University of Colorado and Columbia University. Steven Jacobson is the son of Herbert I. Jacobson.

Arlen Felsen


Mr. Felsen has an extensive background in the paging industry including in depth knowledge of paging technology. In 1991 he co-founded (along with Amy Felsen) Vacation Communication, Inc. d.b.a. Gotta Go Wireless, a retail and wholesale paging and wireless provider. He built the company into a leading paging provider to the Denver metropolitan area and expanded the operation throughout Colorado, Utah and Idaho. Within a few years Gotta Go Wireless had significant market share in this region of the U.S. When the Company purchased Gotta Go in 2001, Mr. Felsen joined the Company to oversee product development.

Herbert I. Jacobson

Mr. Jacobson is an entrepreneur who has built several businesses from the ground up. In 1984 he founded Advanced Communication Services and Aaron Communication Services, both sales and service companies in paging and cable. He started Peregrine Control Technologies in 1992 as a progression into the wireless control industry. He also was founder of the Children's Metabolic Research Foundation and a Director of the National Gaucher Foundation. He volunteers at the Denver Museum of Nature & Science and mentors senior citizens on the use of the Internet. He served in Army Finance and taught American history, political science, business and literature at the high school level. Mr. Jacobson is a graduate of Montclair State University and completed graduate level coursework at Denver University and the University of Florida. Mr. Jacobson is the father of Steven Jacobson.

Max Polinsky

Mr. Polinsky is a director and principal of Venbanc, Inc., an investment and merchant bank located in Winnipeg, Manitoba Canada that he founded with a partner in 1994. Venbanc specializes in the structuring and financing of start-up companies and provides follow on financial and management advisory assistance. It has successfully funded and taken public several companies in Canada and the Unites States in the past seven years. Prior to this Mr. Polinsky was the general manager of City Machinery Ltd., a nationwide power transmission parts distributor with offices across Canada. He began his career as a stockbroker at Canarim Investment Corp. (now Canaccord Capital) in 1982. Mr. Polinsky graduated with honors from the University of Manitoba with a degree in Business Administration, Finance Major.

Term of Officer

The directors named above will serve until the next meeting of the Company's shareholders. Officers will hold their positions at the pleasure of the Board of Directors, absent on any employment agreements.

Our bylaws provide for indemnification of officers, directors of Peregrine, Inc. agents against legal expenses, judgments, fines, settlements and other amounts reasonably incurred by such persons after having been made or threatened to be made a party to legal action. Payment of such amounts may also be made in advance if expenses are likely to be incurred by officers, directors or agents in defense of any such action.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of Peregrine, Inc. pursuant to the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities (other than the payment by Peregrine, Inc. of expenses incurred or paid by a director, officer or controlling person of Peregrine, Inc. in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by Peregrine, Inc. is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers, and any person holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal year 2001. To the Company's knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2001,

ITEM 10. EXECUTIVE COMPENSATION

There are no other agreements or arrangements, express or implied, between us and any other officer or director, regarding any other form of compensation, including stock options, warrants, employment incentives, or the like.

No long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2001 or 2000. Compensation of Directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the aggregate number of shares of common stock owned of record or beneficially by each person who owned of record, or is known by us to own beneficially, more than 5% of our common stock, and the name and holdings of each officer and director and all officers and directors as a group:



                                                              Amount and Nature
Name and Address of Beneficial Owner       Title of Class     Beneficial Owner      Percentage
------------------------------------       ---------------    ------------------    -----------

Steven Jacobson                                Common             7,700,000 (1)        39.8%




Arlen Felson                                   Common               175,000             0.9%




Herbert I. Jacobson                            Common             7,700,000 (2)        39.8%




Max Polinsky                                   Common               500,000 (3)         2.6%




All officers and directors as a                                   8,375,000            43.3%
group (4 persons)

Herbert I. Jacobson is the father of Steven Jacobson.

(1) Steven Jacobson holds 3,500,000 shares directly and is deemed to have a beneficial interest in 4,200,000 shares held by other members of his family.
(2) Herbert I. Jacobson along with his wife own 3,000,000 shares directly and is deemed to have a beneficial interest in 4,700,000 shares held by other members of his family.
(3) Max Polinsky owns100,000 shares directly and is deemed to have a beneficial interest in 400,000 owned by Venbenc, a company of which he is a 50% owner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)      Index to financial statements and financial statement schedules

The audited balance sheets of the Company as of May 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2000 and 1999 follow in sequentially numbered pages F-1 through F-19. The page numbers for the financial statement categories are as follows:

      Page     Description
     ------    ------------
      F-3      Report of Independent Auditors - December 31, 2001 and 2000
      F-4      Balance Sheets as of December 31, 2001 and 2000
      F-6      Statements of Operations for the Years Ended December 31, 2001
               and 2000
      F-7      Statement of Stockholders' Equity for the Years Ended December
               31, 2001 and 2000
      F-8      Statements of Cash Flows for the Years Ended December 31, 2001
               and 2000
      F-       Notes to Financial Statements

(b)      8-K Reports

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Urbana has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Peregrine, Inc.



Dated: April 29, 2002                            By: /s/ Steven Jacobson
                                                    ---------------------
                                                     Steven Jacobson
                                                     Chief Executive Officer

                                                 By:
                                                    ----------------------
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Urbana and in the capacities and on the date indicated:


Signature                       Title                                 Date
---------                       ------                              --------
/s/ Steven Jacobson            Director                          April 29, 2002
-------------------------
Steven Jacobson

/s/ Arlen Felsen               Director                          April 29, 2002
-------------------------
Arlen Felsen

/s/ Herbert I. Jacobson        Director                          April 29, 2002
-------------------------
Herbert I. Jacobson

/s/ Max Polinsky               Director                          April 29, 2002
--------------------------
Max Polinsky

                           LSI Communications, Inc.

                        Consolidated Financial Statements

                           December 31, 2001 and 2000

                                 C O N T E N T S


Accountants' Report ....................................................... 3

Consolidated Balance Sheets ............................................... 4

Consolidated Statements of Operations ..................................... 6

Consolidated Statements of Stockholders' Equity............................ 7

Consolidated Statements of Cash Flows ..................................... 8

Notes to the Consolidated Financial Statements ............................10

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of LSI Communications, Inc.

We have audited the accompanying consolidated balance sheets of LSI Communications, Inc. as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSI Communications, Inc. as of December 31, 2001 and 2000 and the results of its consolidated operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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



Chisholm & Associates
North Salt Lake, Ut
January 11, 2002

                            LSI Communications, Inc.
                           Consolidated Balance Sheets

                                     ASSETS

                                                                    December 31,
                                                    2001               2000
                                                 -----------       -------------
CURRENT ASSETS

   Cash & Cash Equivalents                       $        -        $       5,270
   Inventory                                              -               11,445
   Accounts Receivable (Net of allowance
     of $7,000)                                           -              113,884
   Deposits                                               -               26,500
                                                 ------------      -------------

     Total Current Assets                                 -              157,099
                                                 ------------      -------------

PROPERTY & EQUIPMENT                                      -               56,736
                                                 ------------      -------------

OTHER ASSETS

    Deposits & Prepaids                                   -                6,076
                                                 ------------      -------------

    Total Other Assets                                    -                6,076
                                                 ------------      -------------

     TOTAL ASSETS                                $        -        $     219,911
                                                 ============      =============

   The accompanying notes are an integral part of these financial statements

                            LSI Communications, Inc.
                      Consolidated Balance Sheets continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            December 31,
CURRENT LIABILITIES                                        2001                2000
                                                       ------------      ----------------


   Accounts payable                                    $         -        $     36,290
   Accrued expenses                                            9,174            41,269
   Current portion of long-term
       liabilities                                            80,741           102,686
   Deferred Compensation                                         -              91,000
                                                       -------------      --------------

     Total Current Liabilities                                89,915           271,245
                                                       -------------      --------------


LONG TERM LIABILITIES

   Notes payable                                              80,741                 -
   Notes payable-related party                                   -             103,874
   Capital lease obligations                                     -              23,472
   Less current portion                                      (80,741)         (102,686)
                                                       -------------      --------------

     Total long term Liabilities                                 -              24,660
                                                       -------------      --------------
     TOTAL LIABILITIES                                        89,915           295,905
                                                       -------------      --------------

STOCKHOLDERS' EQUITY

   Common stock,  authorized  50,000,000  shares
   of $.001 par value,  issued and outstanding
   46,511,087 and 11,415,632 shares,
     respectively                                             46,511            11,416
   Additional Paid-in capital                              1,179,548           731,598
   Retained earnings                                      (1,315,974)         (819,008)
                                                       -------------      --------------

     Total Stockholders' Equity                              (89,915)          (75,994)
                                                       -------------      --------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                $         -        $    219,911
                                                       =============      ==============

   The accompanying notes are an integral part of these financial statements

                            LSI Communications, Inc.
                      Consolidated Statements of Operations

                                                      For the Year Ended
                                                         December 31,
                                                    2001              2000
                                               -------------      ------------

REVENUES
        Software Sales                           $     21,232  $        20,269
        Training Revenues                             709,641        1,385,068
                                                 ------------      -----------
TOTAL REVENUES                                        730,873        1,405,337
                                                 ------------      -----------

COST OF SALES
        Software                                          -              1,013
        Training                                       37,933          436,384
                                                 ------------      -----------
TOTAL COST OF SALES                                    37,933          437,397
                                                 ------------      -----------

GROSS PROFIT                                          692,940          967,940
                                                 ------------      -----------

SELLING EXPENSES                                      196,549          393,679
DEPRECIATION & AMORTIZATION                            15,502           18,083
PAYROLL                                               148,173          295,065
GENERAL &
  ADMINISTRATIVE EXPENSES                             485,302          394,536
RESEARCH & DEVELOPMENT                                    -              3,792
                                                 ------------      -----------

TOTAL OPERATING EXPENSES                              845,526        1,105,155
                                                 ------------      -----------

OPERATING LOSS                                       (152,586)        (137,215)
                                                 ------------      -----------

OTHER INCOME AND (EXPENSES)
   Interest expense                                   (14,465)         (13,505)
   Gain/(Loss) on sale of assets                     (329,915)         (13,368)
                                                 ------------      -----------

     Total Other Income and (Expenses)               (344,380)        (26,873)
                                                 ------------      -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                (496,966)       (164,088)

PROVISION FOR INCOME TAXES                               -                -
                                                 ------------      -----------

NET INCOME/(LOSS)                                $   (496,966)     $  (164,088)
                                                 ============      ===========

NET INCOME/(LOSS) PER SHARE                      $       (.02)     $      (.02)
                                                 ============      ===========
WEIGHTED AVERAGE
  OUTSTANDING SHARES                               20,582,299       11,207,299
                                                 ============      ===========


   The accompanying notes are an integral part of these financial statements

                            LSI Communications, Inc.
                 Consolidated Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2001

                                                                                     Additional      Retained
                                                            Common Stock             Paid-in         Earnings
                                                       Shares           Amount       Capital        (Deficit)
                                                      ---------      ----------      ------------  -------------


Balance on December 31, 1998                          5,959,697     $  5,960         $   310,035     (322,691)

March 3, 1999 - shares issued in
   Shareholder settlement at
   $.001 per share                                       27,485           27                 (27)           -

April 1, 1999 - shares issued for
   consulting agreement at
   $1.00 per share                                       85,000           85              84,915            -

June 28, 1999 - shares issued in
    acquisition of Coaching Institute,
    Inc.                                              2,500,000        2,500              27,019            -

July 1, 1999 - shares issued for
   consulting agreement at
   $.25 per share                                       200,000          200              49,800            -

August 30, 1999 - shares issued for
   royalty agreement at $1.825
   per share                                            143,450          144             259,856            -

Net Loss for the year ended
 December 31, 1999                                            -            -                   -     (332,229)
                                                     -----------    ----------        -----------  -----------

Balance on December 31, 1999                          8,915,632        8,916             731,598  $  (654,920)

January 31, 2000 - shares  issued for exercise of
 option  agreement for minority interest of
 subsidiary at $.001 per share                        2,500,000        2,500                   -            -

Net Loss for the year ended
 December 31, 2000                                            -            -                   -     (164,088)
                                                    ------------   ------------       ------------  -----------

Balance on December 31, 2000                         11,415,632       11,416             731,598     (819,008)

February 1, 2001 - shares issued
   for exercise of option agreement
   for remaining interest in
   subsidiary at $.001 per share                      2,045,455        2,045                  -             -




   The accompanying notes are an integral part of these financial statements

                            LSI Communications, Inc.
           Consolidated Statements of Stockholders' Equity (Continued)
                From December 31, 1998 through December 31, 2001

June 20, 2001 - shares issued for
   notes payable at $.02 per share                    1,000,000        1,000               19,000           -

July 17, 2001 - shares issued for
   motion picture rights at $.07
   per share                                          2,800,000        2,800              193,200           -

July 30, 2001 - shares issued for
   licenses at $.03 per share                         3,000,000        3,000               87,000           -

November 8, 2001 - shares issued
   for cash at $.007 per share                        26,250,000       26,250             148,750            -

Net income for the year ended
   December 31, 2001                                  -                -                      -          (496,966)
                                        ----------------          -------------      ------------  --------------

Balance December 31, 2001                    46,511,087         $  46,511           $ 1,179,548     $  (1,315,974)
                                        ================          =============      ============  ==============


   The accompanying notes are an integral part of these financial statements

                            LSI Communications, Inc.
                      Consolidated Statements of Cash Flows
                                                             Year Ended
                                                            December 31,
                                                        2001             2000
                                                    -------------    -----------
Cash Flows From Operating Activities
Net income (loss)                              $     (496,966)    $  (164,088)
Non-cash items:
   Depreciation & amortization                         15,502          18,083
   Bad Debt                                                 -           8,526
   Gain on sale of assets                             329,915               -
(Increase)/decrease in current assets:
  (net of acquisition)
   Accounts receivable                                 29,254          37,650
   Inventory                                              327          (6,899)
   Deposits                                            24,476         (26,500)
   Other receivables                                   (7,139)              -
Increase/(decrease) in current liabilities:
   Bank overdraft                                       5,287               -
   Accounts payable                                    52,438          13,432
   Accrued expenses                                    10,238           6,859
   Deferred revenues                                      -            (1,962)
   Deferred compensation                              (91,000)              -
                                                 ------------       -----------
     Net Cash Provided (Used)
      by Operating Activities                        (127,668)         (114,899)
                                                 ------------       -----------

Cash Flows from Investing Activities
  Cash paid for property, equipment
     and software technology                                -           (22,723)
  Cash received from note receivable                        -           226,800
  Cash received from sale of equipment                 24,125                 -
                                                 ------------       ------------
     Net Cash Provided (Used)
      by Investing Activities                          24,125           204,077
                                                 ------------       ------------

Cash Flows from Financing Activities
  Proceeds from issuance of common stock               94,139                 -
  Proceeds from long term debt                         18,687                 -
  Principal payments on long-term debt                (14,553)         (102,301)
                                                 ------------       ------------
     Net Cash Provided (Used)
      by Financing Activities                          98,273          (102,301)
                                                 ------------       ------------

    Increase/(decrease) in Cash                        (5,270)          (13,123)

Cash and Cash Equivalents
  at Beginning of Period                                5,270            18,393
                                                 ------------       ------------

Cash and Cash Equivalents
  at End of Period                               $         -        $     5,270
                                                 ============       ============



   The accompanying notes are an integral part of these financial statements

                            LSI Communications, Inc.
                      Consolidated Statements of Cash Flows
                                   (continued)

                                                             Year Ended
                                                            December 31,
                                                         2001           2000
                                                       ---------      ---------

Supplemental Cash Flow Information:

  Cash paid for interest                               $  9,515     $   14,230
  Cash paid for income taxes                           $   -        $     -

Non-Cash Investing Activities:

   In 2001, the Company issued 2,045,455 shares of common stock for remaining 15% of the outstanding common stock of Coaching Institute, Inc.

   In 2001, the Company issued 1,000,000 shares of common stock for a notes payable valued at $20,000.

   In 2001, the Company issued 2,800,000 shares of common stock for licenses valued at $90,000.

   In 2001, the Company issued 3,000,000 shares of common stock for motion pictures valued at $196,000.

   In 2000, the Company issued 2,500,000 shares of common stock for 15% of the outstanding common stock of Warever.



   The accompanying notes are an integral part of these financial statements

                            LSI Communications, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


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

  Warever was in the business of developing, programming, selling and marketing a computer software package named Action Plus, a management assistance software tool.

  The acquisition was recorded as a reverse acquisition, with Warever being the accounting survivor.

              In June 2001, the Company sold 100% of its interest in Warever. The Company exchanged all of the outstanding shares of common stock of Warever for 175,000 shares of common stock of a public company valued at $866,250. The Company recognized a gain on the sale of $865,485.

  On June 21, 1999, the Company entered into a Plan of Acquisition with Coaching Institute, Inc., a Utah corporation, wherein the Company issued 2,500,000 shares of common stock for 85,000 shares, 85%, of the outstanding common stock of Coaching Institute, Inc. The agreement provides for the Company to receive options to acquire the remaining 15% of the issued and outstanding stock of Coaching Institute, Inc. In exchange for 2,045,455 shares of the Company's common stock. In February 1, 2001, the Company exercised its option by issuing 2,045,455 shares of its common stock valued at $2,045. After the acquisition, both companies were surviving with Coaching Institute, Inc. being a wholly-owned subsidiary of LSI Communications, Inc.

  a.          Organization (continued)

  The acquisition of Coaching Institute, Inc. was recorded using the purchase method of a business combination. Operating activities have been included from Coaching Institute in the consolidated financials since June 21, 1999. Due to the common ownership of Coaching and LSI, the Company valued the acquisition of Coaching Institute at historical cost which was $34,728.

              In November 2001, the Company sold the assets and liabilities of Coaching Institute, Inc. to a major shareholder. The Company recognized a loss on the sale of $574,236.

  b.          Recognition of Revenue

  The Company recognizes income and expenses on the accrual basis of accounting.

  c.          Earnings (Loss) Per Share

              The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                                     Income(loss)       Shares         Per-Share
                                                     (Numerator)     (Denominator)      Amount
                                                    --------------   -------------    -----------

           For the year ended December 31, 2001:
              Basic EPS
              Income (loss) to common
              stockholders                         $   (496,966)        20,582,299   $        (.02)
                                                   =============    ==============   ==============

           For the year ended December 31, 2000:
              Basic EPS
              Income (loss) to common
              stockholders                         $  (164,088)          11,207,299  $        (.02)
                                                   ============     ===============  ==============


d.            Provision for Income Taxes

  No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $1,300,000 that will be offset against future taxable income. These NOL carry forwards begin to expire in 2013. No tax benefit has been reported in the financial statements because the Company has not yet proven it can generate taxable income.

Deferred tax assets and the valuation account is as follows at December 31, 2001 and 2000:

                                                    December 31,
                                               2001             2000
                                             ---------         --------
  Deferred tax asset:
              NOL carry forward           $   447,000         $ 278,000
              Valuation allowance            (447,000)         (278,000)
                                          -----------         ----------
  Total                                   $        -          $       -
                                          ===========         ==========

  e.          Cash and Cash Equivalents

  The company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

f.            Property and Equipment

  The Company review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended December 31, 2001 and 2000 is $15,502 and $18,083, respectively. The useful lives of assets is as follows:

              Computer Equipment                    3 to 5 years
              Furniture & Fixtures                       5 years
              Lease agreement                            5 years
              Automobile                                 5 years
              Software                                   3 years

                            LSI Communications, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - Summary of Significant Accounting Policies (Continued)

g.            Investments Available for Sale

              Management determines the appropriate classification of marketable equity security investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrestricted marketable equity securities have been classified as available for sale. Available for sale securities are carried at fair market value, with unrealized gains and losses, net of tax, reported as a net amount in accumulated comprehensive income. Realized gains and losses and declines in value judged to be other than temporary on available for sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in investment income

h.       Comprehensive Income (Loss)

              The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards of reporting and displaying comprehensive income and its components of net income and "accumulated comprehensive income" in a full set of general-purpose financial statements. "Accumulated Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity.

j.      Consolidation Policy

              The financial statements at December 31, 2001 include the books of LSI Communications, Inc., public shell company, the activity of Warever Corporation thru the date of the sale in June 2001 and the activity of Coaching Institute, Inc. thru the date of the spin-off in November 2001.
  The financial statements at December 31, 2000 include the books of all three companies for the entire year. All intercompany accounts and transactions have been eliminated in the consolidation.

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

NOTE 3 - Property & Equipment

     Property and equipment consists of the following at December 31, 2001 and 2000:

                                                  2001              2000
                                               -----------       ---------
 Computer equipment                             $      -         $  53,009
 Leased equipment                                      -            15,075
 Furniture and fixtures                                -            12,755
 Automobile                                            -            25,692
 Software technology                                   -               916
                                                ----------       ----------
                                                       -           107,447
 Less: Accumulated depreciation - equipment            -           (35,636)
       Accumulated depreciation - leased equipment     -           (15,075)
                                                ----------       ----------

 Total Property & Equipment                    $       -         $  56,736
                                                ==========       ==========

NOTE 4 - Long-Term Liabilities

              Long Term Liabilities are detailed in the following schedules as of December 31, 2001 and 2000:

     Note payable-related party is detailed as follows:

                                                          December 31
                                                     2001             2000
                                                  ----------        -----------
  Note  payable to a relative of an officer
  of the  Company,  bears  interest at
  12%, with principal due April 1999,
  unsecured note                                  $       -        $   3,134

  Note  payable to a relative of an officer
  of the Company, bears interest at
  9.75% payments due monthly of $1,286
  through April 1, 2002, unsecured                        -           20,740

  Note Payable to a relative of an officer
  of the Company, bears interest at 9.75%
  with principal of $100,000 due at
  August 1, 2001, unsecured                               -           80,000
                                                   ----------       ----------

  Total Notes Payable - Related Party                     -          103,874
                                                   ----------       ----------

                            LSI Communications, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 4 - Long-Term Liabilities (Continued)


Note payable is detailed as follows:

                                                                       December 31
                                                                 2001                2000
                                                              ----------           ---------

 Note payable to an individual,  bears interest at 9.75%
  payments due monthly of $1,286 through
  April 1, 2002, unsecured                                     $   740            $     -

  Note Payable to an individual, bears interest at 9.75%
  with principal of $80,000 due at
  August 1, 2002, unsecured                                     80,000                  -

  Total Notes Payable                                           80,740                  -

Capital lease obligations are detailed as follows:

 Lease obligation to a corporation, bears interest
 at 8.75%, secured by automobile, payments due
 monthly of $614 through August 2004                                 -             23,472

Total Capital Lease Obligations                                      -             23,472

Total Long Term Liabilities                                          -            127,346

  Less current portion of:
       Notes payable - related party                                 -             97,157
       Notes payable                                            80,740                  -
       Capital lease obligations                                     -              5,529
  Total current portion                                         80,740            102,686

  Net Long Term Liabilities                                  $       -         $   24,660
                                                            ===========        ===========


                            LSI Communications, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 5 - Use of Estimates in the Preparation of Financial Statements

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


NOTE 6 - Fair Value of Financial Statements

  Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments. The Company has no investments in derivative financial instruments.