Form 10QSB
period 2002-03-31
PEREGRINE INC
filed 2002-06-05
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

                         Commission File Number 0-30786

                                 PEREGRINE, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                                84-1212629
------------------------------                           -----------------------
(State or other jurisdiction of                              (IRS Employer
 Incorporation or Organization)                             Identification No.)

                              8200 E. PACIFIC PLACE
                                    SUITE 204
                                DENVER, CO 80232
                     ---------------------------------------
                    (Address of Principal Executive offices)

          Registrant's telephone number, with area code: (303) 337-4811

Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                              Outstanding at March 31, 2002
----------------                        ------------------------------
Class A common                                   19,331,456

                       PEREGRINE CONTROL TECHNOLOGIES,INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheet as of March 31, 2002
         and December 31, 2001 (audited)                                  3

         Condensed consolidated statements of operations for the
         three month periods ended March 31, 2002 and 2001                4

         Condensed consolidated statements of cash flows for the
         three month periods ended March 31, 2002 and 2001                5

         Notes to condensed consolidated financial statements           6-8

Item 2   Management's discussion and analysis of financial
         condition or Plan of Operation                                9-10

                            PART II
                       OTHER INFORMATION

Item 1   Legal proceedings                                               11

Item 2   Changes in securities and use of proceeds                       11

Item 3   Defaults upon senior securities                                 11

Item 4   Submission of matters to a vote of securities holders           11

Item 5   Other information                                               11

Item 6   Exhibits and Reports on Form 8-K                                11

                                 PEREGRINE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2002

                ASSETS

                                                        March 31,      December 31,
                                                          2002             2001
                                                      ------------     -----------
                                                      (Unaudited)

Current assets
     Cash and cash equivalents                        $     20,599     $     30,311
     Accounts receivable                                    22,401           10,857
     Inventories                                            66,581           66,581
                                                      ------------     ------------
Total current assets                                       109,581          107,749
                                                      ------------     ------------

Furniture, fixtures and equipment, net                      17,083           19,017
                                                      ------------     ------------

Other assets, net                                          280,948          309,131
                                                      ------------     ------------

                                                      $    407,612     $    435,897
                                                      ============     ============

    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                 $    332,624     $    285,294
     Accrued expenses                                       98,663           88,328
     Lines of credit
       Related parties                                      36,943           49,267
       Others                                               70,431           66,102
     Notes payable:
       Related parties                                     189,736          304,482
       Others                                              189,434           98,000
                                                       -----------      -----------
              Total liabilities, all current               917,831          891,473
                                                       -----------      -----------

Commitments and contingencies (Note 4)

Stockholders' deficit (Notes 2 and 3)
     Preferred stock; $0.001 par value; 5,000,000
       shares authorized:
       None issued and outstanding
     Common stock;$0.001 par value; 50,000,000
       shares authorized:
       19,331,456 issued and outstanding                    19,331           14,681
     Additional paid-in capital                          3,295,190        3,169,840
     Deferred compensation cost                         (1,037,500)      (1,556,250)
     Receivable from shareholder                          (118,629)        (118,629)
     Accumulated deficit                                (2,668,611)      (1,965,218)
                                                      ------------     -------------
              Total stockholders' deficit                 (510,219)        (455,576)
                                                      ------------     -------------

                                                      $    407,612     $    435,897
                                                      ============     ============

                                 PEREGRINE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                 Three months ended March  31,
                                                     2002             2001
                                                -------------     -------------

Product sales, net                              $      46,284     $      16,530
Airtime sales, net                                     70,226
                                                -------------     -------------

Total sales                                           116,510            16,530
                                                -------------     -------------

Cost goods sold                                        30,663            19,836
Cost of airtime sold                                   41,117
                                                -------------     -------------

Total cost of sales                                    71,780            19,836
                                                -------------     -------------

Gross profit                                           44,730            (3,306)

Selling, general and administrative expenses          740,068           132,838
                                                -------------     -------------

Loss from operations                                 (695,338)         (136,144)

Interest expense:
     Related parties                                    5,095            41,750
     Other                                              2,960            31,150
                                                -------------     -------------

Net loss                                        $    (703,393)    $    (209,044)
                                                =============     =============

Net loss per common share:
     Basic and diluted                          $       (.04)     $        (.02)
                                                =============     =============

Weighted average number of common shares
     outstanding -    basic and diluted            19,331,456        12,756,541
                                                =============     =============

                                 PEREGRINE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                              March 31,       March 31,
                                                                2002            2001
                                                            -------------    -----------

Cash flows from operating activities:
     Net loss                                                $  (703,393)    $ (209,044)
                                                             -----------     ----------
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                              30,117         23,992
       Stock issued for services                                                  8,000
       Stock and options issued for interest expense                             60,000
       Amortization of deferred compensation                     518,750
     Changes in assets and liabilities, net of business
      acquisitions:
           Accounts receivable                                   (11,544)         1,119
           Inventories                                                 0        (53,216)
           Accounts payable                                       47,330         93,730
           Accrued expenses                                       10,335           (373)
                                                             -----------     -----------

Total adjustments                                                594,988        109,260
                                                             -----------     ----------

Net cash used in operating activities                           (108,405)       (99,784)
                                                             -----------     ----------

Cash flows from investing activities:
     Purchases of furniture, fixtures and equipment                    0              0
     Deposit                                                           0              0
                                                             -----------     ----------

Net cash used in investing activities                                  0              0
                                                             -----------     ----------

Cash flows from financing activities:
     Payments on notes payable, related parties                 (114,746)             0
     Proceeds from notes payable, other                           91,434         82,000
     Net payments on line of credit, related party               (12,324)             0
Net advances on lines of credit, others                            4,329              0
     Advances to stockholder                                           0         (4,100)
     Net proceeds from issuance of common stock                  130,000              0
                                                             -----------     ----------

Net cash provided by financing activities                         98,693         77,900
                                                             -----------     ----------

Net increase in cash                                              (9,712)       (21,884)
Cash, beginning of year                                           30,311         23,714
                                                             -----------     ----------

Cash, end of year                                            $    20,599     $    1,830
                                                             ===========     ==========


                                 PEREGRINE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
Basis of presentation:

     The unaudited consolidated financial statements of Peregrine Control Technologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2001 Form 10-KSB.

     Inthe opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at March 31, 2002 and the condensed consolidated results of operations and cash flows for the three month periods ended, March 31, 2002.

2.   Related party transactions:

     Directors' fees:

     InOctober 2001, the Company issued an aggregate of 850,000 shares of the Company's common stock to its outside directors for their services. At the date of commitment, the total compensation cost was calculated to be $850,000, which is to be recognized over the one-year term of the agreement. Additionally, each director is entitled to receive options to purchase 36,000 shares of the Company's common stock for each year of service provided.

     Employment agreements:

     InSeptember 2001, in connection with the acquisition of Vacation Communication, Inc. the Company entered into three employment agreements with the two sellers and another employee. One of the sellers became the Company's chief information officer and a director. The agreement with the Company's chief information officer and a director calls for annual salary of $25,000 through February 2005. The agreements with the other seller and employee call for annual salaries of $25,000 and $27,000, respectively. In addition, the agreements provide for covenants-not-to-compete for a period of one year following separation from the Company.

                                PEREGRINE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

2.   Related party transactions (continued):

     Employment agreements (continued):

     InDecember 2001, the Company entered into an employment agreement with its president / chief executive officer. The agreement calls for annual salary of $150,000 and granted options to purchase 450,000 shares of the Company's common stock at $1.00 per share, which was the estimated market value at the date of commitment. Additionally, under the agreement to Company is obligated to repay an outstanding loan of the president totaling approximately $34,000. In addition, the agreement provides for a covenant-not-to-compete for a period of one year following separation from the Company.

     InDecember 2001, the Company entered into an employment agreement with an individual to be its chief financial officer. The agreement calls for annual salary of $120,000 and granted options to purchase 400,000 shares of the Company's common stock at $1.00 per share, which was the estimated market value at the date of commitment. In addition, the agreement provides for a covenant-not-to-compete for a period of one year following separation from the Company. Subsequent to year end the individual and the Company terminated their agreement. Management does not believe there are any amounts owing to the individual under the agreement at December 31, 2001.

     InDecember 2001, the Company entered into an employment agreement with its chief technical officer. The agreement calls for annual salary of $90,000 and granted options to purchase 150,000 shares of the Company's common stock at $1.00 per share, which was the estimated market value at the date of commitment. In addition, the agreement provides for a covenant-not-to-compete for a period of one year following separation from the Company.

     InDecember 2001, the Company entered into an employment agreement with its vice president of marketing. The agreement calls for annual salary of $75,000 and granted options to purchase 150,000 shares of the Company's common stock at $1.00 per share, which was the estimated market value at the date of commitment. In addition, the agreement provides for a covenant-not-to-compete for a period of one year following separation from the Company.

3.   Stock transactions:

     InJanuary 2002, the Company received $10,000 and issued 10,000 shares of its Class A common stock at $1.00 per share, which was equal to the closing market price on the agreement date.

     InFebruary 2002, the Company received $20,000 and issued 20,000 shares of its Class A common stock at $1.00 per share, which was equal to the closing market price on the agreement date.

     InMarch 2002, the Company received $100,000 and issued 100,000 shares of its Class A common stock at $1.00 per share, which was equal to the closing market price on the agreement date.

                                 PEREGRINE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


4.   Commitments and contingencies:

     Leases:

     The Company leases office and warehouse space under a month-to-month operating lease. Rent expense incurred for the years ended December 31, 2001 and 2000 was approximately $26,960 and $18,600, respectively.

     Loan guarantee:

     A stockholder / family member has a $50,000 line of credit with a bank. Borrowings under the line of credit bear interest the bank's prime rate (5% at December 31, 2001); interest due monthly. The line of credit matures in June 2002 and is guaranteed by the Company. The outstanding balance on this line of credit at December 31, 2001 was $49,267.

5.   Major customers and business segments:

     During the three months ended March 31, 2002, the Company's one largest customers accounted for approximately 44% of sales, all from the carrying case business. During the three months ended March 31, 2001, the same customer accounted for approximately 62% of sales, all from the carrying case business.

Item 2. Management Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Discussions and information in this document, which are not historical facts, should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from increased sales, and the business prospects or any other aspect of Peregrine Control Technologies, Inc., actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Peregrine Control Technologies, Inc. has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. Differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles for interim financial information.


The Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2002

Net sales for the three-month period ended March 31, 2002 were $116,510, an increase of 99,980 or 604.8% from the $16,530 for the corresponding period of the prior year. This increase consits of an increase of $29,754 or 180% in product sales and the addition of $70,226 in airtime sales. There were no sales of airtime in the prior period.

Cost of goods sold  increased  by  $51,944  or 261.9% to  $71,780  for the three months ended March 31, 2002 from $19,836 for the corresponding period of the prior year. This increase reflected an increase of $10,827 or 54.6% in product sale and the addition of $41,117 in costs of airtime sales. Gross profit margins as equipment sales were 33.75% for the three months ended March 31, 2002 compared to a negative 20% for the corresponding period of the prior year. This increase in margin resulted from the Company being able to purchase in volume at reduced rates during the quarterly period ended March 31, 2002. The gross margin on airtime sold was 41.45%.

Selling, general and administrative expenses for the three-months ended March 31, 2002 increased by $607,230 or 457% to $740,068 from $132,838 for the three-month period March 31, 2001. The increase is primarily due to the amortization of deferred compensation which totaled $518,750 for the three months ended March 31, 2002. Without the amortization of the deferred compensation costs, selling general and administrative epenses would have increased by $88,480 or 66.6% principally because of increased staffing and increased professional fees.

Interest expense decreased by $64,845 or 88.9% to $8,055 for the three months ended March 31, 2002 from 72,900 for the corresponding period of the prior year. This decrease resulted from reduced borrowings as a portion of the Company's debt was converted into common stock.

The net loss from continuing operations for the three-month period ended March 31, 2002 was $703,393 compared to $209,044 for the three-month period ended March 31, 2001. The increase in net operating loss is attributable to increased selling, general and administrative expense, principally the amortization of deferred compensation costs which was partially offset by higher gross profit and reduced interest expense.

Liquidity and Capital Resources

The Company's financial statements for the three months ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2002, the Company reported a net loss of $703,393 and has a stockholders' deficit of $510,219. In addition, the Company had cash of $20,599 but a current account deficit of $808,250. This compares with cash of $30,311 and a current deficit of $783,724 at March 31, 2001. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2001 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the first quarter of 2002, besides using receipts from normal operations, the Company was able to meet its financial obligations by borrowing monies from non-related parties of $95,783 and by issuing stock for $130,000 to satisfy accounts payable and for services.

As indicated in the Company's most recent financial statements available herein, the Company continues to be cash flow negative from operations. We are hopeful that a pending private placement of our shares, together with the improved sales and lower costs will put us into a positive cash flow position by third quarter 2002. However, there can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal. If unable to close on the Louisiana clinics as planned, the Company intends to fund its capital requirements either by debt or equity funding. If the Company is unable to consummate any of these sales or borrowings, it will realize significant adverse impacts on its operations.

For the three months ended March 31, 2002, the Company used $108,405 in its operating activities, or slightly higher than the $99, 784 used in its operating activities for the three months ended March 31, 2001. This increase resulted because of net changes in the current accounts.

The Company has no cash flows from investing activities for either the three months ended March 31, 2002 or March 31, 2001.

For the three months ended March 31, 2002, the Company had cash flows from financing activities totalling $98,693 compared to $77,900 for the corresponding period of the prior year. During the current period the Company had a net repayment of loans of $31,307 and received proceeds from the sale of shares totalling $130,000. All of the proceeds for the prior period were from the issuance of promissory notes.

                           PART II - OTHER INFORMATION



Item 1   Legal proceedings

         None.

Item 2   Changes in securities and use of proceeds

         None.

Item 3   Defaults upon senior securities

         None

Item 4   Submission of matters to a vote of securities holders

On April 29, 2002, the Company elected new directors, ratified its selection of verifying accountants and voted to charge the corporate name.

Item 5   Other information

         None

Item 6   Exhibits and Reports

A Form 8-K dated February 1, 2002 reporting the acquisition of Peregrine Control Technologies, Inc.



                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     Peregrine, Inc.



Date: June 5, 2002                                   By: /s/ Steven Jacobson
                                                     ---------------------------
                                                     Steven Jacobson
                                                     Chief Executive Officer

Date: June 5, 2002                                   By:/s/ Myron Anduri
                                                      --------------------------
                                                     Myron Anduri
                                                     Chief Financial Officer