Form 10QSB/A
period 2002-03-31
PEREGRINE INC
filed 2002-06-25
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

                                   (MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF The Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF The Securities
         Exchange Act of 1934

                         Commission File Number 0-30786

                                 PEREGRINE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                           87-0627349
-------------------------------                         ------------------------
(State or other jurisdiction of                              (IRS Employer
Incorporation or Organization)                             Identification No.)

                              8200 E. PACIFIC PLACE
                                    SUITE 204
                                DENVER, CO 80232
                     --------------------------------------
                    (Address of Principal Executive offices)

          Registrant's telephone number, with area code: (303) 337-4811

     Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

       Class                                         Outstanding at May 31, 2002
   --------------                                    ---------------------------
       Common                                                 19,511,456

                                 PEREGRINE, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed consolidated balance sheet as of March 31, 2002         3

        Condensed consolidated statements of operations for the
        three month periods ended March 31, 2002 and 2001                 4

        Condensed consolidated statement of changes in stockholders'
        deficit for the three month period ended March 31, 2002           5

        Condensed consolidated statements of cash flows for the
        three month periods ended March 31, 2002 and 2001                 6

        Notes to condensed consolidated financial statements            7-8

Item 2  Management's Discussion and Analysis or Plan of Operation      9-11

                           PART II
                      OTHER INFORMATION

Item 1  Legal proceedings                                                12

Item 2  Changes in securities and use of proceeds                        12

Item 3  Defaults upon senior securities                                  12

Item 4  Submission of matters to a vote of securities holders            12

Item 5  Other information                                                12

Item 6  Exhibits and Reports on Form 8-K                                 12

                                 PEREGRINE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2002

                      ASSETS

Current assets:
     Cash                                                   $      20,599
     Accounts receivable                                           22,401
     Inventories                                                   71,788
                                                            -------------
              Total current assets                                114,788
                                                            -------------

Furniture, fixtures and equipment, net                             17,083
Intangible assets, net                                            280,948
                                                            -------------

                                                                  298,031
                                                            -------------
                                                            $     412,819
                                                            =============
      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Lines of credit:
       Related party                                        $      49,681
       Others                                                      62,184
     Notes payable:
       Related parties                                            286,481
       Others                                                      98,000
     Accounts payable                                             297,822
     Accrued expenses                                              93,662
                                                            -------------

              Total liabilities (all current)                     887,830
                                                            -------------


Stockholders' deficit (Notes 1 and 3):
     Preferred stock; $0.001 par value; 5,000,000 shares
       authorized; none issued and outstanding
     Common stock; $0.001 par value; 50,000,000 shares
       authorized; 19,461,456 issued and outstanding               19,461
     Additional paid-in capital                                 3,295,060
     Accumulated deficit                                       (2,633,403)
     Deferred compensation costs                               (1,037,500)
     Receivable from stockholder                                 (118,629)
                                                            -------------

              Total stockholders' deficit                        (475,011)
                                                            -------------

                                                            $     412,819
                                                            =============

            See Notes to condensed consolidated financial statements

                                 PEREGRINE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                Three months ended March  31,
                                                    2002            2001
                                                 -----------     ----------

Product sales, net                             $     46,284     $      16,530
Airtime sales, net                                   70,226
                                               ------------     -------------

                                                    116,510            16,530
                                               ------------     -------------

Cost of goods sold                                   25,455            19,836
Cost of airtime sold                                 41,117
                                               ------------     -------------

                                                     66,572            19,836
                                               ------------     -------------

Gross profit                                         49,938            (3,306)

Selling, general and administrative expenses        710,068           132,838
                                               ------------     -------------

Loss from operations                               (660,130)         (136,144)
                                               ------------     -------------

Interest expense:
     Related parties                                  5,095            41,750
     Other                                            2,960            31,150
                                               ------------     -------------

                                                      8,055            72,900
                                               ------------     -------------

Net loss                                       $   (668,185)    $    (209,044)
                                               ============     =============

Net loss per common share:
     Basic and diluted                         $     (0.04)     $      (0.02)
                                               ===========      ============

Weighted average number of common shares
     outstanding -    basic and diluted          17,796,923        10,368,889
                                               ============     =============

            See Notes to condensed consolidated financial statements

                                 PEREGRINE, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                              DEFICIT (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002



                                  Common stock              Additional                    Deferred       Receivable
                           ----------------------------      paid-in      Accumulated   compensation        from       Stockholders'
                             Shares           Amount         capital       deficit         cost          stockholder      deficit
                           -----------    -------------    ------------  -------------   --------        ------------  -------------

Balances, January 1,
  2002                      14,731,200    $    14,731     $ 3,169,790    $ (1,965,218)  $(1,556,250)    $  (118,629)   $ (455,576)

Common stock issued
  for cash                     130,000            130         129,870                                                     130,000

Amortization of deferred
  compensation cost                                                                         518,750                       518,750

Common stock retained by
   stockholders LSI
   Communications, Inc at
   date of reverse
   acquisition              4,600,256          4,600          (4,600)

Net loss                                                                     (668,185)                                   (668,185)
                          -------------    -------------    -----------    ------------   -------------  -------------  -----------

Balances, March 31,2002     19,461,456    $     19,461    $  3,295,060    $ (2,633,403)  $  (1,037,500) $    (118,629) $ (475,011)
                          =============    =============    ===========    ============   =============  =============  ===========


            See Notes to condensed consolidated financial statements

                                 PEREGRINE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                            Three months ended March 31,
                                                              2002                 2001
                                                           ------------         ----------


Net cash used in operating activities                      $ (118,208)        $   (99,784)
                                                           -----------          ----------

Cash flows from financing activities:
     Payments on notes payable, related parties               (25,000)
     Proceeds from notes payable, related parties               7,000
     Proceeds from notes payable, other                                             75,000
     Payments on notes payable, other                                              (25,000)
     Proceeds from line of credit, related party                  414               12,000
     Net (payments) advances on lines of credit, others        (3,918)              20,000
     Advances to stockholder                                                        (4,100)
     Net proceeds from the sale of common stock               130,000
                                                           -----------          -----------

Net cash provided by financing activities                     108,496               77,900
                                                           -----------          -----------

Net decrease in cash                                           (9,712)             (21,884)
Cash, beginning                                                30,311               23,714
                                                           -----------          -----------

Cash, ending                                              $    20,599          $     1,830
                                                           ===========          ===========

Supplemental disclosures of cash flow information:
     Cash paid for interest                               $     2,103          $     3,165
                                                           ===========          ===========

Supplemental disclosure of non-cash investing and financing activities:

     Series A, 7% convertible preferred stock
       issued in satisfaction of notes payable                                  $   432,600
                                                                                ============



            See Notes to condensed consolidated financial statements

                                 PEREGRINE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

1.   Basis of presentation:

     In November 2001, Peregrine, Inc. (the "Company"), formerly known as LSI Communications, Inc. sold the assets and liabilities of its investment in a majority owned subsidiary to a major stockholder. On February 1, 2002, the Company acquired Peregrine Control Technologies, Inc. ("PCT") a Colorado company. The transaction represents a reverse acquisition of the Company by PCT, since PCT owns approximately 76% of the post acquisition shares of the consolidated entity immediately after the completion of the transaction. At the date of the transaction, the Company was a shell company with no net assets. For accounting purposes, the acquisition was treated as an acquisition of the Company by PCT and a recapitalization of PCT. The historical stockholders' deficit of PCT has not been retroactively restated since the shares exchanged in the transaction were on a one-for-one basis. The accompanying condensed consolidated financial statements include the accounts of Peregrine, Inc., and its subsidiary PCT.

     Interim financial statements:

     The condensed consolidated financial statements of the Company and subsidiary for the three month periods ended March 31, 2002 and 2001, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at March 31, 2002 and the condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2002 and 2001, and the statement of changes in stockholders' deficit for the three months ended March 31, 2002.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2001 filed with the Securities and Exchange Commission (the "SEC"), and the Company's Form 8-K/A filed with the SEC on June 4, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     Going concern, results of operations and management's plans:

     The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit and working capital deficiency of $475,011 and $773,042, respectively, as of March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

     1.   Raising working capital through additional borrowings.
     2. Raising equity funding through sales of the Company's common stock or preferred stock.
     3.   Development of new designs and markets for the Company's products.

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.   Related party transactions:

     During the three months ended March 31, 2002, the Company issued a note payable to a family member of the Company's chief executive officer in exchange for cash of $7,000. The note is non-interest bearing and is due on demand. During the same period, the Company repaid $25,000 on a related party note payable.

3.   Stock transactions:

     During the three month period ended March 31, 2002, the Company received $130,000 in exchange for 130,000 shares of its common stock. Subsequent to March 31, 2002, the Company received an additional $50,000 in exchange for 50,000 shares of its common stock.

4.   Major customers and business segments:

     During the three months ended March 31, 2002, the Company's two largest customers accounted for approximately 54% and 20% of sales, all from product sales. During the three months ended March 31, 2001, no customer accounted for 10% or more of sales.

     The Company operates in two business segments: sales of control devices that can turn electrical devices on and off utilizing paging technology and sales of wireless paging airtime. The Company evaluates performance based on operating earnings of the respective business units. For the three months ended March 31, 2001, the Company operated in only the control device segment.

     During the three months ended March 31, 2002 the segment results were as follows:

                                        Control        Paging
                                        devices        airtime        Total
                                      ------------    ---------     ----------
              Revenues                $    46,300    $   70,200     $ 116,500
              Segment operating loss     (634,600)      (25,500)     (660,100)
              Total assets                111,500       301,300       412,800

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Discussions and information in this document, which are not historical facts, should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from increased sales, and the business prospects or any other aspect of Peregrine, Inc. actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Peregrine, Inc. has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. Differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein which are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.


The Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Net sales for the three month period ended March 31, 2002 were $116,510, an increase of $99,980 or 605% from the $16,530 for the corresponding period of the prior year. This increase consists of an increase of $29,754 or 180% in product sales and the addition of $70,226 in airtime sales. There were no sales of airtime in the prior period.

Cost of goods sold increased by $46,736 or 236% to $66,572 for the three months ended March 31, 2002 from $19,836 for the corresponding period of the prior year. This increase reflected an increase of $5,619 or 28% in product sales and the addition of $41,117 in costs of airtime sales. Gross profit margins on equipment sales were 45% for the three months ended March 31, 2002 compared to a negative 20% for the corresponding period of the prior year. This increase in margin resulted from the Company being able to purchase in volume at reduced rates during the quarterly period ended March 31, 2002. The gross margin on airtime sold was 41%.

Selling, general and administrative expenses for the three months ended March 31, 2002 increased by $577,230 or 436% to $710,068 from $132,838 for the three month period March 31, 2001. The increase is primarily due to the amortization of deferred compensation, which totaled $518,750 for the three months ended March 31, 2002. Without the amortization of the deferred compensation costs, selling general and administrative expenses would have increased by $58,480, or 44%, principally because of increased staffing and increased professional fees.

Interest expense decreased by $64,845, or 89% to $8,055 for the three months ended March 31, 2002 from $72,900 for the corresponding period of the prior year. This decrease resulted from reduced borrowings, as a portion of the Company's debt was converted into common stock.

The net loss for the three month period ended March 31, 2002 was $668,185 compared to $209,044 for the three month period ended March 31, 2001. The increase in net loss is attributable to increased selling, general and administrative expense, principally the amortization of deferred compensation costs which was partially offset by higher gross profit and reduced interest expense.

Liquidity and Capital Resources

The Company's financial statements for the three months ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2002, the Company reported a net loss of $668,185 and has a stockholders' deficit of $475,011. In addition, the Company had cash of $20,599 but a working capital deficiency of $773,042. This compares with cash of $30,311 and a working capital deficiency of $783,724 at March 31, 2001. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2001 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the first quarter of 2002, besides using receipts from normal operations, the Company was able to meet its financial obligations by borrowing monies from a related party of $7,000 and by issuing 130,000 shares of common stock in exchange for $130,000.

The Company continues to be cash flow negative from operations. Management expects that with improved sales and lower costs the Company will be cash flow positive by the third quarter of 2002. However, there can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal.

For the three months ended March 31, 2002, the Company used $118,208 in its operating activities, compared to $99,784 used in its operating activities for the three months ended March 31, 2001. Although the Company generated a net loss of $668,185, non-cash depreciation and amortization of deferred compensation costs resulted in cash used in operations of $118,208.

The Company had no cash flows from investing activities for either the three months ended March 31, 2002 or March 31, 2001.

For the three months ended March 31, 2002, the Company had net cash flows from financing activities totaling $108,496 compared to $77,900 for the corresponding period of the prior year. During the current period the Company had a net repayment of loans of $28,918 and received proceeds from the sale of common stock totaling $130,000. All of the proceeds for the prior period were from the issuance of promissory notes.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following are some of the more critical accounting policies that currently affect our financial condition and results of operations:


o        intangible assets
o        stock based compensation

Intangible assets

Intangible assets include patent costs, a non-compete agreement and a customer base, and are stated at cost. Amortization is provided by use of the straight-line method over the estimated lives as follows:

                  Patents                                     Ten years
                  Customer base                               Three years
                  Non-compete agreement                       One year

Stock based compensation

SFAS No. 123, Accounting for Stock-Based Compensation defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                           PART II - OTHER INFORMATION



Item 1   Legal proceedings

         None.

Item 2   Changes in securities and use of proceeds

         None.

Item 3   Defaults upon senior securities

         None

Item 4   Submission of matters to a vote of securities holders

         On April 29, 2002, the Company elected new directors, ratified its selection of verifying accountants and voted to change the corporate name.

Item 5   Other information

         None

Item 6   Exhibits and Reports

         A Form 8-K, dated February 1, 2002, reporting the acquisition of Peregrine Control Technologies, Inc.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              Peregrine, Inc.
                                              (Registrant)


Date:  June 25, 2002                          By: /s/ Steven Jacobson
                                              -------------------------------
                                              Steven Jacobson
                                              Chief Executive Officer

Date:  June 25, 2002                          By: /s/ Myron Anduri
                                              -------------------------------
                                              Myron Anduri
                                              Chief Financial Officer