Form 10QSB/A
period 2002-06-30
PEREGRINE INC
filed 2002-08-19
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF The Securities Exchange Act of 1934

                         Commission File Number 0-30786

                             NIGHTHAWK SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                          87-0627349
--------------------------------                    ----------------------------
(State or other jurisdiction of                            (IRS Employer
 Incorporation or Organization)                          Identification No.)

                              8200 E. PACIFIC PLACE
                                    SUITE 204
                                DENVER, CO 80232
                    ----------------------------------------
                    (Address of Principal Executive offices)

                                 PEREGRINE, INC
                                ------------------
                                  (Former Name)

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

                          Yes   X         No
                              -----          ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class                                      Outstanding at August 13, 2002
------------------                               -------------------------------
   Common                                                  20,121,456

                             NIGHTHAWK SYSTEMS, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheet as of June 30, 2002           3

         Condensed consolidated statements of operations for the
         three and six months ended June 30, 2002 and 2001                  4

         Condensed consolidated statement of changes in stockholders'
         deficit for the six months ended June 30, 2002                     5

         Condensed consolidated statements of cash flows for the
         six months ended June 30, 2002 and 2001                            6

         Notes to condensed consolidated financial statements             7-9

Item 2   Management's Discussion and Analysis or Plan of Operation      10-12

                            PART II
                       OTHER INFORMATION

Item 1   Legal proceedings                                                 13

Item 2   Changes in securities and use of proceeds                         13

Item 3   Defaults upon senior securities                                   13

Item 4   Submission of matters to a vote of securities holders             13

Item 5   Other information                                                 13

Item 6   Exhibits and Reports on Form 8-K                                  13

    NIGHTHAWK SYSTEMS INC. (FORMERLY PEREGRINE, INC.)
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                      JUNE 30, 2002

                          ASSETS

Current assets:
Cash                                                    $   10,536
Accounts receivable                                         53,936
Inventories                                                 57,565
                                                         ----------
   Total current assets                                    122,037
                                                         ----------
Furniture, fixtures and equipment, net                      16,157
Intangible assets, net                                     224,393
                                                         ----------
                                                        $  362,587
                                                         ==========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Lines of credit:
     Related party                                      $   48,852
     Others                                                 59,444
Notes payable:
     Related party                                         277,981
     Others                                                118,000
Accounts payable                                           299,317
Accrued expenses                                           130,554
                                                         ----------
Total liabilities (all current)                            934,148
                                                         ----------
Stockholders' deficit (Notes 1 and 3):
   Preferred stock; $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding
   Common stock; $0.001 par value; 50,000,000 shares
authorized; 19,686,456 issued and outstanding               19,686
   Additional paid-in capital                            3,444,835
   Accumulated deficit                                  (3,397,783)
   Deferred compensation costs                            (518,750)
   Receivable from stockholder                            (119,549)
                                                         -----------
Total stockholders' deficit                               (571,561)
                                                         -----------
                                                        $  362,587
                                                         ===========

               NIGHTHAWK SYSTEMS, INC. (FORMERLY PEREGRINE, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                        Three months ended June 30,         Six months ended June 30,
                                         2002              2001              2002            2001
                                        ------            -------           ------          ------

Product sales, net                  $   114,117      $    18,796      $   160,402     $    35,327
Airtime sales, net                       36,955                           107,181
                                       ---------         --------        ---------       ---------
                                        151,072           18,796          267,583          35,327
                                       ---------         --------        ---------       ---------
Cost of goods sold                       67,235           22,556           92,691          42,392
Cost of airtime sold                     23,085                            64,202
                                       ---------         --------        ---------       ---------
                                         90,320           22,556          156,893          42,392
                                       ---------         --------        ---------       ---------
Gross profit                             60,752           (3,760)         110,690          (7,065)
Selling, general and administrative
   expenses                             807,351          186,482        1,517,419         319,320
                                       ---------         --------        ---------       ---------
Loss from operations                   (746,599)        (190,242)      (1,406,729)       (326,385)
                                       ---------         --------        ---------       ---------
Interest expense:
Related parties                          12,962            3,618           18,057          45,368
Other                                     4,819           11,524            7,779          42,674
                                       ---------         --------        ---------       ---------
                                         17,781           15,142           25,836          88,042
                                       ---------         --------        ---------       ---------
Net loss                            $  (764,380)     $  (205,384)     $(1,432,565)    $  (414,427)
                                       =========         ========       ==========       =========
Net loss per common share:
  Basic and diluted                 $     (0.04)     $     (0.02)     $     (0.08)    $     (0.04)
                                       =========         ========       ==========       =========
Weighted average number of
  common shares outstanding          19,529,423       11,195,196       18,667,959      10,780,457
                                     ===========      ===========      ===========      ==========

               NIGHTHAWK SYSTEMS, INC. (FORMERLY PEREGRINE, INC.)
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

                                                                                             Deferred     Receivable
                                     Common stock            Additional      Accumulated   compensation   from         Stockholders'
                                Shares        Amount     paid-in capital     deficit        cost          stockholder   deficit
                                -------      --------    ----------------   -----------    ------------   -----------  -------------

Balances, January 1,
2002                          14,731,200   $   14,731   $   3,169,790      $(1,965,218)   $(1,556,250)   $(118,629)   $  (455,576)

Common stock issued for cash     355,000          355         279,645                                                     280,000

Amortization of deferred
compensation cost                                                                           1,037,500                   1,037,500

Common stock retained by
stockholders

LSI Communications, Inc. at
date of reverse acquisition    4,600,256        4,600          (4,600)

Advances to stockholder                                                                                      (920)          (920)

Net loss                                                                   (1,432,565)                                (1,432,565)
                              -----------    ---------    ------------     -----------     ----------    ---------    -----------
Balances, June 30, 2002       19,686,456   $   19,686   $   3,444,835     $(3,397,783)    $ (518,750)   $(119,549)   $  (571,561)
                              ===========    =========    ============     ===========     ==========    =========    ===========

               NIGHTHAWK SYSTEMS, INC. (FORMERLY PEREGRINE, INC.)
      CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                        2002          2001
                                                       ------        ------

Net cash used in operating activities              $  (285,283)   $  (222,998)
                                                     ----------    -----------
Cash flows from financing activities:
Payments on notes payable, related parties             (75,500)
Proceeds from notes payable, related parties            49,000         12,000
Proceeds from notes payable, other                      30,000         75,000
Payments on notes payable, other                       (10,000)       (37,000)
Payments on line of credit, related party                 (414)
Net (payments) advances on lines of credit, others      (6,658)        18,411
Advances to stockholder                                   (920)       (35,050)
Net proceeds from the sale of common stock             280,000        176,685
                                                     ----------    -----------
et cash provided by financing activities               265,508        210,046
                                                     ----------    -----------
Net decrease in cash                                   (19,775)       (12,952)
Cash, beginning                                         30,311         23,714
                                                     ----------    -----------
Cash, ending                                       $    10,536    $    10,762
                                                     ==========    ===========
Supplemental disclosures of cash flow information:
Cash paid for interest                             $     9,242    $     7,270
                                                     ==========    ===========
Supplemental disclosure of non-cash investing and
financing activities:
Series A, 7% convertible preferred stock
issued in satisfaction of notes payable                           $   432,600
                                                                   ===========

               NIGHTHAWK SYSTEMS, INC. (FORMERLY PEREGRINE, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

1.   Basis of presentation:

     In November 2001, Nighthawk Systems, Inc. (the "Company"), formerly known as Peregrine, Inc. and LSI Communications, Inc. sold the assets and liabilities of its investment in a majority owned subsidiary to a major stockholder. On February 1, 2002, the Company acquired Peregrine Control Technologies, Inc. ("PCT") a Colorado company. The transaction represents a reverse acquisition of the Company by PCT, since PCT owns approximately 76% of the post acquisition shares of the consolidated entity immediately after the completion of the transaction. At the date of the transaction, the Company was a shell company with no net assets. For accounting purposes, the acquisition was treated as an acquisition of the Company by PCT and a recapitalization of PCT. The historical stockholders' deficit of PCT has not been retroactively restated since the shares exchanged in the transaction were on a one-for-one basis. The accompanying condensed consolidated financial statements include the accounts of Nighthawk Systems, Inc., and its subsidiary PCT.

     Interim financial statements:

     The condensed consolidated financial statements of the Company and subsidiary for the six month periods ended June 30, 2002 and 2001, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at June 30, 2002 and the condensed consolidated results of operations and cash flows for the six month periods ended June 30, 2002 and 2001, and the statement of changes in stockholders' deficit for the six months ended June 30, 2002.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2001 filed with the Securities and Exchange Commission (the "SEC"), and the Company's Form 8-K/A filed with the SEC on June 4, 2002. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     Going concern, results of operations and management's plans:

     The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit and working capital deficiency of $571,561 and $812,111, respectively, as of June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

1.   Raising working capital through additional borrowings.

2. Raising equity funding through sales of the Company's common stock or preferred stock. (Note 3)

3.   Development of new designs and markets for the Company's products.

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

     Recently adopted accounting pronouncements:

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. The Company does not have goodwill recorded on its books, therefore adopting of SFAS No. 142 did not impact the Company's financial statements. The Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective January 1, 2002. The Company does not believe any impairment has occurred to its long-lived assets at June 30, 2002.

2.   Related party transactions:

     During the three months ended March 31, 2002, the Company issued a note payable to a family member of the Company's chief executive officer in exchange for cash of $7,000. The note is non-interest bearing and is due on demand. During the same period, the Company repaid $25,000 on a related party note payable.

     During the three months ended June 30, 2002, a family member of the Company's chief executive officer paid $42,000 to one of the Company's vendors to reduce the outstanding accounts payable with the vendor. The payment enabled the Company to fulfill a major contract. During the three months ended June 30, 2002, the Company repaid the family member $47,000 repaid $3,500 on related party notes payable.

3.   Stock transactions:

     During the six month period ended June 30, 2002, the Company received $280,000 in exchange for 355,000 shares of its common stock. Subsequent to June 30, 2002, the Company received an additional $60,000 in exchange for 435,000 shares of its common stock.

4.   Major customers and business segments:

     During the six months ended June 30, 2002, the Company's two largest customers accounted for approximately 36% and 15% of sales, all from product sales.

     The Company operates in two business segments: sales of control devices that can turn electrical devices on and off utilizing paging technology and sales of wireless paging airtime. The Company evaluates performance based on operating earnings of the respective business units. For the six months ended June 30, 2001, the Company operated in only the control device segment.

     During the three months ended June 30, 2002 the segment results were as follows:



                                         Control       Paging
                                         devices       airtime       Total
                                       -----------    ----------   -----------
              Revenues                 $  114,100     $ 37,000     $  151,100
              Segment operating loss     (688,600)     (58,000)      (746,600)
              Total assets                128,300      234,300        362,600

     During the six months ended June 30, 2002 the segment results were as follows:

                                            Control      Paging
                                            devices      airtime      Total
                                         ------------   ---------   ----------
              Revenues                $    160,400     $ 107,200     $ 267,600
              Segment operating loss    (1,323,200)      (83,500)   (1,406,700)
              Total assets                 128,300       234,300       362,600

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

The Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Net sales for the three month period ended June 30, 2002 were $151,072, an increase of $132,276 or 704% from the $18,796 for the corresponding period of the prior year. This increase consists of an increase of $95,321 or 507% in product sales and the addition of $36,955 in airtime sales. There were no sales of airtime in the prior period.

Cost of goods sold increased by $67,764 or 300% to $90,320 for the three months ended June 30, 2002 from $22,556 for the corresponding period of the prior year. This increase reflected an increase of $44,679 or 198% in product costs and the addition of $23,085 in costs of airtime sales. Gross profit margins on equipment sales were 41% for the three months ended June 30, 2002 compared to a negative 20% for the corresponding period of the prior year. This increase in margin resulted from the Company being able to purchase in volume at reduced rates during the three months ended June 30, 2002. The gross margin on airtime sold was 38%.

Selling, general and administrative expenses increased by $620,869 or 333% to $807,351 for the three month period ended June 30, 2002, from $186,482 for the three month period June 30, 2001. The product segment selling, general and administrative expenses for the three month period ended June 30, 2002 increased $605,495 or 324% to $791,977 from $186,482 for the three months ended June 30, 2001. The increase is primarily due to the amortization of deferred compensation, which totaled $518,750 for the three months ended June 30, 2002. Without the amortization of the deferred compensation costs, selling general and administrative expenses would have increased by $86,745, or 47%, principally because of increased staffing and increased professional fees. Airtime segment selling, general and administrative expenses were $15,374 for the three months ended June 30, 2002, and does not have prior period comparisons.

Interest expense increased by $2,639 or 17% to $17,781 for the three months ended June 30, 2002 from $15,142 for the corresponding period of the prior year. This increase resulted from borrowings being outstanding for the full quarter.

The net loss for the three month period ended June 30, 2002 was $764,380 compared to $205,384 for the three month period ended June 30, 2001. The increase in net loss is attributable to increased selling, general and administrative expense, principally the amortization of deferred compensation costs which was partially offset by higher gross profit.

The Six Months  Ended June 30, 2002  Compared  to the Six Months  Ended June 30,
2001

Net sales for the six month period ended June 30, 2002 were $267,583, an increase of $232,256 or 657% from $35,327 for the corresponding period of the prior year. This increase consists of an increase of $125,075 or 354% in product sales and the addition of $107,181 in airtime sales. There were no sales of airtime in the prior period.

Cost of goods sold increased by $114,501 or 270% to $156,893 for the six months ended June 30, 2002 from $42,392 for the corresponding period of the prior year. This increase reflected an increase of $50,299 or 119% in product costs and the addition of $64,202 in costs of airtime sales. Gross profit margins on equipment sales were 42% for the six months ended June 30, 2002 compared to a negative 20% for the corresponding period of the prior year. This increase in margin resulted from the Company being able to purchase in volume at reduced rates during the quarterly period ended June 30, 2002. The gross margin on airtime sold was 40%.

Selling, general and administrative expenses for the six months ended June 30, 2002 increased by $1,198,099 or 375% to $1,517,419, from $319,320 for the six
month  period  June  30,  2001.  The  product  segment   selling,   general  and
administrative expenses for the six months ended June 30, 2002 increased $1,156,345 or 362% to $1,475,665, from $319,320 for the six months ended June
30, 2001. The increase is primarily due to the amortization of deferred compensation, which totaled $1,037,500 for the six months ended June 30, 2002. Without the amortization of the deferred compensation costs, selling general and administrative expenses would have increased by $118,845, or 37%, principally because of increased staffing and increased professional fees. Airtime segment selling, general and administrative expenses were $41,754 for the six months ended June 30, 2002, and does not have prior period comparisons.

Interest expense decreased by $62,206, or 70% to $25,836 for the six months ended June 30, 2002 from $88,042 for the corresponding period of the prior year. This decrease resulted from reduced borrowings, as a portion of the Company's debt was converted into common stock in 2001.

The net loss for the six month period ended June 30, 2002 was $1,432,565 compared to $414,427 for the six month period ended June 30, 2001. The increase in net loss is attributable to increased selling, general and administrative expense, principally the amortization of deferred compensation costs which was partially offset by higher gross profit.

Liquidity and Capital Resources

The Company's financial statements for the six months ended June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2002, the Company reported a net loss of $1,432,565 and has a stockholders' deficit of $571,561. In addition, the Company had cash of $10,536 but a working capital deficiency of $812,111. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2001 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the six months ended June 30, 2002, besides using receipts from normal operations, the Company was able to meet its financial obligations by borrowings from a related party of $49,000, a non-related party of $30,000 and by issuing 355,000 shares of common stock for $280,000.

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

For the six months ended June 30, 2002, the Company used cash of $285,283 in its operating activities, compared to $222,998 used in its operating activities for the six months ended June 30, 2001. Although the Company had a net loss of $1,432,565, there was non-cash depreciation of $2,860 and amortization of deferred compensation costs and intangible assets of $1,122,238 included in the loss.

The Company had no cash flows from investing activities for either the six months ended June 30, 2002 or June 30, 2001.

For the six months  ended June 30,  2002,  the  Company  had net cash flows from financing activities totaling $265,508 compared to $210,046 for the corresponding period of the prior year. The Company net repayments of loans of $13,572 and received proceeds from the sale of common stock totaling $280,000.

                           PART II - OTHER INFORMATION


Item 1   Legal proceedings

         None.

Item 2   Changes in securities and use of proceeds

         None.

Item 3   Defaults upon senior securities

         None

Item 4   Submission of matters to a vote of securities holders

         None

Item 5   Other information

         None

Item 6   Exhibits and Reports on Form 8-K

          2.1 Form 8-K/A, dated June 4, 2002, reporting the acquisition of Peregrine Control Technologies, Inc.

          3.1 Articles of Amendment to the Articles of Incorporation changing the corporate name to Nighthawk Systems, Inc.


Exhibit 99.1      Written statement of the chief executive officer

Exhibit 99.1      Written statement of the chief financial officer


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Nighthawk Systems, Inc.
                                          (Registrant)


Date:  August 15, 2002                    By: /s/ Steven Jacobson
                                          -------------------------------
                                          Steven Jacobson
                                          Chief Executive Officer

Date: August 15, 2002                     By: /s/ Myron Anduri
                                          -------------------------------
                                          Myron Anduri
                                          Chief Financial Officer

Exhibit 99.1

    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Nighthawk Systems, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Jacobson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

    /s/ Steven Jacobson
    ------------------------
    Steven Jacobson
         Chief Executive Officer
         August 15, 2002

Exhibit 99.2

    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Nighthawk Systems, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Myron Anduri, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     /s/ Myron Anduri
     ------------------------
     Myron Anduri
     Chief Financial Officer
     August 15, 2002