Form 10QSB
period 2002-09-30
PEREGRINE INC
filed 2002-11-20
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF The Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF The  Securities  Exchange
     Act of 1934

                         Commission File Number 0-30786

                             NIGHTHAWK SYSTEMS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                             87-0627349
-------------------------------                         ------------------------
(State or other jurisdiction of                             (IRS Employer
 Incorporation or Organization)                          Identification No.)

                              8200 E. PACIFIC PLACE
                                    SUITE 204
                                DENVER, CO 80231
                     ---------------------------------------
                    (Address of Principal Executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

       Class                          Outstanding at November 14, 2002
------------------                   ---------------------------------
       Common                                  22,850,623

                             NIGHTHAWK SYSTEMS, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheet as of September 30, 2002        3

         Condensed consolidated statements of operations for the
         three and nine months ended September 30, 2002 and 2001              4

         Condensed consolidated statement of changes in stockholders'
         deficit for the nine months ended September 30, 2002                 5

         Condensed consolidated statements of cash flows for the
         nine months ended September 30, 2002 and 2001                        6

         Notes to condensed consolidated financial statements               7-9

Item 2   Management's Discussion and Analysis or Plan of Operation      10 - 12

Item 3   Evaluation of Disclosure Controls and Procedures                    13

                            PART II
                       OTHER INFORMATION

Item 1   Legal proceedings                                                   14

Item 2   Changes in securities and use of proceeds                           14

Item 3   Defaults upon senior securities                                     14

Item 4   Submission of matters to a vote of securities holders               14

Item 5   Other information                                                   14

Item 6   Exhibits and reports on Form 8-K                                    14

                             NIGHTHAWK SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2002

                                     ASSETS
Current assets:
  Cash                                                           $    4,211
  Accounts receivable                                                83,505
  Inventories                                                        43,418
                                                                  ----------
    Total current assets                                            131,134
                                                                  ----------
Furniture, fixtures and equipment, net                               15,677
Intangible assets, net                                              182,056
                                                                  ----------
                                                                 $  328,867
                                                                  ==========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                               $  340,456
  Accrued expenses                                                  173,122
  Lines of credit:
    Related party                                                    48,853
    Others                                                           56,050
  Notes payable:
    Related party                                                   290,081
    Others                                                           98,000
                                                                  ----------
      Total liabilities (all current)                             1,006,562
                                                                  ----------
Stockholders' deficit (Notes 1,2 and 3)
  Preferred stock; $0.001 par value; 5,000,000 shares
   authorized; none issued and outstanding
  Common stock; $0.001 par value; 50,000,000 shares
   authorized; 21,250,623 issued and outstanding                    21,250
  Warrants                                                          58,781
  Additional paid-in capital                                     3,559,390
  Accumulated deficit                                           (4,198,487)
  Receivable from stockholder                                     (118,629)
                                                                 ----------
      Total stockholders' deficit                                 (677,695)
                                                                 ----------
                                                                $  328,867
                                                                 ==========

            See Notes to Condensed Consolidated Financial Statements

                             NIGHTHAWK SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                      Three months ended September 30,  Nine months ended September 30,
                                                           2002             2001            2002              2001
                                                          ------           ------          ------            ------

Product sales, net                                   $   132,131    $     67,051     $     292,533     $     102,378
Airtime sales, net                                        38,558               -           145,739                 -
                                                      -----------     ------------    -------------      ------------
                                                         170,689          67,051           438,272           102,378
                                                      -----------     ------------    -------------      ------------
Cost of goods sold                                        79,279          80,461           171,970           122,853
Cost of airtime sold                                      27,406               -            91,608                 -
                                                      -----------     ------------    -------------      ------------
                                                         106,685          80,461           263,578           122,853
                                                      -----------     ------------    -------------      ------------
Gross profit                                              64,004         (13,410)          174,694           (20,475)
                                                      -----------     ------------    -------------      ------------
Selling, general and administrative expenses:
      Amortization of deferred compensation              518,750               -         1,556,250                 -
      Other                                              337,602         271,854           817,521           591,174
                                                      -----------     ------------    -------------      ------------
                                                         856,352         271,854         2,373,771           591,174
                                                      -----------     ------------    -------------      ------------

Loss from operations                                    (792,348)       (285,264)       (2,199,077)         (611,649)
                                                      -----------     ------------    -------------      ------------
Interest expense:
      Related parties                                      5,046           1,184            23,102            46,552
      Other                                                3,311           4,343            11,090            47,017
                                                      -----------     ------------    -------------      ------------
                                                           8,357           5,527            34,192            93,569
                                                      -----------     ------------    -------------      ------------
Net loss                                             $  (800,705)   $   (290,791)    $  (2,233,269)    $    (705,218)
                                                      ============   =============    ===============    ============
Net loss per common share:
  Basic and diluted                                  $     (0.04)   $      (0.03)    $       (0.12)    $       (0.06)
                                                      ============   =============    ===============    ============
Weighted average number of
  common shares outstanding                           20,247,065      11,420,761        19,200,112        11,409,407
                                                      ============   =============    ===============    ============

            See Notes to Condensed Consolidated Financial Statements

                             NIGHTHAWK SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
            DEFICIT (UNAUDITED) NINE MONTHS ENDED SEPTEMBER 30, 2002

                              Common stock                    Additional                     Deferred      Receivable
                                                               paid-in        Accumulated    compensation     from     Stockholders'
                            Shares      Amount     Warrants    capital        deficit          cost        stockholder   deficit
                            --------    --------   ----------   -----------   -------------   ------------  ----------- ------------

Balances, December
31, 2001                   14,731,200  $  14,731   $       -  $ 3,169,790   $ (1,965,218)   $(1,556,250)  $(118,629)  $ (455,576)
Common stock
& warrants issued
for cash                    1,879,000      1,879      58,781      388,240                                                448,900
Common stock issued
for services                   40,167         40                    5,960                                                  6,000
Amortization of deferred
compensation cost                                                                             1,556,250                1,556,250
Common stock retained by
stockholders of LSI
Communications, Inc. at
date of reverse acquisition 4,600,256      4,600                  (4,600)                                                      -
Advances to shareholder                                                                                       (920)         (920)
Payment received on
shareholder advance                                                                                            920           920
Net loss                                                                      (2,233,269)                             (2,233,269)
                           ----------  ----------- ---------- ----------    -------------    ----------  ----------  ------------
Balances, September
30, 2002                   21,250,623  $  21,250   $  58,781  $3,559,390    $ (4,198,487)    $        -  $(118,629)   $ (677,695)
                           ===========  ==========  ========= ==========     ============    =========== ==========  ============

            See Notes to Condensed Consolidated Financial Statements

                             NIGHTHAWK SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                         2002            2001
                                                        ------          ------
Net cash used in operating activities                $ (450,133)    $ (211,204)
                                                      -----------    -----------
Cash flows from investing activities:
   Cash paid in business acquisition                          -        (25,232)
                                                      -----------    -----------
Net cash used in investing activities                         -        (25,232)
                                                      -----------    -----------
Cash flows from financing activities:
  Payments on notes payable, related parties            (93,400)        (3,000)
  Proceeds from notes payable, related parties           59,000         17,000
  Proceeds from notes payable, other                     30,000         75,000
  Payments on notes payable, other                      (10,000)       (37,000)
  Payments on line of credit, related party                (415)
  Net (payments) advances on lines of credit, others    (10,052)        16,822
  Advances to stockholder                                  (920)       (79,040)
  Payments by stockholder                                   920              -
  Net proceeds from the sale of common stock            448,900        241,685
                                                      -----------    -----------
Net cash provided by financing activities               424,033        231,467
                                                      -----------    -----------
Net decrease in cash                                    (26,100)        (4,969)
Cash, beginning                                          30,311         23,714
                                                      -----------    -----------
Cash, ending                                         $    4,211     $   18,745
                                                      ==========     ===========

Supplemental disclosures of cash flow information:
Cash paid for interest                               $   12,398     $    7,270
                                                      ==========     ===========
Supplemental disclosure of non-cash investing and
financing activities:
  Conversion of accounts payable to note                            $   25,000
                                                                     ===========
  Purchase of assets of Vacation Communication, Inc.
    Customer base                                                   $  252,856
    Non-compete agreement                                               85,337
    Accounts receivable                                                  6,121
    Furniture fixtures and equipment                                     8,720
    Deposits                                                             5,333
    Fair value of common stock issued                                 (150,000)
    Notes issued to seller                                          $ (183,135)
                                                                     -----------
                                                                    $   25,232
                                                                     ===========
            See Notes to Condensed Consolidated Financial Statements

                             NIGHTHAWK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


1.   Basis of presentation:

     In November 2001, Peregrine, Inc. ("Peregrine"), formerly known as LSI
       Communications, Inc., sold the assets and liabilities of its investment in a majority owned subsidiary to a major stockholder. On February 1, 2002, the Company acquired Peregrine Control Technologies, Inc. ("PCT") a Colorado company. The transaction represents a reverse acquisition of Peregrine by PCT, since PCT owns approximately 76% of the post acquisition shares of the consolidated entity immediately after the completion of the transaction. At the date of the transaction, Peregrine was a shell company with no net assets. For accounting purposes, the acquisition was treated as an acquisition of Peregrine by PCT and a recapitalization of PCT. The historical stockholders' deficit of PCT has not been retroactively restated since the shares exchanged in the transaction were on a one-for-one basis. On April 29, 2002, Peregrine changed its name to NightHawk Systems, Inc. The accompanying condensed consolidated financial statements include the accounts of NightHawk Systems, Inc. and its subsidiary PCT (collectively referred to herein as "the Company").

     Interim financial statements:

     The condensed consolidated financial statements of the Company for the nine month periods ended September 30, 2002 and 2001, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at September 30, 2002 and the results of operations for the nine months ended September 30, 2002 and 2001, and the statement of changes in stockholders' deficit for the nine months ended September 30, 2002.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2001 filed with the Securities and Exchange Commission (the "SEC"), and the Company's Form 8-K/A filed with the SEC on June 4, 2002. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     Going concern, results of operations and management's plans:

     The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit and working capital deficiency of $677,695 and $875,428, respectively, as of September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

     1.   Raising working capital through additional borrowings.
     2. Raising equity funding through sales of the Company's common stock or preferred stock.
     3. Improving working capital through increased sales of the Company's products and services.

                             NIGHTHAWK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

1. Basis of presentation (continued):

     Going concern, results of operations and management's plans (continued):

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.   Related party transactions:

     During the nine months ended September 30, 2002:

- the Company issued a note payable to a family member of the Company's chief executive officer in exchange for cash of $7,000. The note is non-interest bearing and is due on demand;

-    the Company repaid $28,500 on notes payable;

- a family member of the Company's chief executive officer paid $42,000 to one of the Company's vendors to reduce the outstanding accounts payable with the vendor. The payment enabled the Company to fulfill a major contract. During the three months ended June 30, 2002, the Company repaid the family member $47,000.

- the Company reclassified a note payable of $20,000 from an individual which was previously classified as unrelated to a related party status. The Company borrowed an additional $10,000 cash from this related party, who is the business partner of a board member, and repaid $17,900 to him during the period.

- the Company issued 40,167 shares of common stock to its chief financial officer for services rendered.

- the Company issued 834,000 shares of common stock and 834,000 warrants to board members and a board member's business partner in exchange for $99,900 cash.

3.   Stock transactions:

     During the three month period ended September 30, 2002, the Company received a total of $168,900 in exchange for 1,524,000 unregistered shares of its common stock and 1,524,000 warrants. The warrants are exercisable for 2 years from their date of issuance, with 435,000 exercisable at $0.75 per share, and the remainder at $0.20 per share.

4.   Major customers and business segments:

     During the nine months ended September 30, 2002, the Company's two largest customers accounted for approximately 19% and 16% of sales, all from product sales. During the three months ended September 30, 2002, the Company's two largest customers accounted for approximately 22% and 36% of sales, all from product sales.

                             NIGHTHAWK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

     The Company operates in two business segments: sales of remote-access control devices that utilize paging technology and sales of wireless paging airtime. The Company evaluates performance based on operating earnings of the respective business units.

     During the nine months ended September 30, 2002 the segment results were as follows:

                                    Control         Paging
                                    devices         airtime         Total
                                -------------   -------------   -------------
        Revenues                $   292,533     $  145,739      $   438,272
        Segment operating loss   (2,109,610)       (89,467)      (2,199,077)
        Total assets                133,122        195,745          328,867

     During the three months ended September 30, 2002 the segment results were as follows:

                                    Control          Paging
                                    devices          airtime      Total
                                --------------   ------------- ------------
         Revenues                $   132,131    $    38,558     $   170,689
         Segment operating loss     (786,381)        (5,967)       (792,348)
         Total assets                133,122        195,745         328,867


5.    Subsequent events:

     Subsequent to September 30, 2002, the Company received an additional $42,500 in exchange for 425,000 unregistered shares of its common stock and 425,000 warrants with exercise prices of $0.20 which are exercisable for two years from their date of issuance.

     In October 2002, the Board of Directors of the Company agreed to issue Steven H. Jacobson, the Company's Chief Executive Officer, 1,000,000 unregistered shares of the Company's common stock in lieu of approximately $120,000 in unpaid cash compensation that was due him under his employment contract for the period from December 1, 2001 through September 30, 2002.

     In October 2002, the Company entered into a release and settlement agreement with two shareholders who had made a demand for rescission and other claims for relief to the Company. In exchange for a complete release of all claims, the Company issued a total of 175,000 shares of the Company's common stock to the individuals.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Discussions and information in this document, which are not historical facts, should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from increased sales, and the business prospects or any other aspect of NightHawk Systems, Inc.'s actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. NightHawk Systems, Inc. ("the Company") has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. Differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein which are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.


The Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Net sales for the three month period ended September 30, 2002 were $170,689, an increase of $103,638 or 154% from the $67,051 for the corresponding period of the prior year. This increase consists of an increase of $65,080 or 97% in product sales and the addition of $38,558 in airtime sales. There were no sales of airtime in the prior period. Approximately $47,000 of the product sales occurred when the Company shipped approximately 15% of a product order on September 27, 2002. The Company anticipates that the remainder of the order will be shipped during the quarter ending December 31, 2002, or shortly thereafter.

Cost of goods sold increased by $26,224 or 32% to $106,685 for the three months ended September 30, 2002 from $80,461 for the corresponding period of the prior year. This increase reflected a decrease of $1,182 or 1% in product costs and the addition of $27,406 in costs of airtime sales. Gross profit margins on equipment sales were 39% for the three months ended September 30, 2002 compared to a negative 20% for the corresponding period of the prior year. This increase in margin resulted from the Company being able to purchase in volume at reduced rates during the quarterly period ended September 30, 2002. The gross margin on airtime sold was 28%.

Selling, general and administrative expenses for the three months ended September 30, 2002 increased by $584,498 or 215% to $856,352 from $271,854 for the three month period September 30, 2001. The increase is primarily due to the amortization of deferred compensation, a non-cash expense, which totaled $518,750 for the three months ended September 30, 2002. Without the amortization of the deferred compensation costs, selling general and administrative expenses would have increased by $65,748, or 24%, principally because of increased staffing and increased professional fees. Deferred compensation costs have been fully amortized as of September 30, 2002.

Interest expense increased by $2,830, or 51% to $8,357 for the three months ended September 30, 2002 from $5,527 for the corresponding period of the prior year. This increase resulted from borrowings being outstanding for the full quarter.

The net loss for the three month period ended September 30, 2002 was $800,705 compared to $290,791 for the three month period ended September 30, 2001. The increase in net loss is attributable to increased selling, general and administrative expense, principally the amortization of deferred compensation costs which was partially offset by higher gross profit.

The Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Net sales for the nine month period ended September 30, 2002 were $438,272, an increase of $335,894 or 328% from the $102,378 for the corresponding period of the prior year. This increase consists of an increase of $190,155 or 185% in product sales and the addition of $145,739 in airtime sales. There were no sales of airtime in the prior period. The Company spent a significant amount of time during the past eighteen months standardizing products that could be marketed primarily to the computer and utility industries. Initial exposure of these products, primarily through the Company's web site, resulted in increased sales during the nine months ended September 30, 2002 compared to the same period in the prior year.

Cost of goods sold increased by $140,725 or 114% to $263,578 for the nine months ended September 30, 2002 from $122,853 for the corresponding period of the prior year. This increase reflected an increase of $49,117 or 39% in product costs and the addition of $91,608 in costs of airtime sales. Gross profit margins on equipment sales were 41% for the nine months ended September 30, 2002 compared to a negative 20% for the corresponding period of the prior year. On a dollar basis, cost of goods sold increased because of larger sales volumes this year vs. last year. This increase in margin resulted from the Company being able to purchase in volume at reduced rates during the quarterly period ended September 30, 2002. The gross margin on airtime sold was 37%.

Selling, general and administrative expenses for the nine months ended September 30, 2002 increased by $1,782,597 or 302% to $2,373,771 from $591,174 for the nine month period September 30, 2001. The increase is primarily due to the amortization of deferred compensation, a non-cash expense, which totaled $1,556,250 for the nine months ended September 30, 2002. Without the amortization of the deferred compensation costs, selling general and administrative expenses would have increased by $226,347, or 38%, principally because of increased professional fees and personnel costs. Deferred compensation costs have been fully amortized as of September 30, 2002.

Interest expense decreased by $59,377, or 63% to $34,192 for the nine months ended September 30, 2002 from $93,569 for the corresponding period of the prior year. This decrease resulted from reduced borrowings and a portion of the Company's debt being converted into common stock.

The net loss for the nine month period ended September 30, 2002 was $2,233,269 compared to $705,218 for the nine month period ended September 30, 2001. The increase in net loss is attributable to increased selling, general and administrative expense, principally the amortization of deferred compensation costs, which was partially offset by higher gross profit.

Liquidity and Capital Resources

The Company's financial statements for the nine months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2002, the Company reported a net loss of $2,233,269 and has a stockholders' deficit as of September 30, 2002 of $677,695. In addition, the Company had a working capital deficiency of $875,428. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2001 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

Besides using receipts from normal operations, during the nine months ended September 30, 2002 the Company was able to meet financial and operating obligations principally by issuing a total of 1,879,000 shares of common stock and 1,524,000 warrants in exchange for $448,900 in cash. The amount of cash raised through these private equity placements nearly offset the $450,133 in cash used in operations during the nine month period. The Company did not spend any funds on investing activities during the nine month period ended September 30, 2002, and currently does not anticipate that any material capital expenditures will be required during the subsequent twelve-month period.

Until the Company is able to generate positive cash flows from operations in an amount sufficient to cover its current liabilities and debt obligations as they become due, it will be reliant on borrowing funds or selling equity to meet those obligations. Although the Company's management is working with various parties in an effort to raise capital, no assurances may be given that it will be able to do so in an amount sufficient to meet its current obligations.

The Company's primary source of funds in the near term will be cash flows from improved operations, small equity placements with accredited investors, and the possible exercise of warrants outstanding as of November 14, 2002. Subsequent to September 30, 2002, the Company has raised an additional $42,500 from the issuance of 425,000 shares of common stock and warrants. As of November 14, 2002, the Company has 1,949,000 warrants outstanding, of which 1,514,000 allow the holders to purchase the Company's common stock at $0.20 per share for two years from the date the warrants were issued. Although no assurance may be given that it will occur, the exercise of these warrants would generate approximately $303,000 in cash proceeds to the Company. Subsequent to September 30, 2002, the Company's common stock has traded above this price.

As mentioned earlier, the Company has spent a large portion of the past eighteen months standardizing its products in an effort to appeal to specific industries, including the computer and utility industry. Largely as a result of this effort, the Company received orders for its products during the three month period ended September 30, 2002. Based on these orders, the Company expects the trend of quarter-over-quarter improved operating results to continue from the quarter ended September 30, 2002 to the quarter ending December 31, 2002. In addition, as of November 14, 2002, the Company has arranged for both purchase order financing and factoring of receivables to assist it in fulfilling orders from customers and meeting current obligations. However, the Company anticipates that it will be required to raise additional funds through private debt or equity placements in order to meet all of its obligations over the next twelve months.

Item 3. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II - OTHER INFORMATION


Item 1   Legal proceedings

         None.

Item 2   Changes in securities and use of proceeds

         None.

Item 3   Defaults upon senior securities

         None

Item 4   Submission of matters to a vote of securities holders

         None

Item 5   Other information

         None

Item 6   Exhibits and Reports

(a)      Exhibits

99.1 Certification pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NightHawk Systems, Inc.
                                             (Registrant)


Date:  November 18, 2002                     By: /s/ Steven H. Jacobson
                                             -------------------------------
                                             Steven H. Jacobson
                                             Chief Executive Officer

Date: November 18, 2002                      By: /s/ H. Douglas Saathoff
                                             -------------------------------
                                             H. Douglas Saathoff
                                             Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven H. Jacobson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nighthawk Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 18, 2002

By: /s/ Steven H. Jacobson
Steven H. Jacobson
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, H. Douglas Saathoff, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nighthawk Systems, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 18, 2002

By:/s/ H. Douglas Saathoff:
   -----------------------
H. Douglas Saathoff
Chief Financial Officer