Form 10KSB
period 2002-12-31
PEREGRINE INC
filed 2003-05-29
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                           Commission File No. 0-30786

                                NIGHTHAWK SYSTEMS, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                         87-0627349
---------------------------------             --------------------------------
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $870,360.

As of May 20, 2003 there were 21,833,780 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format Used (Check one): Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

NightHawk Systems, Inc. ("NightHawk" or "the Company") designs and manufactures easy to use, ready to use, wireless products that can remotely control virtually any electrical device from any location. Our products are designed to be easily installed and operated by anyone regardless of technical capability. NightHawk has taken a complex technology, historically relegated to engineers, and made it simple for everyone. Our products offer a reliable and economical alternative to mechanical processes that have historically utilized telephone line-based systems or human intervention. Most people experience "remote control" through the use of garage door openers and TV channel changers; we supply the technology, off the shelf, to allow this same simple functionality to reach literally around the world to operate almost anything.

Effective February 1, 2002, the Company acquired 100% of the issued and outstanding shares of Peregrine Control Technologies, Inc. ("PCT") in exchange for 14,731,200 post reverse split shares of the Company's common stock. In conjunction with the acquisition and the change in focus of the Company's business, the Company changed its name to Peregrine, Inc. on January 10, 2002 and later to NightHawk Systems, Inc. on April 29, 2002. Prior to the acquisition of PCT, the Company had conducted a reverse split of its shares on a 1:100 basis, and had 4,600,256 shares outstanding. The acquisition was recorded as a reverse acquisition, with PCT being the accounting survivor.

PCT was originally incorporated as a Colorado company in 1992, and originally operated as a family-owned business specializing in paging repair. Through knowledge gained in the operation of the business, the Company began developing a specialized circuit board which could receive paging signals and switch electrical power. In its simplest form, the technology gave the user the ability to turn devices "on" or "off" from or to remote sites. Through limited marketing, the Company was able to solve specific control problems for both large and small companies through customization of the original circuit board.

During the approximate eighteen-month period ending June 30, 2002, the Company identified two large markets and successfully developed standardized products to meet specific needs for each market: 1) Within the electrical utility industry, utilities need to be able to control, from a centralized location, the power going into and out of specific locations throughout that utility's power grid; and 2) IT professionals, primarily network administrators, need the ability to re-boot unmanned server or computer locations from a centralized location. NightHawk developed the CEO-700 and the NightHawk NH2 to meet those respective industry needs. Countless applications exist for the Company's technology, and the Company will continue to meet varying industry needs, but the Company believes that it can provide large-scale solutions and generate significant revenues in the specific targeted markets identified above.

The Company has nine employees, each of which is full time.

MISSION STATEMENT

To become the premier provider of inexpensive, easy to use remote control technology to consumers and industry alike.

THE MARKETPLACE

The controls industry is characterized by companies that sell remote asset management and tracking systems and related products, and is estimated by Frost & Sullivan to be a $3.5 billion industry in 2003, growing at a compound annual rate of 25%. It is the Company's belief that there is no limit to the size of the remote control market; the application of remote control is limited only by one's imagination. On a consumer basis, most people think of remote control in a recreational sense. However, many companies both large and small are seeking ways to save money and lower the risk of liability by replacing processes that require human intervention with processes that can be controlled remotely without on-site human intervention. Today, the remote control of physical assets and processes is performed mainly through the use of telephone-line based systems. However, separate markets exist for those companies that require wireless solutions, as telephone lines are expensive and limited in availability and function. NightHawk's products are wireless, and can be designed to work with a variety of wireless media. Almost any device that runs off an electrical current, whether battery, solar or line generated, can be controlled by a NightHawk device. The Company has identified primary markets (Utility and Computer) as well as secondary markets (Traffic, Irrigation and Wide Area Notification) for its products.

TECHNOLOGY AND PRODUCTS

NightHawk products have been in service for over five years, primarily to fit custom applications. Customers using NightHawk products today include Raytheon, Boeing, GE, AT&T, Lockheed Martin, the U.S. Forestry Service and the U.S. Army. The Company distinguishes itself from competitors in the market through its proprietary firmware and software, the design of its products, the ease with which they are installed and operated, and the paging-based medium typically used to operate its products, which allows for low cost access, security and flexibility.

The Company's products are shipped ready for use and are pre-programmed before shipment to the customer. Its utility products come in their own enclosures, which fit underneath electric meters. Its computer products come as "plug and play" devices; a user simply plugs his computer into the NightHawk device, which is then plugged into the electrical outlet. NightHawk is the only company currently providing a "plug and play" ready-to-use wireless remote control device.

Through innovative engineering, NightHawk's products typically utilize a common paging signal found virtually worldwide. Paging is often used because it is very secure, yet inexpensive, and easy to use. Customers can choose to operate their own paging accounts, or arrange for the service directly through NightHawk. The Company has also developed Windows-based software packages that enable customers to activate the remote control units from a PC. Paging, when combined with NightHawk's proprietary firmware and software, allows for a "group call" feature whereby a user can access multiple sites at the same time using a single paging number. This exponentially increases the functionality of the product. It is important to note that the Company's products can be adapted to function with any wireless, or wireline-based, communications medium.

The Company assembles its finished products at its Denver, Colorado facility. The Company sub-contracts for assembly of various components, and utilizes several vendors for parts that do not require assembly. Parts and sub-assembly services are widely available. During the final assembly process, individual units are programmed depending on their destination or customer requirements, tested, and then shipped to the customer for installation.

In September 2001, the Company purchased certain assets and assumed certain liabilities of Vacation Communication, Inc. (dba Gotta Go Wireless), a Colorado corporation engaged in wireless paging airtime and product sales. The assets purchased consisted primarily of a retail paging customer base, as well as contracts for wholesale paging services with paging carriers for nationwide and international coverage. The Company utilizes these paging carrier contracts to offer paging services to buyers of its products.

PATENTS PENDING

The Company has two patent applications pending at the U.S. Patent Office: one is titled "Remote Disconnect for Utility Meters" and is for whole house disconnect systems, and the second is titled "Paging Remote Disconnect Systems" and is for the remote wireless control for turning on and off electrical and telephonic lines.

Under the first patent application, the user dials a pager number that is already pre-programmed into the unit. The paging service then transmits a signal to a radio frequency ("RF") receiver in the module. The signal is then decoded and sent to a processor. The processor then causes a relay to open or close in accordance with the decoded signal to connect or disconnect the electrical power.

Under the second application, a user simply plugs the power cord or telecommunication line of their device, such as a computer or appliance, into the outlet of the module. The user is then able to dial a pager number that is already pre-programmed. The paging service then transmits a signal to a radio frequency ("RF") receiver in the module. The signal is then decoded and sent to a processor. The processor then causes a relay to open or close in accordance with the decoded signal to activate the power supply or to turn the power off to the electronic device or to connect or disconnect the telecommunications line.

COMPETITION

Wireless remote control through the use of radio signals is widespread. Most products available today use private system data radios, cellular telephones, or satellite-based systems. While NightHawk's technology can be modified to utilize any of these wireless media, our core expertise has been in the use of paging. This medium, combined with our proprietary technology, allows for a high level of security, the lowest overall cost and greatest control flexibility. Only a handful of small, undercapitalized companies utilize paging for this purpose. To our knowledge, NightHawk is the only company emphasizing paging technology that manufactures a product that is ready-to-use upon receipt.

SALES AND DISTRIBUTION

The Company believes that it has the opportunity to meet current demand for applications of its technology within specific markets, and to create opportunities in many other markets as well. Despite having little or no marketing resources to target these markets, both the IT professional and electrical utility markets have found that the Company's technology successfully meets their needs. As such, NightHawk will focus significant direct, and supplier-based, sales efforts in these industries.

NightHawk products attach to existing customer hardware and act as a "brain", receiving wireless instructions sent from a remote location, allowing the hardware to perform as instructed. As mentioned above, NightHawk's products are typically set up to receive these instructions via a paging protocol, which allows for secure, reliable and low cost operation. NightHawk products literally serve as the "brain" between the wireless service medium and the hardware which must perform the desired action. As such, we believe substantial opportunities exist to partner with wireless service providers as well as hardware manufacturers and dealers, each of which stand to gain from the use of NightHawk's products. The Company will also attempt to establish itself as a supplier of products to paging and other wireless service providers, and establish dealer networks in a number of markets, including, but not limited to, computer controls, utilities, irrigation, traffic control, and wide area notification.

PREDECESSOR OPERATIONS

The Company was incorporated as TPI, Inc., under the laws of the State of Utah on April 26, 1983. In 1985, the Corporation changed its situs from Utah to Nevada and its name to Connections Marketing Corp. In July 1992, the shareholders of the Corporation voted to change the name to LSI Communications, Inc. (LSI).

On June 21, 1999, the Company entered into a Plan of Acquisition with Coaching Institute, Inc., a Utah corporation, wherein the Company issued 2,500,000 shares of common stock for 85,000 shares, 85% of the outstanding common stock of Coaching Institute, Inc. The agreement provided for the Company to receive options to acquire the remaining 15% of the issued and outstanding stock of Coaching Institute, Inc. in exchange for 2,045,455 shares of the Company's common stock. In February 1, 2001, the Company exercised its option by issuing to Coaching Institute, Inc. 2,045,455 shares of its common stock valued at $2,045. After the acquisition, both companies were surviving with Coaching Institute, Inc. being a wholly owned subsidiary of LSI Communications, Inc.

The acquisition of Coaching Institute, Inc. was recorded using the purchase method of a business combination. Operating activities have been included from Coaching Institute in the consolidated financials since June 21, 1999. Due to the common ownership of Coaching and LSI, the Company valued the acquisition of Coaching Institute at its historical cost, which was $34,728.

In November 2001, the Company sold the assets and liabilities of Coaching Institute, Inc. to a major shareholder. The Company recognized a loss on the sale of $574,236. At the time of the reverse acquisition of PCT, the Company had no assets or liabilities, or ongoing operations.

NASD OTC Bulletin Board Quotations

Our common stock has historically been quoted on the OTC Bulletin Board of the NASD under the symbol "NIHK". As of May 27, 2003, our stock began trading on the pink sheets because this filing on Form 10-KSB was considered delinquent. For information concerning these stock quotations during the past two years, see the section entitled "Market for Common Equity And Related Stockholder Matters." The quotations presented do not represent actual transactions or broker/dealer markups, markdowns or commissions.

ITEM 2. DESCRIPTION OF PROPERTY

The Company sales and operations departments are in leased facilities located at 8200 East Pacific Place, Suite 204, Denver, Colorado. The lease for its facilities expired on March 2002, but it has maintained use of the facilities on a month-to-month basis since that time. The leased property consists of approximately 2400 square feet, for which the Company pays $1,650 per month. It consists of office space and a manufacturing floor. The Company's financial and accounting offices are located in 679 square feet of leased office space at 10715 Gulfdale, Suite 200, San Antonio, Texas. The lease expires on January 31, 2004, and calls for monthly payments of $808. The Company's Chief Executive Officer currently works out of both the Denver and San Antonio locations.

ITEM 3.  LEGAL PROCEEDINGS

On May 6, 2003, the Company received notice that a former Board member intended to prosecute his rights against the Company, seeking recovery for the value of 350,000 shares, or $209,500, and $120,000 due his firm under a retainer agreement between the Company and his firm. The former Board member had previously signed a settlement agreement with the Company in which he agreed to cancel all potential claims against the Company and its directors in return for 150,000 unregistered shares trading at a value of $0.60 or higher. The Company does not believe it owes the former Board member anything beyond the settlement agreement and will actively defend its position if necessary. No assurance can be given, however, as to the ultimate outcome should the former Board member decide to prosecute his rights.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market for Common Equity

From July 8, 2002 through May 23, 2002, our common stock traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "NIHK". Beginning May 27, 2003, our stock is traded on the pink sheets under the same symbol. The CUSIP number is 65410X-10-4. Knight Securities, L.P., Schwab Capital Markets, L.P. and ACAP Financial, Inc. are among the most active market makers for the stock. From February 1, 2002 through July 8, 2002, our common stock traded on the OTCBB under the symbol "PGRN." Prior to February 1, 2002, the stock traded on the OTCBB under the symbol "LSIM".

The following is a table of the high and low bid prices of our stock for each of the four quarters of the fiscal years ended December 31, 2002 and 2001, and the first quarter of fiscal 2003:

  Quarter Ended         High      Low     Quarter Ended         High      Low
  -------------         ----      ---     -------------         ----      ---
  March 31, 2003       $0.730   $0.200
  December 31, 2002     0.320    0.110    December 31, 2001   $ 5.000   $2.200
  September 30, 2002    0.600    0.120    September 30,2001    31.000    3.000
  June 30, 2002         1.950    0.550    June 30, 2001        57.000    2.000
  March 31, 2002        5.000    0.162    March 31, 2001       10.000    2.500

These quotations reflect  interdealer prices, without retail mark-up, mark-down
or commission and may not represent  actual  transactions.   These  prices also
reflect the 1:100 reverse split that occurred in January 2002.

(b) Security Holders

The number of record holders of our common stock as year end was 155 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c) Dividends

There have been no cash dividends declared or paid since the inception of the company, and no cash dividends are contemplated in the foreseeable future. The company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries.

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items included in the Company's consolidated statements of operations:

                                       Fiscal Year Ended December 31,
                                             2002       2001

Product sales, net                            76%        59%
Airtime sales, net                            24%        41%
Cost of goods sold                            40%        75%
Cost of airtime sold                          14%        22%
Gross profit                                  45%         4%
Selling, general & administrative expenses   152%       272%
Amortization of deferred compensation        179%       217%
Reversal of 2001 deferred compensation       (42%)        -
Reversal of 2002 deferred compensation      (127%)        -
Impairment of customer base                   13%         -
Interest expense                               5%        69%
Net loss                                    (134%)     (553%)

Forward Looking Statements

Discussions and information in this document, which are not historical facts, should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from increased sales, and the business prospects or any other aspect of NightHawk Systems, Inc. ("the Company"), actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. The Company has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. Differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties.

The following information should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2002 and 2001.

General

The Company's financial results include the accounts of NightHawk Systems, Inc. (formerly Peregrine, Inc.) and its subsidiary, Peregrine Control Technologies, Inc. ("PCT"). Effective February 1, 2002, the two companies were brought together under common management through an acquisition in which Peregrine, Inc. acquired all of the outstanding shares of PCT. Because Peregrine, Inc. issued more shares to acquire PCT than it had outstanding just prior to the acquisition, the transaction was accounted for as a reverse acquisition of Peregrine, Inc. by PCT. Peregine, Inc. subsequently changed its name to NightHawk Systems, Inc. Because Peregrine, Inc. was a shell company with no assets, obligations or operations at the time of the reverse merger, the operating results of NightHawk Systems, Inc. for 2001 and 2002 discussed below were generated by PCT.

Prior to the merger on February 1, 2002, PCT had been a privately owned, family operated company since its founding in 1992. During 2001 and 2002 PCT developed products it felt could be sold to targeted markets on a large-scale basis. Prior to 2001, the Company's revenues were generated primarily through sales of a circuit board that could be utilized by various companies to perform a variety of functions. During 2001 and 2002, the Company developed "off the shelf" whole-house disconnect and load control units which could be easily installed and used by electrical utilities, and the NightHawk, another ready to use product which can be used to reboot computers. In an effort to strengthen its operations and results, in September of 2001 PCT acquired certain assets of Vacation Communication, Inc. ("Vacation"), a retail paging business. The Company felt that it could leverage off of the existing cash flows of Vacation to fund growth of its own remote control equipment segment, and utilize Vacation's contracts with paging carriers to provide profitable paging services to buyers of its remote control equipment. Also, in an effort to bring outside funds and additional exposure to the Company, in November 2001 it entered into discussions that culminated in the reverse acquisition of Peregrine, Inc. in February 2002. Still, during 2001 and 2002, the Company had minimal funds available for sales and marketing efforts. During those years, it spent less than $5,000 per year in advertising related to sales efforts and employed one equipment sales person. The Company also spent an additional $9,000 on general advertising efforts.

Comparison of Years Ended December 31, 2002 and 2001

Revenue

Revenue increased from $239,268 during the year ended December 31, 2001 to $870,360 during the year ended December 31, 2002, or 264%.

Equipment sales revenues increased 368% from $141,333 to $661,199 between years, due mainly to two large orders received by the Company during September 2002 that were completed by December 31, 2002. Through the first nine months of 2002, the Company's equipment sales had already more doubled from the same period in the prior year, increasing from $102,378 to $292,533. During the fourth quarter of 2002, the Company recognized revenues of approximately $270,000 from a single sale of NightHawk rebooting devices, and approximately $84,000 from a single sale of load controllers to an electric utility.

Airtime sales increased from $97,935 in 2001 to $209,161 in 2002. However, revenues from 2001 were generated during a three-month period in 2001 after the purchase of Vacation, while airtime revenues were generated for a full twelve-month period in 2002. Monthly airtime sales revenues declined quarterly throughout 2002, from an average of $32,465 during the last quarter of 2001 to a monthly average of $21,140 during the last quarter of 2002. This was due to the closing of retail paging locations operated by Vacation during 2002. Until the paging services provided to remote control equipment customers of the Company increases substantially, this trend of decreasing airtime revenues can be expected to continue.

Cost of sales/Gross margin

Total cost of sales increased from $230,005 in 2001 to $474,623 in 2002, due to increased volumes of equipment and airtime sales between periods as mentioned above, but decreased as a percentage of total sales from 96% to 54%. Overall gross margins increased from 4% in 2001 to 45% in 2002. The Company produced a negative gross margin in 2001 on equipment sales, but produced a margin of 53% on equipment sales made during 2002. The increase was due mainly to purchasing benefits and operating efficiencies realized from greater volume production between years. Gross margins on airtime sales decreased from 47% to 40% as retail airtime sales volumes decreased with the closing of retail sales locations.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 104% from $650,019 in 2001 to $1,325,837 in 2002, due primarily related to increases in employee costs, professional fees, stock compensation expense and amortization of intangibles. From 2001 to 2002, the Company added several employees, including two with the acquisition of Vacation in September 2001. As a result, salaries, wages and other personnel-related expenses increased from $224,197 in 2001 to $478,818 in 2002. Professional fees increased from $83,679 in 2001 to $162,268, due mainly to legal and accounting fees associated with the reverse acquisition of Peregrine, Inc. effective February 1, 2002. During 2002, the Company recorded approximately $290,000 in expenses related to stock issuances to consultants. Amortization expense increased from $44,510 in 2001 to $156,288 in 2002 as a result of the amortization of intangible assets associated with the purchase of Vacation over a 12-month period in 2002, as opposed to a 3-month period in 2001.

Other operating expenses

The Company recognized a charge of $112,394 in 2002 for the impairment of the customer base acquired from Vacation.

During 2001, the Company recognized consulting expense of $306,250 because it issued 1,225,000 shares of its common stock to consultants for future services. At the date of commitment, the total consulting cost was calculated to be $1,225,000 ($1.00 per share), which was to be recognized over the one-year term of the agreement. Therefore, an additional $918,750 of expense was recognized during the year ended December 31, 2002. During the fourth quarter of 2002, the Company recorded a reduction in stock compensation expense of $1,225,000 related to the cancellation of the agreements, as management determined that no services had been performed.

Also during 2001, the Company recognized consulting expense of $212,500 because it issued an aggregate of 850,000 shares of its common stock to its then outside directors for services. At the date of commitment, total compensation cost was calculated to be $850,000, which was to be recognized over the one-year term of the agreement. An additional $637,500 of consulting expense was recognized during the year ended December 31, 2002. During the fourth quarter of 2002, the Company canceled the issuance of 200,000 of these shares that were returned by two of the directors to the Company, and reversed $200,000 of associated consulting expenses as the associated services were never performed.

Interest expense

Although amounts outstanding under notes payable decreased only slightly between December 31, 2001 and 2002, interest expense decreased from $164,470 in 2001 to $39,172 in 2002. During 2001, the Company recognized approximately $135,000 in interest expense as a result of stock awards to both related party and other creditors of the Company. Only $14,640 of interest expense resulting from stock transfers was recorded in 2002.

Net loss/Net loss per share

The net loss for 2002 was $1,162,916, or $0.06 per share, compared to a net loss for 2001 of $1,323,976, or $0.12 per share. As explained in the preceding paragraphs, the reason for the reduction of the net loss between years was an increase in sales, which produced additional gross profit, and the decrease in interest expense recorded by the Company. These positive factors more than offset increases in selling, general and administrative expenses between years.

Liquidity and Capital Resources

The Company's financial statements for year ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For 2002, the Company reported a net loss of $1,162,916 and as of December 31, 2002 has a stockholders' deficit of $708,091. In addition, the Company had a working capital deficiency of approximately $747,830 as of December 31, 2002. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2001 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

For the year ended December 31, 2002, the Company used $103,025 in net cash for operating activities. This amount included the receipt of $432,600 from a single customer that the Company has recorded as deferred revenue at year end. During 2002, aside from using cash generated from normal operations, the Company was able to meet its financial obligations principally through private placements of its common stock in which it generated $521,650 in cash proceeds in return for the issuance of 2,479,000 shares of common stock and 2,304,000 warrants. The Company also received approximately $65,000 in short term loan proceeds from related parties during 2002 to assist it in meeting short term cash needs in an effort to maintain production schedules for customers. Only approximately $21,000 of these borrowings remained outstanding at December 31, 2002. To diminish the need for these short-term advances, during the fourth quarter of 2002 the Company established purchase order and accounts receivable financing to assist it in meeting the production costs of orders received. As of December 31, 2002, the Company had $82,502 outstanding under its factoring agreement. Approximately half of the Company's debt outstanding at December 31, 2002 is held by related parties, and was outstanding throughout 2002. The Company was able to arrange for minimal payments to be made on the outstanding amounts during fiscal 2002. However, no assurance may be given that it will be able to continue to do so without receiving demands for payment.

The Company continues to be cash flow negative from operations, but has enjoyed increasing cash flows from operations since the end of the third quarter of 2002 due to increasing sales volumes. However, until the Company generates sufficient cash flows from operations to cover its recurring expenses and any debt requirements, it will need to continue to raise funds through private or public placements of its equity securities, or debt instruments. No assurance can be given that it will be able to do so in an amount to sufficiently cover its cash flow deficits. However, during April and May 2003, the Company did receive $300,000 in exchange for stock, warrants and a 90-day convertible note. The Company anticipates using some portion of these funds to increase its sales and marketing efforts in an effort to increase revenues and cash flows. In addition, as of December 31, 2002, the Company had 2,695,200 warrants outstanding with exercise prices ranging from $0.20 to $1.50 per share that expire from January 2003 through November 2004. These warrants, to the extent they have exercise prices below current market prices, may represent a source of cash funds for the Company in the future. However, no assurance can be given that the Company will receive proceeds from the exercise of these warrants, or from any other source, without which, the Company will have insufficient funds to execute its business plan for the next twelve months.

As a result of funds raised and expected to be raised subsequent to December 31, 2002, the Company believes that it will be able to initiate a sales and marketing plan designed to utilize direct sales efforts, as well as indirect sales efforts through dealer networks and through improvements to its own web site. To date, the majority of revenues have been generated from customers who have found the Company via its web site, or through referrals from vendors or existing customers.

The Company also believes that it can eventually generate additional revenues by making improvements to existing products and designing new products. The Company's current products utilize a paging medium, but the Company is now working to develop a product that will utilize an alternative wireless medium, such as satellite.

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

- intangible assets
- stock based compensation

Intangible assets

Intangible assets include patent costs, a non-compete agreement and a customer base, and are stated at cost. Amortization is provided by use of the straight-line method over the estimated lives as follows:

           Patents                     Ten years
           Customer base               Twenty six months
           Non-compete agreement       One year

The Company reviews these and any other long-lived assets for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on management's review at December 31, 2002, the Company recorded a charge of $112,394 in 2002 related to an impairment of the customer base.

Stock based compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations.

ITEM 7. FINANCIAL STATEMENTS

The audited consolidated balance sheet of the Company as of December 31, 2002 and related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001 are included, following Item 14, in sequentially numbered pages numbered F-1 through F-19. The page numbers for the financial statement categories are as follows:

Index                                                                     Page
                                                                          -----

Report of Independent Auditors............................................ F-1
Consolidated Balance Sheet as of December 31, 2002........................ F-2
Consolidated Statements of Operations for the Years Ended December
31, 2002 and 2001 ........................................................ F-3
Consolidated Statements of Stockholders' Deficit for the Years Ended
December 31, 2002 and 2001................................................ F-4
Consolidated Statements of Cash Flows for the Years Ended December 31,
2002 and 2001............................................................. F-5
Notes to Consolidated Financial Statements ............................... F-6



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 13, 2002, the client-auditor relationship between the Company and Chisholm & Associates ("C&A") ceased as C&A was not reappointed as the Company's auditor after a change in Company management, which occurred as a result of the February 1, 2002 reverse merger with Peregrine, Inc. On April 29, 2002, the Company engaged Gelfond Hochstadt Pangburn, P.C. to serve as its new independent accountants.

C&A's auditor's report on the financial statements of the Registrant for the years ended December 31, 2001 and December 31, 2000, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles during the fiscal years ended December 31, 2001 and December 31, 2000 except as follows: C&A's report on the financial statement of the Company as of and for the years ended
December 31, 2001 and 2000, contained a separate paragraph stating "the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the audits of the Company's financial statements for the years ended December 31, 2001 and December 31, 2000 and any subsequent interim period through the date of dismissal, there were no disagreements with C&A on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS   AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934, AS AMENDED

The following persons are executive officers and directors of the Company:

H. Douglas Saathoff, 41 - Chief Executive Officer, Chief Financial Officer

H. Douglas "Doug" Saathoff joined the Company as its full time Chief Financial Officer on January 1, 2003 after serving in that capacity on a part-time consulting basis beginning in October 2002. On March 26, 2003, he was promoted to the position of Chief Executive Officer. Prior to joining the Company, he served as Chief Financial Officer for ATSI Communications, Inc. (AMEX: AI), from June 1994 through July 2002 and as a Board Member of ATSI's publicly traded subsidiary, GlobalSCAPE, Inc. (GSCP.OB) from April 1997 through June 2002. During his tenure at ATSI, he was directly responsible for establishing and monitoring all accounting, financial, internal reporting and external reporting functions, and had primary responsibility for fundraising efforts. ATSI raised over $60 million in debt and equity financing from both individuals and institutions during Doug's tenure, and moved from the Canadian OTC market to the U.S. OTC market and eventually to a listing on the American Stock Exchange in February 2000. ATSI grew from San Antonio-based start-up with 11 employees to an international operation with in excess of 500 employees and operations in the U.S., Mexico, Costa Rica, Guatemala and El Salvador with annual revenues in excess of $60 million. He was instrumental in the acquisition of subsidiaries and customer bases, as well as the divestiture of GlobalSCAPE in June 2002. Prior to joining ATSI, Doug served as the Accounting Manager, Controller and Financial Reporting Manager for U.S. Long Distance Corp. from 1990 to 1993. While at USLD he was responsible for supervising all daily accounting functions, developing internal and external financial reporting of budgeted and actual information, and for preparing financial statements for shareholders, lending institutions and the Securities and Exchange Commission. Doug also served as Senior Staff Accountant for Arthur Andersen & Co. where he planned, supervised and implemented audits for clients in a variety of industries, including telecommunications, oil &gas and financial services. Doug graduated from Texas A&M University with a Bachelor of Business Administration degree in Accounting, and has passed the CPA exam.

Arlen Felsen, 43 - Chief Information Officer, Board Member

Mr. Felsen has been a member of the Board since February 2002, and was re-elected in April 2002. He has an extensive background in the paging industry including in depth knowledge of paging technology. In 1991 he co-founded (along with Amy Felsen) Vacation Communication, Inc. d.b.a. Gotta Go Wireless, retail and wholesale paging and wireless provider. He built the company into a leading paging provider to the Denver metropolitan area and expanded the operation throughout Colorado, Utah and Idaho. Within a few years Gotta Go Wireless had significant market share in this region of the U.S. When the Company purchased Gotta Go in 2001, Mr. Felsen joined the Company to oversee product development.

Myron Anduri, 47 - Vice President of Sales

Mr. Anduri joined the Company in January 2000. From 1999 to 2000 he was Vice President-New Business Development for Kyocera Solar Inc. of Scottsdale, Arizona. While with Kyocera, he worked to develop new market areas for the company's solar power products. From 1997 to 1999 he served as Vice President-Telecommunications Division, a $21 million international unit, where he managed all sales and engineering efforts. From 1993-1997 Mr. Anduri was Senior Vice President-Marketing and Sales for Photocomm Inc. a Nasdaq-traded company based in Scottsdale Arizona, which was ultimately acquired by Kyocera in 1997. He also served as Vice President-Industrial Division of Photocomm from 1989-1993 and was the Rocky Mountain Regional Manager from 1987-89. Mr. Anduri holds a BA in Economics from Colorado State University.

Max Polinsky, 45 - Chairman of the Board

Mr. Polinsky was elected a member the Board in April 2002 and is a member of our audit committee. He is a director and principal of Venbanc, Inc., an investment and merchant bank located in Winnipeg, Manitoba Canada that he founded with a partner in 1994. Venbanc specializes in the structuring and financing of start-up companies and provides follow-up financial and management advisory assistance. It has successfully funded and taken public several companies in Canada and the United States in the past seven years. Prior to this Mr. Polinsky was the general manager of City Machinery Ltd., a nationwide power transmission parts distributor with offices across Canada. He began his career as a stockbroker at Canarim Investment Corp. (now Canaccord Capital) in 1982. Mr. Polinsky graduated with honors from the University of Manitoba with a degree in Business Administration, Finance Major.

Steven Goodbarn, 45 - Board Member

Mr. Goodbarn was elected a member of the Board in April 2002 and is the Chair of the Audit Committee. He was chief financial officer of Janus Capital Corporation from 1992 until late 2000. During that time, he was a member of the executive committee and served on the board of directors of many Janus corporate and investment entities. Mr. Goodbarn is a CPA and spent 12 years at Price Waterhouse prior to joining Janus. Steve is also a member of the Board of Directors of EchoStar Communications Corp.

Patricia Thompson, 59 - Board Member

Ms. Thompson was elected a member of the Board in April 2002 and is the Chair of our Compensation Committee. She has served as Senior Vice President of Daniels & Associates since 1991. During Ms. Thompson's tenure at Daniels & Associates, she has completed hundreds of transactions for small, independently owned cable companies as well as larger multiple systems operators. Over the years, she has won several annual Daniels awards for completing the most transactions within a given year. Prior thereto, Ms. Thompson owned and operated Pat Thompson & Co. for approximately ten years, the nation's first woman-owned cable television brokerage company. Ms. Thompson currently serves as a Director on the Small Cable Business Association Board and is an NCTA-CablePac Committee Member.


Patrick A. Gorman, 38 - Board Member

Mr. Gorman was elected a member of the Board in April 2002, and is a member of the compensation committee. He is the managing director of Gorman and Associates, Inc., a strategic consulting firm for corporate and government affairs. Since its inception, the company has been dedicated to being the preeminent business development firm for companies seeking to do business with the Fortune 500 as well as the advisory firm of choice in understanding the federal government in Washington, D.C. Mr. Gorman's focus at Gorman and Associates, Inc. includes law and the legislative process, communications, government relations, and operations. Over the last 10 years, he has advised corporations, NGOs, non-profits, and individuals on issues pertaining to criminal law, the environment, telecommunications, international trade, fund raising, community development, media relations, and alternative dispute resolution. Mr. Gorman is a member of the Advisory Board of New Media Strategies, Inc., an Internet service provider focused on public relations, communications, and viral marketing. Mr. Gorman is also a Board member of the Echo Hill Campership Fund, a local non-profit whose mission is to send the neediest, very low-income, inner-city youths to camp on the Chesapeake Bay. Mr. Gorman is admitted to practice law in Maryland and the District of Columbia and has successfully appeared at the administrative, district, circuit, and appellate court levels.

Herbert I. Jacobson, 72 - Board Member

Mr. Jacobson has been a member of the Board since February 2002, and was re-elected in April 2002. He is an entrepreneur who has built several businesses from the ground up. In 1984 he founded Advanced Communication Services and Aaron Communication Services, both sales and service companies in paging and cable. He started PCT in 1992 as a progression into the wireless control industry. He also was founder of the Children's Metabolic Research Foundation and a Director of the National Gaucher Foundation. He volunteers at the Denver Museum of Nature & Science and mentors senior citizens on the use of the Internet. He served in Army Finance and taught American history, political science, business and literature at the high school level. Mr. Jacobson is a graduate of Montclair State University and completed graduate level coursework at Denver University and the University of Florida.

Steven Jacobson, 39 - Board Member

Mr. Jacobson has been a member of the Board since February 2002, and was re-elected in April 2002. He is a member of the compensation committee, and was instrumental in the development of the Company from its inception. In March of 1992 he began as Vice President of Marketing, assumed the roles of Chief Operating Officer and Chief Financial Officer in 1995, and later became the Chief Executive Officer of the Company. On March 26, 2003, he resigned as Chief Executive Officer, but remains at the Company as an employee. From 1987-1992 he was a legislative aide to US Senator Hank Brown and Congressman James Schuer where his responsibilities included the oversight and coordination of joint environmental policy legislation. Mr. Jacobson has a joint MA from Rutgers and Princeton in Public Policy and Finance, and a BA from Colorado College. He received a Masters of Business Administration (MBA) through a joint program from the University of Colorado and Columbia University.

Robert Woodworth, 51 - Board Member

Mr. Woodworth was elected a member of the Board in April 2002. He is a capital markets financial specialist, with extensive experience in arranging capital for emerging companies. He is a former managing director of Trust Company of America, and has served as a director for several mutual funds and investment advisory firms. Bob has over twenty-five (25) years experience in the financial services industry.

Each member of the Board of Directors was elected for a one-year term on April 29, 2002. Herbert I. Jacobson is the father of Steven Jacobson.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The following officers and directors did not file the indicated forms for the indicated transactions or events. These transactions and events were reported on Form 5 filings made subsequent to December 31, 2002, with respect to the Company's fiscal year 2002.

H. Douglas Saathoff did not file a Form 4 upon joining the Company as its Chief Financial Officer, and did not file Form 3's for six transactions in which he became a beneficial owner of securities.

Arlen Felsen did not file a Form 4 subsequent to the merger of PCT with the Company on February 1, 2002, and did not file a Form 3 for one transaction in which he became a beneficial owner of securities.

Max Polinsky did not file a Form 4 subsequent to his election to the Board of Directors on April 29, 2002.

Steven Goodbarn did not file a Form 4 subsequent to his election to the Board of Directors on April 29, 2002, and did not file a Form 3 for two transactions in which he became a beneficial owner of securities.

Patricia Thompson did not file a Form 4 subsequent to her election to the Board of Directors on April 29, 2002, and did not file a Form 3 for one transaction in which she became a beneficial owner of securities.

Patrick Gorman did not file a Form 4 subsequent to his election to the Board of Directors on April 29, 2002.

Herbert I. Jacobson did not file a Form 4 subsequent to the merger of PCT with the Company on February 1, 2002, and did not file a Form 3 for two transactions in which he became a beneficial owner of securities.

Steven Jacobson did not file a Form 4 subsequent to the merger of PCT with the Company on February 1, 2002, and did not file a Form 3 for three transactions in which he became a beneficial owner of securities

Bob Woodworth did not file a Form 4 subsequent to his election to the Board of Directors on April 29, 2002.



ITEM 10. EXECUTIVE COMPENSATION

                                                   Summary Compensation Table
                Annual Compensation                             Long Term Compensation
                                                                Awards                                Payouts
Name and        Year Salary         Bonus  Other annual         Restricted    Securities Underlying   LTIP    All other
principal                                  compensation         stock award   Options/SARS (#)        payouts compensation
position                                   ($)                  ($)                                   ($)     ($)
Steven Jacobson
Chief Executive
Officer (a)     2002 $177,000 (b)   $   -  $ 4,966        (c)   $         -   500,000                 $     - $          -


Notes:
   (a)Steven Jacobson was Chief Executive Officer of PCT when PCT was acquired by the Company effective February 1, 2002. He became Chief Executive Officer of the Company subsequent to this acquisition.
   (b)Salary includes the issuance of 1,000,000 shares valued at $0.14 per share issued in lieu of cash compensation, and $37,000 in cash compensation.
   (c)Amount includes $4,966 in personal expenses.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

                 Beneficial Owners of More Than 5%
              of NightHawk Systems, Inc. Common Stock

Title of class Name and address of beneficial owner Amount and nature of beneficial owner  Percent of class

Common stock   Steven Jacobson                      5,550,100    (a)(b)                    25%
               7995 E. Mississippi, #E6
               Denver, Co.  80247

Common stock   Herbert I. Jacobson                  3,001,000    (c)                       14%
               1011 S. Valentia St., #87
               Denver, Co.  80247


Notes:
   (a)Includes 450,000 shares under options, none of which vest within 60 days.
   (b)Includes 550,000 shares held in a trust that expires on 6/11/06 for Aaron Guth and 550,000 shares held in a trust that expires on 3/31/09 for Adam Guth. Steve Jacobson acts as trustee for both trusts, and has all rights afforded any shareholder, including voting rights, until the trusts expire.
   (c)Includes 1,500,500 shares held in the name of Mr. Jacobson's wife, Sharon Jacobson.





                     Security Ownership of Management

Title of class Name and address of beneficial owner Amount and nature of beneficial owner  Percent of class

Common stock   Steven Jacobson                       5,550,100   (a), (b)                  25%
               7995 E. Mississippi, #E6
               Denver, Co.  80247

Common stock   Herbert I. Jacobson                   3,001,000                             14%
               1011 S. Valentia St., #87
               Denver, Co.  80247

Common stock   Max Polinsky                            500,000                              2%
               138 Portage Ave. East, Ste. 406
               Winnipeg, Manitoba  R2COA1

Common  stock  Steven Goodbarn                         676,000   (c)                        3%
               93 Falcon Hills Dr
               Highlands Ranch, Co  80126

Common stock   Patricia Thompson                       200,000   (d)                        1%
               400 E. Third, #606
               Denver, Co  80203

Common stock   Arlen Felsen                            575,000   (e)                        3%
               PO Box 260980
               Highlands Ranch, Co  80163

Common stock   Patrick Gorman                                -                              0%
               1666 K Street NW, Ste 500
               Washington, D.C.  20006

Common stock   Bob Woodworth                                 -                              0%
               7100 E. Belleview, Ste. 203
               Greenwood Village, Co  80111

Common stock   Directors and officers as a group    12,000,424                             54%


Notes:
   (a)Includes 450,000 shares under options, none of which vest within 60 days
   (b)Includes 550,000 shares held in trust for Aarom Guth which expires on 6/11/06 and 550,000 shares held in trust for Adam Guth which expires on 3/31/09. Steve Jacobson acts as trustee for both, and has all rights afforded any shareholder, including voting rights, until the trusts expire.
   (c)Includes 335,000 warrants currently exercisable
   (d)Includes 100,000 warrants currently exercisable
   (e)Includes 250,000 options exercisable in thirds on 1/1/04, 1/1/05 and 1/1/06

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 30, 2001, PCT acquired certain assets and assumed certain liabilities of Vacation Communication, Inc., a Colorado corporation, in exchange for $50,000 cash, 150,000 shares of the Company's common stock valued at $150,000, and notes payable of $183,135, which included a non compete agreement. Vacation Communication was owned by Arlen Felsen and his wife. Mr. Felsen is a board member and officer of the Company. At December 31, 2002, the balance owed was $121,422, and in 2002 the Company made payments totaling $48,718 towards the notes. In connection with the acquisition of Vacation Communication, Inc. the Company entered into employment agreements with Mr. and Mrs. Felsen and another employee. The agreement with Mr. Felsen calls for annual salary of $25,000 through February 2005. The agreements with Mrs. Felsen and the employee call for annual salaries of $25,000 and $27,000, respectively. In addition, the agreements provide for covenants-not-to-compete for a period of one year following separation from the Company.

In October 2001, PCT issued an aggregate of 850,000 shares of its common stock to its outside directors for services. The directors were Charles McCarthy, Jr, Thomas Betterton, Lawrence Brady, Allen Gordon, Edwin Meese III, William Odom, Larry Pressler and Max Polinsky. At the date of commitment, total compensation cost was calculated to be $850,000, which is to be recognized over the one-year term of the agreement. During the fourth quarter of 2002, the Company canceled the issuance of 200,000 of these shares that were returned by Mr. Gordon and Mr. Odom to the Company, and reversed $200,000 of associated consulting expenses as these services were never performed. With the exception of Mr. Polinsky, the other directors of PCT listed above resigned in April 2002.

In December 2001, PCT entered into an employment agreement with Steve Jacobson, its president/ chief executive officer. The agreement called for an annual salary of $150,000 and a grant of options to purchase 450,000 shares of PCT's common stock. These options were never issued. Additionally, under the agreement, PCT was obligated to make monthly payments on the officer's student loans in the amount of $460. The agreement also provided for a covenant-not-to-compete for a period of one year following separation from the Company. At a meeting held in December 2002, the Board of Directors of the Company voted to terminate the existing agreement effective January 1, 2003 and to replace it with a new one-year agreement paying Mr. Jacobson $72,000 per year. This agreement was not executed. The Board also voted to award Mr. Jacobson options to purchase 450,000 shares of common stock on January 1, 2003. No option agreement has been executed. At a meeting of the Board of Directors held on March 26, 2003, the Board accepted Steve Jacobson's resignation as chief executive officer.

As of December 31, 2001, PCT had a payable to Steve Jacobson of $92,780 for un-reimbursed business expenses incurred by him over a period of several years. Also as of December 31, 2001 PCT had a receivable due from him of $118,629 as a result of company payments of personal expenses incurred by him over a period of several years. During 2002, the Company eliminated the amount owed to Mr. Jacobson by making payments of $97,746 to various entities on his behalf. Funds paid in excess of the amount owed to Mr. Jacobson were expensed as salary to Mr. Jacobson.

In December 2001, PCT entered into an employment agreement with Mark Brady, the son of Lawrence Brady, a director of PCT at the time, to be its chief financial officer. The agreement called for an annual salary of $120,000 and a grant of options to purchase 400,000 shares of PCT's common stock. These options were never issued. In addition, the agreement provided for a covenant-not-to-compete for a period of one year following separation from PCT. Subsequent to year end the individual and PCT terminated their agreement. Management of the Company does not believe there are any amounts owing to Mr. Brady under the agreement at December 31, 2002.

In December 2001, PCT entered into an employment agreement with its vice president of marketing, Celia Gray. The agreement called for an annual salary of $75,000 and a grant of options to purchase 150,000 shares of PCT's common stock. These options were never issued. In addition, the agreement provided for a covenant-not-to-compete for a period of one year following separation from PCT. During 2002, Ms. Gray and the Company terminated their agreement. Management of the Company does not believe there are any amounts owing to Ms. Gray under the agreement at December 31, 2002.

In December 2001, PCT entered into an employment agreement with its vice president of sales, Myron Anduri. The agreement called for an annual salary of $60,000, and the payment of commissions on sales of the Company's products. At a meeting held in December 2002, the Board of Directors of the Company voted to terminate the existing agreement effective January 1, 2003 and to replace it with a new one-year agreement paying Mr. Anduri $75,000 per year. This agreement has not been executed. As of December 31, 2002, the Company owed Mr. Anduri $11,100 in salary and $8,365 in commissions under the old contract.

At a meeting held in December 2002, the Board of Directors voted to issue a one-year contract to the Company's chief financial officer, H. Douglas Saathoff, effective January 1, 2003 including an annual salary of $120,000. The Board also voted to award Mr. Saathoff options to purchase 500,000 shares of common stock effective January 1, 2003. These agreements have not been executed. At a meeting of the Board of Directors held on March 26, 2003, Mr. Saathoff was named Chief Executive Officer of the Company.


ITEM 13.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) 99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) None

ITEM 14.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:


Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer, who is also the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls:

Prior to January 1, 2003, the Company did not maintain adequate internal controls related to treasury activities. Throughout 2002 and until March 26, 2003, the Company's former Chief Executive Officer was responsible for, among other duties, opening the mail, making accounting entries, writing checks and producing financial reports. Disbursements of cash and stock issuances were made during this time period that have not been substantiated as relating to Company business, or were made in error. In addition, filings made with the Internal Revenue Service and other government agencies did not accurately reflect activities of the Company during this time period. During the course of the audit of the Company's 2002 fiscal year, unsubstantiated payments were adjusted first as payments against amounts previously owed to the former Chief Executive Officer and then to salary expense to the former Chief Executive Officer in the accompanying audited financial statements for the year ended December 31, 2002. See related disclosure in Item 12. Amounts owed to the Internal Revenue Service and other government agencies have been estimated and included in accrued expenses in the accompanying audited financial statements for the year ended December 31, 2002. Subsequent to the addition of a Chief Financial Officer and accounting staff in January 2003, the Board of Directors and management of the Company implemented control procedures related to treasury activities at the Company, including, but not limited to, dual signature requirements on checks of $5,000 and above and board authorization of all stock issuances. At the meeting of the Board of Directors held on March 26, 2003, the former Chief Executive Officer resigned, and the Chief Financial Officer was appointed as his replacement by the Board of Directors.
Consequently, the same person currently holds both the position of Chief Executive Officer and Chief Financial Officer, but a process has been initiated to segregate responsibilities in order to reduce the opportunities for a single person to be in a position to both perpetrate and conceal errors or irregularities in the normal course of business. In addition, the Chief Executive Officer and the audit committee have initiated a process to establish and implement a written policy on disclosure controls and procedures to be in place as soon as possible.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NightHawk Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NIGHTHAWK SYSTEMS, INC.



Dated: May 28, 2003                            By: /s/ H. Douglas Saathoff
                                                   ------------------------
                                                   H. Douglas Saathoff
                                                   Chief Executive Officer
                                                   and
                                                   Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NightHawk and in the capacities and on the date indicated:


Signature                       Title                                 Date
---------                       ------                              --------
/s/ Steven Jacobson            Director                          May 28, 2003
-------------------------
Steven Jacobson

/s/ Arlen Felsen               Director                          May 28, 2003
-------------------------
Arlen Felsen

/s/ Herbert I. Jacobson        Director                          May 28, 2003
-------------------------
Herbert I. Jacobson

/s/ Max Polinsky               Director                          May 28, 2003
--------------------------
Max Polinsky

/s/ Patricia Thompson          Director                          May 28, 2003
--------------------------
Patricia Thompson

/s/ Patrick Gorman             Director                          May 28, 2003
--------------------------
Patrick Gorman

/s/ Steven R. Goodbarn         Director                          May 28, 2003
--------------------------
Steven H. Goodbarn

/s/ Bob Woodworth              Director                          May 28, 2003
--------------------------
Bob Woodworth

                       CERTIFICATION OF PERIODIC REPORT


I, H. Douglas Saathoff, certify that:

   1. I have reviewed this annual report on Form 10-KSB of NightHawk Systems, Inc. (the "Registrant");

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements
were made, not misleading  with  respect  to the period         covered by this
annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

   4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. I have indicated in this annual report in Item 14 (b) that there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 28, 2003


                                            /s/ H. DOUGLAS SAATHOFF
                                            -----------------------------------

                                            H. Douglas Saathoff
                                            Chief Executive Officer and
                                            Chief Financial Officer

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Nighthawk Systems, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of NightHawk Systems, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nighthawk Systems, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company incurred net losses of $1,162,916 and $1,323,976 during the years ended December 31, 2002 and 2001, respectively, and has a stockholders' deficit and working capital deficiency of $708,091 and $747,830, respectively, at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
April 9, 2003

                           Nighthawk Systems, Inc.
                          Consolidated Balance Sheet
                              December 31, 2002

        ASSETS

Current assets :
     Cash                                                  $         428,677
     Accounts receivable, net of allowance for
       doubtful accounts of $6,035                                   205,290
     Inventories                                                      59,708
                                                           -----------------

               Total current assets                                  693,675


Furniture, fixtures and equipment, net (Note 4)                       17,750
Intangible assets, net (Note 5)                                       43,115
                                                           -----------------

                                                           $         754,540
                                                           =================

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities :
    Accounts payable                                       $         340,122
    Accrued expenses                                                 191,945
    Lines of credit (Note 8)                                          19,842
    Notes payable (Note 9)
        Related parties                                              206,369
        Factoring arrangement                                         82,502
        Other                                                        119,213
    Deferred revenue                                                 432,600
    Other related party payable                                       48,912
                                                           -----------------

               Total current liabilities                           1,441,505

    Long term debt, related party (Note 9)                            21,126
                                                           -----------------

               Total liabilities                                   1,462,631
                                                           -----------------

Commitments and contingencies (Notes 3,6,10 and 11)

Stockholders' deficit (Notes 10 and 11):
    Preferred stock; $0.001 par value; 5,000,000
      shares authorized; none issued and outstanding
    Common stock; $0.001 par value; 50,000,000
      shares authorized; 21,333,780 issued and outstanding            21,334
    Additional paid- in capital                                    2,517,338
    Accumulated deficit                                           (3,128,134)
    Receivable from stockholder                                     (118,629)
                                                           -----------------

               Total stockholders' deficit                          (708,091)
                                                           -----------------

                                                           $         754,540
                                                           =================


                    The accompanying notes are an integral part of these financial statements.

                                               Nighthawk Systems, Inc.
                                        Consolidated Statements of Operations

                                                                     Years ended December 31,
                                                                     ------------------------

                                                        2002                                         2001
                                                        ----                                         ----

Product sales, net                               $         661,199                            $         141,333
Airtimes sales, net                                        209,161                                       97,935
                                                 -----------------                            -----------------

                                                           870,360                                      239,268
                                                 -----------------                            -----------------

Cost of goods sold                                         349,075                                      178,315
Cost of airtime sold                                       125,548                                       51,690
                                                 -----------------                            -----------------

                                                           474,623                                      230,005
                                                 -----------------                            -----------------

     Gross profit                                          395,737                                        9,263

Selling, general and administrative expenses             1,325,837                                      650,019
Amortization of deferred compensation (Note 10)          1,556,250                                      518,750
Reversal of 2001 deferred compensation (Note 10)          (368,750)                                           -
Reversal of 2002 deferred compensation (Note 10)        (1,106,250)                                           -
Impairment of customer base (Note 2)                       112,394                                            -
                                                 -----------------                            -----------------

     Loss from operations                               (1,123,744)                                  (1,159,506)
                                                 -----------------                            -----------------

 Interest expense :
     Related parties                                        17,795                                      113,344
     Other                                                  21,377                                       51,126
                                                 -----------------                            -----------------

                                                            39,172                                      164,470
                                                 -----------------                            -----------------

Net loss                                         $      (1,162,916)                           $      (1,323,976)
                                                 =================                            =================

Net loss per basic and diluted common share      $           (0.06)                           $           (0.12)
                                                 =================                            =================

Weighted average shares outstanding                     18,128,254                                   11,494,013
                                                 =================                            =================


                    The accompanying notes are an integral part of these financial statements.

                                                         Nighthawk Systems, Inc.
                                             Consolidated Statements of Stockholders' Deficit
                                              For the Years Ended December 31, 2002 and 2001

                                                            Additional
                 Preferred Stock       Common Stock         Paid-in      Accumulated  Deferred     Stockholder
                 ---------------       ------------
                 Shares    Amount    Shares       Amount    Capital      Deficit      Compensation Receivable   Total
                 ------    ------    ------       ------    -------      -------      -----------------------   -----

Balances,                             9,250,000    $9,250      $(1,066)    $(641,242)                $(27,349)   $(660,407)
December 31,
2000

Preferred stock   103,000  $432,600                                                                                      -
issued in
satisfaction of
notes payable

Common stock                            800,000       800        7,200                                               8,000
issued for
services

Common stock                          1,500,000     1,500      133,500                                             135,000
and options
issued for
interest
expense

Common stock                            150,000       150      149,850                                             150,000
issued for
acquisition of
assets of
Vacation
Communication,
Inc.

Private                                 391,200       391      375,346                                             375,737
placement of
common stock
(net of
offering costs)

Common stock                          2,075,000     2,075    2,072,925                $(2,075,000)                       -
issued for
services

Amortization of                                                                           518,750                  518,750
deferred
compensation
costs

Conversion of    (103,000) (432,600)    515,000       515      432,085                                             432,600
preferred stock
to common stock

Advances to                                                                                           (91,280)     (91,280)
stockholder

Net loss                                                                  (1,323,976)                           (1,323,976)
                 -------   -------   ----------    ------    ---------     ---------    ---------     -------    ---------
December 31,                         14,681,200    14,681    3,169,840    (1,965,218)  (1,556,250)   (118,629)    (455,576)
2001

Common stock                          2,479,000     2,479      519,171                                             521,650
issued for cash

Common stock                          1,473,324     1,473      285,027                                             286,500
issued for
services

Transfer of                                                     21,000                                              21,000
common stock by
stockholder for
obligations of
the Company

Common stock                          4,600,256     4,600       (4,600)                                                  -
retained by
Peregrine, Inc.

Amortization of                                                                            81,250                   81,250
deferred
compensation
cost

Cancellation of                      (1,900,000)   (1,900)  (1,473,100)                 1,475,000                        -
agreements
under deferred
compensation

Net loss                                                                  (1,162,916)                           (1,162,916)
                 -------   -------   ----------    ------    ---------     ---------    ---------     -------    ---------

December 31,                         21,333,780   $21,334   $2,517,338   $(3,128,134)  $        -   $(118,629)   $(708,091)
2002
                 =======   =======   ==========    ======    =========     =========    =========     =======    =========


                    The accompanying notes are an integral part of these financial statements.

                                                    Nighthawk Systems, Inc.
                                             Consolidated Statements of Cash Flows


                                                                                 Years ended December 31,
                                                                                 ------------------------
                                                                        2002                                    2001
                                                                        ----                                    ----

Cash flows from operating activities:
      Net loss                                                      $ (1,162,916)                         $ (1,323,976)
                                                                    ------------                          ------------

Adjustments to reconcile net loss to
   net cash used in operating activities

   Depreciation and amortization                                         156,288                                44,509
   Provision for bad debts                                                 6,035                                     -
   Common stock issued for services                                      286,500                                 8,000
   Common stock issued for interest                                            -                               135,000
   Amortization of deferred compensation (Note 10)                     1,556,250                               518,750
   Reversal of 2001 deferred compensation (Note 10)                     (368,750)                                    -
   Reversal of 2002 deferred compensation (Note 10)                   (1,106,250)                                    -
   Impairment of customer base (Note 2)                                  112,394                                     -
Change in assets and liabilities, net of business acquisition:
   Decrease (increase) in accounts receivable                           (200,468)                                2,971
   Decrease (increase) in inventories                                      6,873                               (52,481)
   Increase in accounts payable                                           54,830                               272,059
   Increase in accrued expenses                                          118,257                                59,533
   Increase in deferred revenue                                          432,600                                     -
   Net decrease in other assets and liabilities                            5,332                                     -
                                                                    ------------                          ------------

Total adjustments                                                      1,059,891                               988,341
                                                                    ------------                          ------------

Net cash used in operating activities                                   (103,025)                             (335,635)
                                                                    ------------                          ------------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                         (6,732)                               (3,373)
   Increase in patent applications                                             -                                (2,800)
   Cash paid in business acquisition (Note 3)                                  -                               (25,232)
                                                                    ------------                          ------------

Net cash used in investing activities                                     (6,732)                              (31,405)
                                                                    ------------                          ------------

Cash flows from financing activities:
   Proceeds from notes payable, related parties                           64,526                                67,000
   Payments on notes payable, related parties                           (141,513)                              (16,052)
   Proceeds from factoring arrangement, net                               82,502                                     -
   Proceeds from notes payable, other                                          -                                75,000
   Payments on notes payable, other                                      (18,529)                              (52,000)
   Net advances (payments) on lines of credit                               (158)                               15,232
   Payments on other related party payable                                  (355)                                    -
   Advances to stockholder                                                     -                               (91,280)
   Net proceeds from issuance of common stock                            521,650                               375,737
                                                                    ------------                          ------------

Net cash provided by financing activities                                508,123                               373,637
                                                                    ------------                          ------------

Net increase in cash                                                     398,366                                 6,597
Cash, beginning of year                                                   30,311                                23,714
                                                                    ------------                          ------------

Cash, end of year                                                   $    428,677                          $     30,311
                                                                    ============                          ============


Supplemental disclosures of cash flow information:

Cash paid for interest                                              $     13,345                          $     15,495
                                                                    ============                          ============

Supplemental disclosure of non-cash investing and financing activities:

Transfer of common stock by stockholder for obligations
of the Company (Note 10)                                            $     21,000
                                                                    ============

Note payable issued to related party in satisfaction of
  account payable                                                                                         $     25,000
                                                                                                          ============

Series A, 7% convertible preferred stock issued in
  satisfaction of notes payable                                                                           $    432,600
                                                                                                          ============

Purchase of assets of Vacation Communication, Inc.
  Customer base                                                                                           $    252,856
  Non-compete agreement                                                                                         85,337
  Accounts receivable                                                                                            6,121
  Furniture, fixtures and equipment                                                                              8,720
  Deposits                                                                                                       5,333
  Fair value of common stock issued                                                                           (150,000)
  Notes issued to seller                                                                                      (183,135)
                                                                                                          ------------
  Net cash paid                                                                                           $     25,232
                                                                                                          ============

                    The accompanying notes are an integral part of these financial statements.

                                       NIGHTHAWK SYSTEMS, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              YEARS ENDED DECEMBER 31, 2002 AND 2001

         1.   Organization,   going   concern,   results   of  operations   and
         management's plans:

              Organization:

         NightHawk Systems, Inc. ("NightHawk" or "the Company"), a Nevada corporation, designs and manufactures easy to use, ready to use, wireless products that can remotely control virtually any electrical device from any location. The Company has developed a specialized circuit-board which can receive wireless signals and switch electrical power. In its simplest form, the technology gives the user the ability to turn devices "on" or "off" from or to remote sites.

         In November 2001, the Company sold the assets and liabilities of its investment in a majority owned subsidiary to a major stockholder. On February 1, 2002, the Company acquired Peregrine Control Technologies, Inc. ("PCT"). The transaction represented a reverse acquisition of the Company by PCT, since PCT owned approximately 76% of the post acquisition shares of the consolidated entity immediately after the completion of the transaction. At the date of the transaction, the Company was a shell company with no net assets. For accounting purposes, the acquisition was treated as an acquisition of the Company by PCT and a recapitalization of PCT. The historical stockholders' deficit of PCT has not been retroactively restated since the shares exchanged in the transaction were on a one-for-one basis. The accompanying consolidated financial statements include the accounts of NightHawk Systems, Inc., and its subsidiary, PCT.

         PCT was incorporated as a Colorado corporation in 1992. In September 2001, the Company purchased certain assets and assumed certain liabilities of Vacation Communication, Inc. (dba Gotta Go Wireless), a Colorado corporation, engaged in providing wireless paging airtime and in product sales. Through Vacation Communication, the Company is able to provide paging services to customers that purchase its remote control products.

         Going concern, results of operations and management's plans:

         The Company incurred a net loss of $1,162,916 during the year ended December 31, 2002 and has a stockholders' deficit and working capital deficiency of $708,091 and $747,830, respectively, as of December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although no assurance can be given that such plans will be successfully implemented, management's plans to address these concerns include:

         1.   Raising working capital through additional borrowings.
         2.   Raising  equity  funding  through  sales  of the Company's common stock
         3.   Implementation of a sales and marketing plan.
         4.   Development  of  new  designs  and  markets  for   the  Company's
              products.

         Subsequent to December 31, 2002, the Company believes that it will be able to raise funds through the private placement of common stock and warrants, and/or the issuance of convertible notes. In addition, as of December 31, 2002, the Company had 2,695,200 warrants outstanding with exercise prices ranging from $0.20 to $1.50 per share that expire from January 2003 through November 2004. These warrants, to the extent they have exercise prices below current market prices, may represent a source of cash funds for the Company in the future. See Note 14.

         As a result of funds raised and expected to be raised subsequent to December 31, 2002, the Company believes that it will be able to initiate a sales and marketing plan designed to utilize direct sales efforts, as well as indirect sales efforts through dealer networks and through improvements to its own web site. To date, the majority of revenues have been generated from customers who have found the Company via its web site, or through referrals from vendors or existing customers.

         The Company also believes that it can eventually generate additional revenues by making improvements to existing products and designing new products. The Company's current products utilize a paging medium, but the Company is now working to develop a product that will utilize an alternative wireless medium, such as satellite.

         The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

         2.   Summary of significant accounting policies

              Cash and cash equivalents

         Cash on hand and in banks, together with marketable securities having original maturities of three months or less, are classified as cash and cash equivalents by the Company.

              Concentration of credit risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. At December 31, 2002, the Company had $205,290 in accounts receivable, net of the allowance for doubtful accounts. Approximately $113,000 of this balance was from one customer. The entire balance was collected subsequent to December 31, 2002. This same customer represented 36% of the Company's revenue during 2002. The Company was not dependent on
         any single industry     segment for its revenues.


         During 2002 and 2001, the Company's largest supplier accounted for approximately 22% and 30% of purchases of pre-manufactured component materials. During 2002, two customers accounted for approximately 36% and 10% of sales, respectively.


             Inventories

         Inventories consist of parts and pre-manufactured component materials and finished goods. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

             Property and equipment

         Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of five to seven years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

             Intangible assets

         Intangible assets include  patent costs, a non-compete agreement and a
         customer base, and are stated  at  cost.   Amortization is provided by
         use of the straight-line method over the estimated lives as follows:

                     Patents                        Ten years
                     Customer  base                 Twenty-six months
                     Non-compete agreement          One year

        The Company reviews these and any other long-lived assets for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on management's review at December 31, 2002, the Company recorded a charge of $112,394 in 2002 related to an impairment of the customer base.


             Revenue recognition

         Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. In these instances, the Company will bill the customer first for items manufactured, and then later for shipping. Revenue from paging airtime sales is recognized over the period of use on a monthly basis.

             Provision for doubtful accounts

         The   Company   reviews   accounts   receivable    periodically    for
         collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

             Advertising:

         Advertising costs are expensed as incurred. For the years ended December 31, 2002 and 2001, advertising costs were approximately $14,000 and $34,100, respectively.

             Income taxes

         Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been completely reduced by a valuation allowance because management does not believe realization of the deferred tax assets is sufficiently assured at the balance sheet date.

             Financial instruments

         The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and notes with floating interest rates approximate their fair values. The fair values of notes with related parties are not practicable to estimate based upon the related party nature of the underlying transactions.


             Net loss per share

        Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. During the year ended December 31, 2001 the Company issued 2,075,000 shares under stock-based compensation arrangements, which were to be earned in future periods. Until they were earned, or canceled, during the year ended December 31, 2002, these shares were considered options for purpose of computing basic and diluted earnings per share. For the years ended December 31, 2002 and 2001, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.


            Use of estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Shipping and handling fees and costs

         The Company records shipping and handling fees billed to customers as revenue, and shipping and handling costs incurred with the delivery of its products as cost of sales.

            Comprehensive income

         For the years ended December 31, 2002 and 2001, the Company had no components of comprehensive income to report.

            Stock-based compensation

          Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.


            Recently issued accounting pronouncements

         In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123 Accounting for Stock-Based Compensation and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002 and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under APB 25. Therefore, this pronouncement is not expected to impact the Company's financial position or results of operations.

         In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company is currently evaluating the recognition provisions of FIN 45, but does not expect that the adoption of FIN 45 will have a significant immediate impact on the financial condition or results of operations of the Company. In June 2001, the Company guaranteed $50,000 in debt under a business loan agreement between a bank and a member of the Company's Board of Directors. See Note 6.


            Common stock split

         In January 2002, the Company effected a 1:100 reverse common stock thereby decreasing the number of issued and outstanding shares. All references in the accompanying financial statements to the number of common shares have been restated to reflect the common stock split.

         3.   Business acquisition

         On September 30, 2001, the Company acquired certain assets and assumed certain liabilities of Vacation Communication, Inc., a Colorado corporation, in exchange for $50,000 cash, 150,000 shares of the Company's common stock valued at $150,000, and notes payable of $183,135, in a transaction accounted for as a purchase. The Company acquired Vacation Communication, Inc. to enable it to market and sell both control devices and paging airtime.


         4.   Furniture, fixtures and equipment

         Furniture, fixtures and equipment consist of the following at December 31, 2002:

                  Equipment                                   $   16,831
                  Furniture and fixtures                          13,112
                                                              ----------

                                                                  29,943
                  Less accumulated depreciation                  (12,193)
                                                              ----------

                                                              $   17,750
                                                              ==========

         5.   Intangible assets

         Intangible assets consist of the following at December 31, 2002:

                  Customer base                               $  140,462
                  Non-compete agreement                           85,337
                  Patent costs                                     7,938
                                                              ----------

                                                                 233,737
                  Less accumulated amortization                  190,622
                                                              ----------

                                                              $   43,115
                                                              ==========

         Customer base consists of core customers that rely on the Company's airtime paging services. Customer base is being amortized using the straight-line method over twenty-six months. The customer base expires in 2003 and the amortization expense, based on the existing customer base, is expected to be approximately $35,200 in 2003.

         In connection with the acquisition of the assets of Vacation Communication, Inc., one of the selling shareholders entered into a non-compete agreement with the Company. The non-compete agreement is being amortized using the straight-line method over the one-year term of the agreement.

         Patent costs consist of the costs for two pending applications. Patent costs will be amortized using the straight-line method over ten years.

         6.   Commitments

              Leases

         The Company leases office and warehouse space under a month-to-month operating lease in Denver, Colorado, as well as office space in San Antonio, Texas. Rent expense incurred for the years ended December 31, 2002 and 2001 was approximately $36,000 and $27,000, respectively.

              Loan guarantee

         The Company has guaranteed a $50,000 line of credit that a member of its Board of Directors has with a bank, which is due in June 2003. The outstanding balance on this line of credit, at December 31, 2002 was $48,912, which represents the maximum potential amount of future payments the Company could be required to make if the Board member defaults on his obligation. Proceeds from this line of credit were advanced to the Company by the Board member under an unsecured arrangement. The Company has historically paid interest owed, which is incurred at the bank's prime rate, under the line-of-credit to the bank on behalf of the Board member. The Company has included the balance owed under the arrangement at December 31, 2002 in current liabilities as other related party payable in the accompanying financial statements. At December 31, 2002, the Company has not recorded any liabilities related to the guarantee and the Company has no recourse against third parties for any obligations incurred under the guarantee.

         7.   Income taxes

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

         The Company did not incur income tax expense for the years ended December 31, 2002 and 2001. The difference between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2002 and 2001 was due primarily to the tax effect of the change in the valuation allowance.

         At December 31, 2002, the Company has approximately $2,792,000 of net operating loss carryforwards, which expire from 2014 through 2022. At December 31, 2002 the components of the Company's deferred tax assets and liabilities are as follows:

                    Deferred tax assets:
                    Net operating loss carryforwards                $ 949,000
                    Customer base                                     (66,900)
                    Non-compete agreement                             (26,600)
                    Valuation allowance                              (855,500)
                                                                    ---------
                    Net deferred tax asset                          $       -
                                                                    =========

         A valuation allowance has been provided to reduce the deferred tax assets as realization is not assured.

         8.   Line of credit

         The Company has $19,842 outstanding at December 31, 2002 under a $20,000 unsecured line of credit with a bank. Borrowings under the line of credit bear interest at the Wall Street Journal's published prime rate plus 3% (7.25% at December 31, 2002); interest due monthly. The line of credit is guaranteed by two board members, a stockholder and an officer of the Company.

         9.   Notes payable

         At December 31, 2002, notes payable consist of the following:

              Short-term, related parties:

              Notes payable, officer; unsecured;
               non-interest bearing; due on demand                $    36,085

              Note payable, officer; imputed interest at 8%;
               principal and interest due in monthly installments
               of $2,083; due September 2005; currently in default     85,337

              Subordinated note payable, affiliate; unsecured;
               interest at 8%; due June 2002, currently in default     50,000

              Note payable, officer; unsecured; interest at prime
               rate plus 5.5% (9.75% at December 31, 2002);
               due on demand                                           11,347

              Note payable, officer, unsecured, interest at 17%,
               due December 2002, currently in default                 23,600
                                                                  -----------

                                                                  $   206,369
                                                                  ===========

              Factoring arrangement, 80% advance rate on
               certain receivables, purchased with full recourse,
               rate of 2.5% of face amount for 30 days, .83%
               every ten days thereafter, expires on
               October 31, 2003                                   $    82,502
                                                                  ===========

              Short-term, other:

              Subordinated note payable, unrelated party;
               unsecured; interest at 8%;  due  June 2002,
               currently in default                               $    81,640

              Unsecured line of credit with a bank.  Borrowings
               under the line of credit bear interest at the bank's
               prime rate plus 4.75% (14.49% at December 31, 2002);
               interest due monthly.                                   37,573
                                                                  -----------
                                                                  $   119,213
                                                                  ===========

              Long-term, related party:

              Note payable to a stockholder/business partner;
               unsecured; 8% annual interest rate;
               due April 1, 2004                                  $    21,126
                                                                  ===========




         10.  Stockholders' deficit

        Preferred stock:

        The Company has authorized 5,000,000 shares of $0.001 par value, preferred stock, and has designated 107,000 shares as Series A preferred stock.

        Series A 7% convertible preferred stock:

        During 2001, the Company issued 103,000 shares of Series A 7% convertible preferred stock (the "Series A Preferred Stock") in exchange for a reduction of $432,600 in notes payable. The Series A Preferred Stock had no voting rights, was non-participating and was entitled to a 7% cumulative annual dividend on the stated value of $4.20 per share. The Series A Preferred Stock had a liquidation preference of $432,600, equal to the stated value per share, plus any declared but unpaid dividends. In December 2001, the Company, with the approval of its board of directors, elected to convert all of the issued and outstanding shares of Series A Preferred Stock into shares of the Company's common stock at a rate of five shares of common stock for each share of Series A Preferred Stock outstanding equal to $5.00 per share. At December 31, 2002 there were no Series A Preferred shares issued and outstanding.

        Common stock:

        In January 2001, PCT issued 425,000 shares of its common stock to consultants for services. At the date of commitment, the total consulting cost was calculated to be $4,250 ($0.01 per share), which was management's estimate of the fair value of the common stock on the issue date.

        In February 2001, PCT issued 375,000 shares of its common stock at $0.01 per share, which was equal to management's estimate of the fair value of the common stock on the issue date, to its president and a director as compensation. Accordingly, the Company recorded compensation expense of $3,750.

        In connection with the renewal of approximately $233,000 of notes payable in February 2001, PCT issued 1,200,000 shares of its common stock, valued at $60,000 ($0.05 per share). The issuance of the common stock has been accounted for as additional interest expense on the notes.

        In September 2001, PCT issued 1,225,000 shares of its common stock to consultants for future services. At the date of commitment, the total consulting cost was calculated to be $1,225,000 ($1.00 per share), which was to be recognized over the one-year term of the agreement. Through December 31, 2001, the Company had recognized consulting expense of $306,250. An additional $918,750 of expense was recognized during the year ended December 31, 2002. During the fourth quarter of 2002, the Company recorded a reduction in stock compensation expense of $1,225,250 related to the cancellation of the agreements, as management determined that no services had been performed.

        In October 2001, PCT issued an aggregate of 850,000 shares of its common stock to its outside directors for services. At the date of commitment, total compensation cost was calculated to be $850,000, which was to be recognized over the one-year term of the agreement. Through December 31, 2001, the Company had recognized consulting expense of $212,500. An additional $637,500 of consulting expense was recognized during the year ended December 31, 2002. During the fourth quarter of 2002, the Company canceled the issuance of 200,000 of these shares that were returned by two of the directors to the Company, and reversed $200,000 of associated consulting expenses as the associated services were never performed.

        In connection with the issuance of a $50,000 note payable in October 2001, the Company's issued 50,000 shares of its common stock valued at $50,000 ($1.00 per share, management's estimate of the fair value of the common stock on the issue date), and issued options to purchase 25,000 shares Company's common stock, valued at $12,500 ($0.50 per share, management's estimate of the fair value of the options on the issue date). The issuance of the common stock and options has been accounted for as additional interest expense on the note.

        In connection with the issuance of two $75,000 notes payable in December 2000 and January 2001, the Company issued 250,000 shares of common stock valued at $12,750 ($0.05 per share). The issuance of the common stock has been accounted for as additional interest expense on the notes.


        Throughout fiscal 2001, the Company issued 391,200 warrants to purchase 391,200 shares of common stock at $1.50 per share. During fiscal 2002, the Company issued 2,479,000 shares of its common stock and 2,304,000 warrants, at prices ranging from $1.00 per share in January to $0.10 per share in November, in exchange for total cash proceeds of $531,650. The warrants are exercisable within two years of the date of grants at prices ranging from $1.50 to $0.20. Stock warrant transactions during 2002 and 2001 are summarized below:

                                                               Weighted Average
                                              Shares             Exercise Price
                                            -----------         ---------------
         Outstanding at December 31, 2000            --                      --
         Granted                                391,200                   $1.50
         Exercised                                   --                      --
         Forfeited                                   --                      --
                                            -----------         ---------------
         Outstanding at December 31, 2001       391,200                   $1.50
         Granted                              2,304,000                    0.37
         Exercised                                   --                      --
         Forfeited                                   --                      --
                                            -----------         ---------------
         Outstanding at December 31, 2002     2,695,200                   $0.53
                                            ===========         ===============

        The Company issued 40,167 shares of common stock in September 2002 and 58,157 shares of common stock in December 2002 to a consultant in return for $6,000 and $12,000 of financial and accounting services performed during the third and fourth quarters, respectively. The number of shares issued was based on management's estimate of the fair value of the common stock during the period in which the services were performed.

        In October 2002, the Company issued 300,000 shares of common stock to a consultant for services rendered, and to be rendered. At the date of the commitment, the total consulting cost was calculated to be $40,750, which was based on the fair value of the Company's common stock on that day.

        In October 2002, the Company issued 1,000,000 shares of common stock to its chief executive officer in lieu of unpaid cash compensation aggregating $140,000, or $0.14 per share, which was equal to the market price of the common stock on the date of stock award, and the Company recorded stock compensation of $140,000. On the same date, the chief executive officer transferred 150,000 and 300,000 of these shares to a creditor of the Company and a consultant, respectively. The Company accounted for the transfer as a capital contribution by the chief executive officer aggregating $21,000 and $42,000 for the creditor and consultant, respectively, and the Company recorded a note reduction of $6,360, interest expense of $14,640 and compensation expense of $42,000.

             Receivable from stockholder

        At December 31, 2002 and 2001, the Company  had $118,629 outstanding in
        unsecured  and non-interest  bearing advances made by the Company.   No
        advances or repayments were made during 2002.

        11.  Related party transactions

        During 2002, the Company borrowed $41,126 from an individual who is a business partner of a board member, and later repaid $24,150 including $4,150 in interest during 2002. The balance of this note payable at December 31, 2002,is $21,126.

        At December 31, 2001, the Company had a note payable - Non compete due an employee, who is also a member of the board of directors, in the amount of $85,337. The balance due on this note remained unchanged during 2002. The Company had a second note payable to this employee at December 31, 2001 in the amount of $84,803 and made payments during 2002 totaling $48,718, reducing the note payable balance to $36,085 at December 31, 2002.

        During 2002, two employees made short-term loans to the Company, in the amounts of $7,900 and $8,500, for the purpose of paying critical vendors. Both notes payable were repaid in full prior to December 31, 2002.

        In October 2001, PCT issued an aggregate of 850,000 shares of its common stock to its outside directors who were on PCT's board at that time in exchange for services to be performed. At the date of commitment, total compensation cost was calculated to be $850,000, which was to be recognized over the one-year term of the agreement. With the exception of one Board member, all of the outside directors resigned in April 2002. During the fourth quarter of 2002, the Company canceled 200,000 of these shares that were returned to the
        Company, and reversed $200,000 of consulting expenses as the associated services were never performed.

        In September 2001, in connection with the acquisition of Vacation Communication, Inc. the Company entered into three employment agreements with the two selling shareholders and another employee. One of the sellers became the Company's chief information officer and a director. The agreement with the Company's chief information officer and a director calls for annual salary of $25,000 through February 2005. The agreements with the other seller and employee call for annual salaries of $25,000 and $27,000, respectively. In addition, the agreements provide for covenants-not-to-compete for a period of one year following separation from the Company.

        Upon the reverse acquisition of Peregrine, Inc. on February 1, 2002, 2000 Performance Stock Option Plan (the "Plan") of PCT was automatically terminated. As such, no options were outstanding as of December 31, 2002. This option plan was subsequently adopted by the Company's Board effective January 1, 2003. The Company may issue a maximum of 4,000,000 shares of common stock under the Plan. The Plan provides for awards in the form of options, including incentive stock options and non-qualified stock options. Under the plan, options granted vest at a rate set by the board of directors or committee appointed by the board directors, options are exercisable up to 10 years from the date of grant at not less than 100% of the fair value of the common stock on the date of grant. If the option holder owns 10% or more of the Company's common stock, the options are excercisable at not less than 110% of the fair value of the common stock on the date of grant.

              Employment contracts

        In December 2001, the Company entered into an employment agreement with its president/ chief executive officer. The agreement called for an annual salary of $150,000 and a grant of options to purchase 450,000 shares of the Company's common stock. These options were never issued. Additionally, under the agreement, the Company was obligated to make monthly payments on the officer's student loans in the amount of $460. The agreement also provided for a covenant-not-to-compete for a period of one year following separation from the Company. In December 2002, the Company reached an agreement with that officer to pay the officer $72,000 per year beginning January 1, 2003 and to award the officer options to purchase 450,000 shares of common stock effective January 1, 2003.

        In December 2001, the Company entered into an employment agreement with an individual to be its chief financial officer. The agreement called for an annual salary of $120,000 and a grant of options to purchase 400,000 shares of the Company's common stock. These options were never issued. In addition, the agreement provided for a covenant-not-to-compete for a period of one year following separation from the Company. Subsequent to the year ended December 31, 2001 the individual and the Company terminated their agreement. Management does not believe there are any amounts owing to the individual under the agreement at December 31, 2002.

        In December 2001, the Company entered into an employment agreement with its chief technical officer. The agreement called for an annual salary of $90,000 and a grant of options to purchase 150,000 shares of the Company's common stock. These options were never issued. In addition, the agreement provided for a covenant-not-to-compete for a period of one year following separation from the Company. The Board also voted to award the officer options to purchase 150,000 shares of common stock effective January 1, 2003.

        In December 2001, the Company entered into an employment agreement with its vice president of marketing. The agreement called for an annual salary of $75,000 and a grant of options to purchase 150,000 shares of the Company's common stock. These options were never issued. In addition, the agreement provided for a covenant-not-to-compete for a period of one year following separation from the Company. During 2002, the individual and the Company terminated their agreement. Management does not believe there are any amounts owing to the individual under the agreement at December 31, 2002.

        In December 2001, the Company entered into an employment agreement with its vice president of sales. The agreement called for an annual salary of $60,000, and the payment of commissions on sales of the Company's products. At a board meeting in December 2002, the Board approved an annual salary for the officer of $75,000 per year effective January 1, 2003. As of December 31, 2002, the Company owed the employee $11,100 in salary and $8,365 in commissions under the old contract.

        At a meeting held in December 2002, the Board of Directors approved the hiring of the Company's Chief Financial Officer effective January 1, 2003 at an annual salary of $120,000. The Board also approved the issuance of options to him to purchase 500,000 shares of common stock effective January 1, 2003.

        12.   Segment information

        The Company operates in two business segments, remote control equipment and paging services. The remote control equipment segment is engaged in the design, manufacture and sale of easy to use, ready to use, wireless products that can remotely control virtually any electrical device from any location. The paging services segment sells pagers and paging services, including services to some of the Company's equipment customers who desire to access their equipment via paging. The paging services segment was acquired via the purchase of Vacation Communication, Inc. in September of 2001. See notes 1 and 3. The Company does not intend to remain in the retail paging business. Rather, the Company desires to resell paging services to its equipment customers at a profit.

        The accounting policies for these segments are the same as those described in Note 1 and there are no intersegment transactions. The Company evaluates the performance of its segments and allocates resources to them based primarily on employee headcount and estimated time spent on each segment. All operating revenues and expenses are directly incurred by one or the other segment; no direct operating revenues or expenses are allocated to either segment.


         The table below summarizes information about reported segments (in thousands):
                                        Equipment    Services     Corporate        Total
         Year ended December 31, 2001
         Sales                           $141,333    $ 97,935             -     $239,268
         Gross Profit                     (36,982)     46,245             -        9,263
         Property and equipment            10,297       8,720             -       19,017
         Capital expenditures               3,735           -             -        3,375
         Stock issued for services              -           -      $  8,000        8,000
         Depreciation and amortization      2,276      42,333             -       44,509
         Interest expense                       -           -       164,170      164,170

         Year ended December 31, 2002
         Sales                           $661,198    $209,161             -     $870,359
         Gross Profit                     312,124      83,613             -      395,737
         Property and equipment, net        8,509       9,241             -       17,750
         Capital expenditures               4,241       2,491             -        6,732
         Stock issued for services              -           -      $286,500      286,500
         Depreciation and amortization      7,999     148,289             -      156,288
         Amortization of deferred
          compensation                          -           -
         Impairment of customer base            -     112,394             -      112,394
         Interest expense                       -           -        39,172       39,172


         13.   Deferred Revenue

         In December 2002, the Company received $432,600 from a customer in return for a commitment to build 1,400 remote control units for specific unmanned computer kiosk sites throughout the United States. The Company will recognize revenues from this sale as each individual unit is completed. The Company anticipates that all units will be built by June 30, 2003; however, the actual timing is controlled by the customer, who must designate destinations for each piece of equipment before they can be completed by the Company.

         14.   Subsequent events

         During a meeting on March 26, 2003, the Company's Board of Directors accepted the resignation of the Company's chief executive officer. The former officer remains with the Company as an employee and as a Board member. The Company's chief financial officer was promoted to Chief Executive Officer at the same meeting.

         During April and May 2003, the Company received $300,000 in cash proceeds in exchange for:
         1) the  issuance  of 500,000  shares  of  common  stock  at $0.20  per share, and warrants to purchase $200,000 of additional common stock on or before September 30, 2003 at the lesser of US $0.25 per share or 50% of the consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant, or on or before March 31, 2004, at the lesser of US $0.37 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before September 30, 2004, at the lesser of US $1.00 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before March 31, 2005, at the lesser of US $2.00 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; and
         2) a 90-day loan for $200,000 which will be convertible into common shares of the Company at the lender's option on the 91st day at a price of no more than US$0.20 per share. Should the Company sell any shares during the period the note is outstanding for less than US$0.20 per share, the conversion price would be lowered to match that selling price. The Company will have the right to prepay the note anytime prior to the 91st day with no penalty. Interest on the note for the 90-day period will be 25,000 shares of the Company's common stock. Should the lender choose not to convert the note, and should the Company fail to repay the note on June 30, 2003, the Company will incur a penalty of 25,000 common shares per month. The Company also agreed to register all shares underlying the agreement on a best-efforts basis.

                                   INDEX TO EXHIBITS


            EXHIBIT
            NUMBER                                   DESCRIPTION
         ------------              --------------------------------------------
            99.1                   Certifications Pursuant to 18 U.S.C. Section
                                   1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                 EXHIBIT 99.1


                          CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Nighthawk Systems, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H Douglas Saathoff, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the
Report.



/s/  H. Douglas Saathoff
- ------------------------------------
H. Douglas Saathoff
Chief Executive Officer and
Chief Financial Officer
May 28, 2003


A signed original of this written statement required by Section 906 has been provided to Nighthawk Systems, Inc. and will be retained by Nighthawk Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.