Form 10QSB
period 2003-03-31
PEREGRINE INC
filed 2003-06-16
CIK 1084475

<SEQUENCE>1
<FILENAME>fm10qsb_93002.txt

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF The Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF The Securities Exchange Act of 1934

                         Commission File Number 0-30786

                             NIGHTHAWK SYSTEMS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                             87-0627349
-------------------------------                         ---------------------
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
 Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

       Class                          Outstanding at June 13, 2003
------------------                   ---------------------------------
       Common                                  21,833,780

                             NIGHTHAWK SYSTEMS, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheet as of March 31, 2003            3

         Condensed consolidated statements of operations for the
         three months ended March 31, 2003 and 2002                           4

         Condensed consolidated statement of stockholders'
         deficit for the three months ended March 31, 2003                    5

         Condensed consolidated statements of cash flows for the
         three months ended March 31, 2003 and 2002                           6

         Notes to condensed consolidated financial statements               7-9

Item 2   Management's Discussion and Analysis or Plan of Operation      10 - 12

Item 3   Evaluation of Disclosure Controls and Procedures                    13

                            PART II
                       OTHER INFORMATION

Item 1   Legal proceedings                                                   14

Item 2   Changes in securities and use of proceeds                           14

Item 3   Defaults upon senior securities                                     14

Item 4   Submission of matters to a vote of securities holders               14

Item 5   Other information                                                   14

Item 6   Exhibits and reports on Form 8-K                                    14

PART I - FINANCIAL INFORMATION

                       NightHawk Systems, Inc.
                Condensed Consolidated Balance Sheet
                           March 31, 2003

       ASSETS

Current assets:
    Cash                                        $   19,149
    Accounts receivable, net of allowance
     for doubtful accounts of $377                 137,600
    Stock subscription receivable                  100,000
    Inventories                                    233,075
    Other                                           37,387
                                                ----------

               Total current assets                527,211

    Furniture, fixtures and equipment, net          18,175
    Intanglible assets, net                         34,321
                                                ----------

                                                $  579,707
                                                ==========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                            $  431,562
    Accrued expenses                               214,654
    Lines of credit                                 19,842
    Notes payable
        Related parties                            184,342
        Other                                      110,926
    Deferred revenue                               338,046
    Customer deposit                                60,000
    Other related party payable                     48,912
                                                ----------

               Total current liabilities         1,408,284

    Long-term debt, related party                   21,126
                                                ----------

               Total liabilities                 1,429,410
                                                ----------

Commitments and contingencies

Stockholders' deficit
    Preferred stock; $0.001 par value;
     5,000,000 shares authorized; none
     issued and outstanding                              -
    Common stock; $0.001 par value;
     50,000,000 shares authorized;
     21,333,780 issued and outstanding              21,334
    Additional paid-in capital                   2,517,338
    Common stock and warrants subscribed            98,000
    Accumulated deficit                         (3,367,746)
    Receivable from stockholder                   (118,629)
                                                ----------

               Total stockholders' deficit        (849,703)
                                                ----------

                                                $  579,707
                                                ==========

                    The accompanying notes are an integral
                      part of these financial statements

                       NightHawk Systems, Inc.
           Condensed Consolidated Statements of Operations

                                           Three months ended March 31,
                                           ----------------------------
                                                2003         2002
                                             ----------   ----------

Product sales, net                           $  167,176   $   46,284
Airtimes sales, net                              25,444       70,226
                                             ----------   ----------

                                                192,620      116,510
                                             ----------   ----------

Cost of goods sold                               94,530       25,455
Cost of airtime sold                              5,663       41,117
                                             ----------   ----------

                                                100,193       66,572
                                             ----------   ----------

   Gross profit                                  92,427       49,938

Selling, general and administrative expenses    321,634      191,318
Amortization of deferred compensation                 -      518,750
                                             ----------   ----------

   Loss from operations                        (229,207)    (660,130)
                                             ----------   ----------

Interest expense:
   Related parties                                2,943        5,095
   Other                                          7,462        2,960
                                             ----------   ----------

                                                 10,405        8,055
                                             ----------   ----------

Net loss                                     $ (239,612)  $ (668,185)
                                             ==========   ==========

Net loss per basic and diluted common share  $    (0.01)  $    (0.04)
                                             ==========   ==========

Weighted average shares outstanding          21,333,780   15,724,482
                                             ==========   ==========

                    The accompanying notes are an integral
                      part of these financial statements

                                 NighHawk Systems, Inc.
                 Condensed Consolidated Statement of Stockholders' Deficit
                            Three Months Ended March 31, 2003

                                            Additional       Common Stock
                    Common Stock             Paid-in             and            Accumulated      Stockholder
                  Shares       Amount        Capital     Warrants Subscribed      Deficit        Receivable       Total
                  ------       ------        -------     -------------------      -------        ----------       -----
Balances,
 December 31,
 2002           21,333,780    $ 21,334    $ 2,517,338   $                  -   $ (3,128,134)     $ (118,629)    $ (708,091)

Common stock
 and warrants
 subscribed                                                           98,000                                        98,000

Net loss                                                                           (239,612)                      (239,612)
                ----------    --------    -----------   --------------------   ------------      ----------     ----------

Balance,
 March 31
 2003           21,333,780    $ 21,334    $ 2,517,338   $             98,000   $ (3,367,746)     $ (118,629)    $ (849,703)
                ==========    ========    ===========   ====================   ============      ==========     ==========


                                                  The accompanying notes are an integral
                                                    part of these financial statements


                                             NightHawk Systems, Inc.
                                 Condensed Consolidated Statements of Cash Flows

                                                         Three months ended March 31,
                                                     ------------------------------------
                                                         2003                    2002
                                                     ------------             -----------
Net cash used in operating activities                $ (294,436)              $ (118,208)
                                                     ------------             ------------
Cash flows from investing activities:
 Purchases of furniture, fixtures and equipment          (2,276)                       -
                                                     ------------             ------------
Net cash used in investing activites                     (2,276)                       -
                                                     ------------             ------------

Cash flows from financing activities:
 Proceeds from notes payable, related parties                 -                    7,000
 Payments on notes payable, related parties             (22,027)                 (25,000)
 Payments made on factoring arrangement, net            (82,502)                       -
 Payments on notes payable, other                        (8,287)                       -
 Net advances on lines of credit, related party                                      414
 Net payments on lines of credit, other                       -                   (3,918)
 Net proceeds from issuance of common stock                   -                  130,000
                                                     ------------             ------------

Net cash provided by (used in) financing
 activities                                            (112,816)                 108,496
                                                     ------------             ------------

Net decrease in cash                                   (409,528)                  (9,712)
Cash, beginning                                         428,677                   30,311
                                                     ------------             ------------

Cash, ending                                         $   19,149               $   20,599
                                                     ============             ============

Supplemental disclosures of cash flow
 information:

Cash paid for interest                               $    4,764               $    2,103
                                                     ============             ============

Supplemental disclosures of non-cash
 investing and financing activites:

Common stock and warrants subscribed                 $   98,000
                                                     ============

                    The accompanying notes are an integral
                      part of these financial statements

                             NIGHTHAWK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002


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

    Interim financial statements:

The condensed consolidated financial statements of the Company for the three month periods ended March 31, 2003 and 2002, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and the changes in stockholders' deficit for the three months ended March 31, 2003.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2002 filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

    Going concern, results of operations and management's plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit and working capital deficiency of $849,703 and $881,073, respectively, as of March 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

2.  Related party transactions:

During the three months ended March 31, 2003, the Company repaid $2,027 on notes payable to an officer of the Company, and $20,000 on notes payable to an officer/director of the Company.

3.  Inventories

Inventories at March 31, 2003 consist entirely of parts and pre-manufactured component parts. The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate. The Company did not have a reserve for excess or obsolete inventory as of March 31, 2003.

4.  Revenue recognition

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, the criteria are met upon shipment of products on an F.O.B destination point basis and transfer of title to customers. In certain instances, the Company will recognize revenue prior to shipment when the customer requests in writing that the transaction be on a bill and hold basis, the risk of ownership has passed to the customer, the manufactured equipment is segregated, complete and ready for shipment, and there is a fixed schedule for delivery of the equipment and no specific performance obligations exist. Revenue from airtime sales are recognized when the services are performed.

5.  Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. In 2001 the Company issued 2,075,000 shares under stock-based compensation arrangements, which were to be earned in future periods. Until they were earned, or canceled, during the year ended December 31, 2002, these shares were considered options for purpose of computing basic and diluted earnings per share. For the three month periods ended March 31, 2003 and 2002, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.


6.  Stock transactions:

On March 31, 2003, the Company received a commitment to receive $100,000 from an investor in exchange for the issuance of 500,000 shares of common stock at $0.20 per share, and warrants to purchase $200,000 of additional common stock on or before September 30, 2003 at the lesser of US $0.25 per share or 50% of the consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant, or on before March 31, 2004, at the lesser of US $0.37 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before September 30,
2004, at the lesser of US $1.00 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before March 31, 2005, at the lesser of US $2.00 per share or
50%  of any         consecutive  10-day  average  closing  price  prior  to  the purchaser's election to exercise the warrant. The $100,000 was received subsequent to March 31, 2003, and has been listed as stock subscription receivable in the accompanying condensed balance sheet as of March 31, 2003.

On May 13, 2003, the same investor loaned $200,000 to the Company in exchange for a 90-day note that is convertible into common shares of the Company at the lender's option on the 91st day at a price of no more than US$0.20 per share. Should the Company sell any shares during the period the note is outstanding for less than US$0.20 per share, the conversion price would be lowered to match that selling price. The Company will have the right to prepay the note anytime prior to the 91st day with no penalty. Interest on the note for the 90-day period will be 25,000 shares of the Company's common stock. Should the lender choose not to convert the note, and should the Company fail to repay the note when due, the Company will incur a penalty of 25,000 common shares per month. The Company also agreed to register all shares underlying the agreement on a best-efforts basis.

7.  Major customers and business segments:

During the three months ended March 31, 2003, the Company's two largest customers accounted for approximately 53% and 16% of sales, respectively.

The Company operates in two business segments: sales of remote-access control devices that utilize paging technology and sales of wireless paging airtime. The Company evaluates performance based on operating earnings of the respective business units.

During the three months ended March 31, 2003 the segment results were as follows:

                                    Control         Paging
                                    devices         airtime         Total
                                -------------   -------------   -------------
        Revenues                $   167,176     $   25,444     $   192,620
        Segment operating profit
          (loss)                   (242,002)        12,795        (229,207)
        Total assets                558,821         20,886         579,707

497:

During the three months ended March 31, 2002 the segment results were as follows:

                                    Control         Paging
                                    devices         airtime         Total
                                -------------   -------------   -------------
        Revenues                $    46,284     $   70,226     $   116,510
        Segment operating loss     (634,610)       (25,520)       (660,130)
        Total assets                111,500        301,300         412,800


8.  Legal matters

On June 2, 2003, the Company was notified that on May 27, 2003 its registered agent in Nevada had been served with a lawsuit in the Ninth Judicial District Court of the State of Nevada, Douglas County. The suit, which is brought by Charles R. McCarthy, a former board member who resigned in April 2002, is seeking relief for damages in excess of $10,000. McCarthy served for a brief period of time (less than four months) as a director and chairman of the board of directors of the Company until he resigned in April 2002. He also executed a retainer agreement with the Company on behalf of his law firm prior to becoming a director and chairman. The suit is based on McCarthy's claims that (i) stock which he was awarded as compensation should be unrestricted stock; (ii) he is owed additional compensation in the form of stock, and; (iii) the Company breached the retainer agreement with his law firm. The Company executed a Settlement Agreement and Release with McCarthy less than one month prior to his filing the present suit. The Company disputes his allegations and plans to vigorously defend this lawsuit.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Discussions and information in this document, which are not historical facts, should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from increased sales, and the business prospects or any other aspect of NightHawk Systems, Inc.'s business, actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. NightHawk Systems, Inc. ("the Company") has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. Differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein which are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.


The Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net sales for the three month period ended March 31, 2003 were $192,620, an increase of $76,110 or 65% from the $116,510 for the corresponding period of the prior year. This increase consists of an increase of $120,892 or 261% in product sales netted against a decrease of $44,782 in airtime sales. Approximately $133,000 of the product sales during the quarter ending March 31, 2003 came from two customers who have placed orders totaling approximately $816,000. The Company plans on completing these orders during 2003. Airtime sales decreased with the Company's de-emphasis of retail paging sales. The Company plans on utilizing its contracts with paging carriers to provide services to its equipment customers.

Cost of goods sold increased by $33,621 or 51% to $100,193 for the three months ended March 31, 2003 from $66,572 for the corresponding period of the prior year, but decreased as a percentage of revenues between the periods from 57% in 2002 to 52% in 2003. The cost of equipment sold remained relatively constant between periods, but the cost of airtime sold decreased as a percentage of revenue from 58% to 22% between periods. This was due to a shift in the makeup of the paging customer base between years from a retail, consumer-oriented base to a business-oriented customer base. The Company makes a larger gross margin on airtime from its equipment customers than it does on its retail, consumer customer base.

Selling, general and administrative expenses for the three months ended March 31, 2003 increased by $130,316 or 68% to $321,634 from $191,318 for the three month period March 31, 2002. The increase is almost entirely due to increased payroll and related benefits costs. During the quarter ended March 31, 2002, the Company recognized $518,750 expense from the amortization of deferred compensation, a non-cash item.

Interest expense increased by $2,350, or 29% to $10,405 for the three months ended March 31, 2003 from $8,055 for the corresponding period of the prior year, mainly due to charges incurred on the Company's factoring arrangement during the first quarter of 2003. This arrangement was not in place during 2002.

The net loss for the three month period ended March 31, 2003 was $239,612 compared to $668,185 for the three month period ended March 31, 2002. The improvement in results can be attributed primarily to the decrease in expenses associated with deferred compensation arrangements. Excluding the amortization of deferred compensation, the increased payroll costs offset the Company's improved gross profit results. The combined effect of the items mentioned above was an improvement in net loss per share from $0.04 in 2002 to $0.01 in 2003, based on weighted average shares outstanding of 15.7 million and 21.3 million during the three months ended March 31, 2002 and 2003, respectively.

    Liquidity and Capital Resources

The Company's financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2003, the Company reported a net loss of $239,612 and has a stockholders' deficit as of March 31, 2003 of $849,703. In addition, the Company had a working capital deficiency of $881,073. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2002 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the quarter ended March 31, 2003, the Company used cash of $294,436 in its normal operating activities. Of this amount, approximately $173,000 was used to purchase inventory, most of which will be used to manufacture equipment during the current and future quarters for two customers. In December 2002 and January 2003, the Company received two contracts which are expected to produce revenues of at least $816,000 during 2003. However, $432,600 of this amount was collected prior to the beginning of 2003 and was recorded as deferred revenue as of December 31. 2002, and an additional $60,000 was collected as a customer deposit during the quarter ended March 31, 2003. During the quarter ended March 31, 2003 the Company recognized approximately $133,000 in revenue from these two contracts.

Until the Company is able to generate positive cash flows from operations in an amount sufficient to cover its current liabilities and debt obligations as they become due, it will be reliant on borrowing funds or selling equity to meet those obligations. On April 17, 2003, the Company received $98,000, net of $2,000 in issuance costs, in cash proceeds from an investor in exchange for the issuance of 500,000 shares of common stock at $0.20 per share, and warrants to purchase $200,000 of additional common stock on or before September 30, 2003 at the lesser of $0.25 per share or 50% of the consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant, or on before March 31, 2004, at the lesser of $0.37 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before September 30, 2004, at the lesser of $1.00 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before March 31, 2005, at the lesser of $2.00 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant. The $100,000 was received subsequent to March 31, 2003, and has been listed as Stock subscription receivable in the accompanying condensed consolidated balance sheet as of March 31, 2003.

On May 13, 2003, the same investor loaned $200,000 to the Company in exchange for a 90-day note that may be convertible into common shares of the Company at the lender's option on the 91st day at a price of no more than $0.20 per share. Should the Company sell any shares during the period the note is outstanding for less than $0.20 per share, the conversion price would be lowered to match that selling price. The Company will have the right to repay the note anytime prior to the 91st day with no penalty. Interest on the note for the 90-day period will be 25,000 shares of the Company's common stock. Should the lender choose not to convert the note, and should the Company fail to repay the note when due, the Company will incur a penalty of 25,000 common shares per month. The Company also agreed to register all shares underlying the agreement on a best-efforts basis.

In addition, as of March 31, 2003, the Company had 2,665,200 warrants outstanding with exercise prices ranging from $0.20 to $1.50 per share that expire from April 2003 through November 2004. These warrants, to the extent they have exercise prices below current market prices, may represent a source of cash funds for the Company in the future. However, no assurance can be given that the Company will receive proceeds from the exercise of these warrants, or from any other source, without which, the Company will have insufficient funds to execute its business plan for the next twelve months.

As a result of funds raised and expected to be raised subsequent to March 31, 2003, the Company believes that it will be able to initiate a sales and marketing plan designed to utilize direct sales efforts, as well as indirect sales efforts through dealer networks and through improvements to its own web site. To date, the majority of revenues have been generated from customers who have found the Company via its web site, or through referrals from vendors or existing customers.

The Company also believes that it can eventually generate additional revenues by making improvements to existing products and designing new products. The Company's current products utilize a paging medium, but the Company is now working to develop a product that will utilize an alternative wireless medium, such as satellite.

Item 3. Controls and Procedures

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


         (b) Changes in Internal Controls:

Prior to January 1, 2003, the Company did not maintain adequate internal controls related to treasury activities. Throughout 2002 and until March 26, 2003, the Company's former Chief Executive Officer was responsible for, among other duties, opening the mail, making accounting entries, writing checks and producing financial reports. Disbursements of cash and stock issuances were made during this time period that have not been substantiated as relating to Company business, or were made in error. In addition, filings made with the Internal Revenue Service and other government agencies did not accurately reflect activities of the Company during this time period. During the course of the audit of the Company's 2002 fiscal year, unsubstantiated payments were adjusted first as payments against amounts previously owed to the former Chief Executive Officer and then to salary expense to the former Chief Executive Officer in the accompanying financial statements for the year ended December 31, 2002. Amounts owed to the Internal Revenue Service and other government agencies have been estimated and included in accrued expenses in the accompanying financial statements for the three months ended March 31, 2003. Subsequent to the addition of a Chief Financial Officer and accounting staff in January 2003, the Board of Directors and management of the Company implemented control procedures related to treasury activities at the Company, including, but not limited to, dual signature requirements on checks of $5,000 and above and board authorization of all stock issuances. At the meeting of the Board of Directors held on March 26, 2003, the former Chief Executive Officer resigned, and the Chief Financial Officer was appointed as his replacement by the Board of Directors. Consequently, the same person currently holds both the position of Chief Executive Officer and Chief Financial Officer, but a process has been initiated to segregate responsibilities in order to reduce the opportunities for a single person to be in a position to both perpetrate and conceal errors or irregularities in the normal course of business. In addition, the Chief Executive Officer and the audit committee have initiated a process to establish and implement a written policy on disclosure controls and procedures to be in place as soon as possible.

PART II - OTHER INFORMATION


Item 1   Legal proceedings

On June 2, 2003, the Company was notified that on May 27, 2003 its registered agent in Nevada had been served with a lawsuit in the Ninth Judicial District Court of the State of Nevada, Douglas County. The suit, which is brought by Charles R. McCarthy, a former board member who resigned in April 2002, is seeking relief for damages in excess of $10,000. McCarthy served for a brief period of time (less than four months) as a director and chairman of the board of directors of the Company until he resigned in April 2002. He also executed a retainer agreement with the Company on behalf of his law firm prior to becoming a director and chairman. The suit is based on McCarthy's claims that (i) stock which he was awarded as compensation should be unrestricted stock; (ii) he is owed additional compensation in the form of stock, and; (iii) the Company breached the retainer agreement with his law firm. The Company executed a Settlement Agreement and Release with McCarthy less than one month prior to his filing the present suit. The Company disputes his allegations and plans to vigorously defend this lawsuit.


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


                                             NightHawk Systems, Inc.
                                             (Registrant)


Date: June 13, 2003                      By: /s/ H. Douglas Saathoff
                                             -------------------------------
                                             H. Douglas Saathoff
                                             Chief Executive Officer and
                                                Chief Financial Officer


  CERTIFICATION OF PERIODIC REPORT


I, H. Douglas Saathoff, certify that:

   1.    I  have  reviewed   this   quarterly   report   on   Form   10-QSB   of
NightHawk Systems, Inc. (the "Registrant");

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

   5.    I  have  disclosed, based  on  our  most  recent   evaluation,   to the
Registrant's  auditors   and   the   audit  committee  of  Registrant's board of
directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. I have indicated in this quarterly report in Part II, Item 3 (b) that there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 13, 2003


                                            /s/ H. DOUGLAS SAATHOFF
                                            -----------------------------------

                                            H. Douglas Saathoff
                                            Chief Executive Officer and
                                               Chief Financial Officer





Exhibit 99.1

        CERTIFICATION PURSUANT TO THE 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NightHawk Systems, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Douglas Saathoff, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ H. Douglas Saathoff
-----------------------

H. Douglas Saathoff
Chief Executive Officer
   and Chief Financial Officer

June 13, 2003


A signed original of these written statements required by Section 906 has been provided to NightHawk Systems, Inc. and will be retained by NightHawk Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.