Form 10QSB
period 2003-06-30
NIGHTHAWK SYSTEMS INC
filed 2003-08-14
CIK 1084475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

______X_____     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF The Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2003

____________     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF The Securities

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

Yes __X__ No _____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding at August 14, 2003
Common	21,733,780

NIGHTHAWK SYSTEMS, INC.
TABLE OF CONTENTS
FORM 10-QSB

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
NightHawk Systems, Inc.
Condensed Consolidated Balance Sheet
June 30, 2003

ASSETS

Current assets :
Cash	$75,708
Accounts receivable, net of allowance for
doubtful accounts of $377	84,364
Inventories	184,005
Other	46,334

Total current assets	390,411

Furniture, fixtures and equipment, net	29,810
Intangible assets, net	26,246

$446,467

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities :
Accounts payable	$413,629
Accrued expenses	223,926
Lines of credit	19,842
Notes payable:
Related parties	205,672
Other	304,830
Deferred revenue	78,486
Customer deposit	60,000
Other related party payable	48,912

Total liabilities	1,355,297

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $0.001 par value; 5,000,000
shares authorized; none issued and outstanding	-
Common stock; $0.001 par value; 50,000,000
shares authorized; 21,733,780 issued and outstanding	21,734
Additional paid- in capital	2,617,438
Accumulated deficit	(3,429,373)
Receivable from stockholder	(118,629)

Total stockholders' deficit	(908,830)

$446,467

The accompanying notes are an integral part of these financial statements.

NightHawk Systems, Inc.
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Product sales, net	$528,095	$114,117	$695,271	$160,402
Airtimes sales, net	19,515	36,955	44,959	107,181

	547,610	151,072	740,230	267,583

Cost of goods sold	284,487	67,235	379,017	92,691
Cost of airtime sold	6,664	23,085	12,327	64,202

	291,151	90,320	391,344	156,893

Gross profit	256,459	60,752	348,886	110,690

Selling, general and administrative expenses	342,343	807,351	663,977	1,517,419
Reversal of 2002 consulting expense	(39,000)	-	(39,000)	-

Loss from operations	(46,884)	(746,599)	(276,091)	(1,406,729)

Interest expense :
Related parties	3,718	12,962	6,661	18,057
Other	11,025	4,819	18,487	7,779

	14,743	17,781	25,148	25,836

Net loss	$(61,627)	$(764,380)	$(301,239)	$(1,432,565)

Net loss per basic and diluted common share	$ *	$(0.05)	$(0.01)	$(0.09)

Weighted average shares outstanding	21,632,681	15,724,482	21,484,056	16,564,830
* Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

NightHawk Systems, Inc.
Condensed Consolidated Statement of Stockholders' Deficit
Six months ended June 30, 2003
			Additional
	Common Stock		Paid-in	Accumulated	Stockholder
	Shares	Amount	Capital	Deficit	Receivable	Total

Balances, December 31, 2002	21,333,780	$21,334	$2,517,338	$(3,128,134)	$(118,629)	$(708,091)

Common stock and warrants issued for cash, net
of issuance costs	675,000	675	127,325			128,000

Common stock and warrants issued for interest expense	25,000	25	11,475			11,500

Cancellation of consulting arrangement	(300,000)	(300)	(38,700)			(39,000)

Net loss				(301,239)		(301,239)

Balances, June 30, 2003	21,733,780	$21,734	$2,617,438	$(3,429,373)	$(118,629)	$(908,830)

The accompanying notes are an integral part of these financial statements.

NightHawk Systems, Inc.
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(301,239)	$(285,283)

Adjustments to reconcile net loss to
net cash used in operating activities

Depreciation and amortization	21,637	44,509
Common stock issued for services	-	8,000
Cancellation of consulting agreement	(39,000)	-
Common stock and warrants issued for interest	11,500	135,000
Amortization of deferred compensation	-	518,750
Change in assets and liabilities
Decrease in accounts receivable	120,926	2,971
Increase in inventories	(124,297)	(52,481)
Increase in accounts payable	73,507	272,059
Increase in accrued expenses	31,981	59,533
Decrease in deferred revenue	(354,114)	-
Increase in customer deposits	60,000	-
Net decrease in other assets and liabilities	(47,054)	-

Total adjustments	(244,914)	(118,208)

Net cash used in operating activities	$(546,153)	$(285,283)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(16,108)	-

Net cash used in investing activities	(16,108)	-

Cash flows from financing activities:
Proceeds from notes payable, related parties	43,733	49,000
Payments on notes payable, related parties	(65,556)	(75,500)
Payments made on factoring arrangement, net	(82,502)	-
Payments on notes payable, other	(14,383)	(10,000)
Proceeds from notes payable, other	200,000	30,000
Net payments on lines of credit, related party	-	(414)
Net payments on lines of credit, other	-	(6,658)
Advances to stockholder	-	(920)
Net proceeds from issuance of common stock
and warrants	128,000	280,000

Net cash provided by financing activities	209,292	265,508

Net decrease in cash	(352,969)	(19,775)
Cash, beginning	428,677	30,311

Cash, ending	$75,708	$10,536

Supplemental disclosures of cash flow information:

Cash paid for interest	$4,708	$9,242

The accompanying notes are an integral part of these financial statements
..

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

             Interim financial statements:

The condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2003 and 2002, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and the changes in stockholders' deficit for the six months ended June 30, 2003.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2002 filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

       Going concern, results of operations and management's plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit and working capital deficiency of $908,830 and $964,886 respectively, as of June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

  Raising working capital through additional borrowings.
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

       2. Related party transactions:

During the six months ended June 30, 2003, the Company repaid $3,052 on notes payable to an officer of the Company, and $25,504 on notes payable to an officer/director of the Company. During the three month period ending June 30, 2003, two officers of the Company loaned the Company $43,733, of which $37,000 was repaid.

       3. Inventories

Inventories at June 30, 2003 consist entirely of parts and pre-manufactured component parts. The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate. The Company did not have a reserve for excess or obsolete inventory as of June 30, 2003.

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

       5. Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. In 2001 the Company issued 2,075,000 shares under stock-based compensation arrangements, which were to be earned in future periods. Until they were earned, or canceled, during the year ended December 31, 2002, these shares were considered options for purpose of computing basic and diluted earnings per share. For the three and six month periods ended June 30, 2003 and 2002, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

       6. Stock transactions:

On April 16, 2003, the Company received $100,000, $98,000 net of offering costs, from an investor in exchange for the issuance of 500,000 shares of common stock at $0.20 per share, and warrants to purchase $200,000 of additional common stock on or before September 30, 2003 at the lesser of US $0.25 per share or 50% of the consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before March 31, 2004, at the lesser of US $0.37 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before September 30, 2004, at the lesser of US $1.00 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before March 31, 2005, at the lesser of US $2.00 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant.

On May 13, 2003, the same investor loaned $200,000 to the Company in exchange for a 90-day note that is convertible into common shares of the Company at the lender's option on the 91st day at a price of no more than US$0.20 per share. Should the Company sell any shares during the period the note is outstanding for less than US$0.20 per share, the conversion price would be lowered to match that selling price. The Company will have the right to prepay the note anytime prior to the 91st day with no penalty. Interest on the note for the 90-day period will be 25,000 shares of the Company's common stock, valued at $0.46 per share, which was the market value of the common stock on the date of issuance. Should the lender choose not to convert the note, and should the Company fail to repay the note when due, the Company will incur a penalty of 25,000 common shares per month. The Company also agreed to register all shares underlying the agreement on a best-efforts basis. As of the date of this report, the Company anticipates that it will negotiate the terms of the agreement and extend the due date of the note until later in 2003.

The Company also received $35,000, $30,000 net of offering costs, during the second quarter of 2003 in exchange for the issuance of 175,000 shares of its common stock and the issuance of 175,000 warrants to purchase shares of common stock at $0.40 per share which are exercisable for two years.

During the second quarter of 2003, the Company canceled 300,000 shares of common stock previously issued to a consultant during 2002. A $39,000 reduction in consulting expense was recorded during the second quarter of 2003 related to this cancellation, as the Board of Directors determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

       7. Major customers and business segments:

During the six months ended June 30, 2003, the Company's two largest customers accounted for approximately 49% and 30% of sales, respectively.

The Company operates in two business segments: sales of remote-access control devices that utilize paging technology and sales of wireless paging airtime. The Company evaluates performance based on operating earnings of the respective business units.

During the three months ended June 30, 2003 the segment results were as follows:

	Control	Paging
	devices	airtime	Total
Revenues	$528,095	$19,515	$547,610
Segment operating profit
(loss)	(57,597)	10,713	(46,884)
Total assets	399,796	46,671	446,467

During the three months ended June 30, 2002 the segment results were as follows:

	Control	Paging
	devices	airtime	Total
Revenues	$114,118	$36,955	$151,073
Segment operating loss	(688,625)	(57,974)	(746,599)
Total assets	111,500	301,300	412,800

During the six months ended June 30, 2003 the segment results were as follows:

	Control	Paging
	devices	airtime	Total
Revenues	$695,271	$44,959	$740,230
Segment operating loss	(299,599)	23,508	(276,091)
Total assets	399,796	46,671	446,467

During the six months ended June 30, 2002 the segment results were as follows:

	Control	Paging
	Devices	airtime	Total
Revenues	$160,402	$107,181	$267,583
Segment operating loss	(1,323,235)	(83,494)	(1,406,729)
Total assets	111,500	301,300	412,800

       8. Legal matters

On June 2, 2003, the Company was notified that on May 27, 2003 its registered agent in Nevada had been served with a lawsuit in the Ninth Judicial District Court of the State of Nevada, Douglas County. The suit, which is brought by Charles R. McCarthy, a former board member who resigned in April 2002, is seeking relief for damages in excess of $10,000. McCarthy served for a brief period of time (less than four months) as a director and chairman of the board of directors of the Company until he resigned in April 2002. He also executed a retainer agreement with the Company on behalf of his law firm prior to becoming a director and chairman. The suit is based on McCarthy's claims that (i) stock which he was awarded as compensation should be unrestricted stock; (ii) he is owed additional compensation in the form of stock, and; (iii) the Company breached the retainer agreement with his law firm. The Company executed a Settlement Agreement and Release with McCarthy less than one month prior to his filing the present suit. The Company disputes his allegations and plans to vigorously defend this lawsuit. On July 25, 2003 the Court transferred the case, at the Company's request, from the county in which McCarthy filed the lawsuit to Reno, Nevada.

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

The Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net sales for the three month period ended June 30, 2003 were $547,610, an increase of $396,538 or 262% from the $151,072 for the corresponding period of the prior year. This increase consists of an increase of $413,978 or 363% in product sales netted against a decrease of $17,440 in airtime sales. Approximately $447,480 of the product sales during the quarter ending June 30, 2003 came from two customers who have placed orders totaling approximately $816,000. These orders were for the Company's NH2 rebooting device for a kiosk manufacturer, and load control units for an electric utility customer. The Company plans on completing these orders during 2003. Unless the Company receives similar size orders prior to the completion of these two contracts, revenue rates from product sales will decrease subsequent to the completion of these two contracts. Airtime sales decreased with the Company's de-emphasis of retail paging sales.

Cost of goods sold increased by $200,831 or 222% to $291,151 for the three months ended June 30, 2003 from $90,320 for the corresponding period of the prior year, but decreased as a percentage of revenues between the periods from 60% in 2002 to 53% in 2003. The cost of equipment sold as a percentage of equipment revenues declined from 59% to 54% between periods, due primarily to increased efficiencies associated with higher sales volumes. The cost of airtime sold decreased as a percentage of airtime revenue from 62% to 34% between periods. This was due to a shift in the makeup of the paging customer base between years from a retail, consumer-oriented base to a business-oriented customer base. The Company makes a larger gross margin on airtime from its equipment customers than it does on its retail, consumer customer base. The Company's gross margin increased from 40% to 47% from last year's period to this year's period, due to the favorable change in the mix of airtime revenues, and the increased production from the two major contracts discussed above.

Selling, general and administrative expenses for the three months ended June 30, 2003 decreased by $504,008 or 62% to $303,343 from $807,351 for the three month period ended June 30, 2002. During the quarter ended June 30, 2002, the Company recognized $518,750 expense from the amortization of deferred compensation, a non-cash item. No such expense was recognized during the current year's quarter. Excluding the effect of the amortization of deferred compensation, selling, general and administrative expenses would have only increased approximately 5% between the two periods. This increase was largely the result of increased personnel and personnel-related costs. During the second quarter of 2003, the Company canceled 300,000 shares of common stock previously issued to a consultant during 2002. A $39,000 reduction in consulting expense was recorded during the second quarter of 2002 related to this cancellation, as the Board determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

Interest expense decreased by $3,038, or 17% to $14,743 for the three months ended June 30, 2003 from $17,781 for the corresponding period of the prior year due in large part to lower interest rates on some of the Company's variable rate debt.

The net loss for the three month period ended June 30, 2003 was $61,627 compared to $764,380 for the three month period ended June 30, 2002. The improvement in results can be attributed to the decrease in expenses associated with deferred compensation arrangements and improved gross profit results. The Company produced and sold more units during the quarter ending June 30, 2003 than in any other quarter in its history. The combined effect of the items mentioned above was an improvement in net loss per share from $0.05 in 2002 to $0.00 in 2003, based on weighted average shares outstanding of 15.7 million and 21.6 million during the three months ended June 30, 2002 and 2003, respectively.

The Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net sales for the six month period ended June 30, 2003 were $740,230, an increase of $472,647 or 177% from the $267,583 for the corresponding period of the prior year. This increase consists of an increase of $534,869 or 333% in product sales netted against a decrease of $62,222 in airtime sales. Approximately $605,000 of the product sales during the six month period ending June 30, 2003 came from two customers who have placed orders totaling approximately $816,000. These orders were for the Company's NH2 rebooting device for a kiosk manufacturer, and load control units for an electric utility customer. The Company plans on completing these orders during 2003. Unless the Company receives similar size orders prior to the completion of these two contracts, revenue rates from product sales will decrease subsequent to the completion of these two contracts. Airtime sales decreased with the Company's de-emphasis of retail paging sales.

Cost of goods sold increased by $234,451 or 149% to $391,344 for the six months ended June 30, 2003 from $156,893 for the corresponding period of the prior year, but decreased slightly as a percentage of revenues between the periods from 59% in 2002 to 53% in 2003. The cost of equipment sold as a percentage of equipment revenues declined from 58% to 55% between periods, due primarily to increased efficiencies associated with higher sales volumes. The cost of airtime sold decreased as a percentage of airtime revenue from 60% to 27% between periods. This was due to a shift in the makeup of the paging customer base between years from a retail, consumer-oriented base to a business-oriented customer base. The Company makes a larger gross margin on airtime from its equipment customers than it does on its retail, consumer customer base. The Company's gross margin increased from 41% to 47% from last year's period to this year's period, due to the favorable change in the mix of airtime revenues, and the increased production from the two major contracts discussed above.

Selling, general and administrative expenses for the six months ended June 30, 2003 decreased by $892,442 or 59% to $663,977 from $1,517,419 for the six month period ended June 30, 2002. During the six month period ended June 30, 2002, the Company recognized approximately $1,040,000 of expense from the amortization of deferred compensation, a non-cash item. No such expense was recognized during the current year's six month period. Excluding the effect of the amortization of deferred compensation, selling, general and administrative expenses would have increased approximately 31% between the two periods. This increase was largely the result of increased personnel and personnel-related costs. During the second quarter of 2003, the Company canceled 300,000 shares of common stock previously issued to a consultant during 2002. A $39,000 reduction in consulting expense was recorded during the second quarter of 2002 related to this cancellation, as the Board determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

Interest expense decreased 3% from $25,836 to $25,148 for the six months ended June 30, 2003. Although the average amount of debt outstanding for the corresponding periods increased slightly, interest rates on some of the Company's variable rate debt declined between periods.

The net loss for the six month period ended June 30, 2003 was $301,329 compared to $1,432,565 for the six month period ended June 30, 2002. The improvement in results can be attributed primarily to the decrease in expenses associated with deferred compensation arrangements. Excluding the amortization of deferred compensation, the increased payroll costs offset the Company's improved gross profit results. The combined effect of the items mentioned above was an improvement in net loss per share from $0.09 in 2002 to $0.01 in 2003, based on weighted average shares outstanding of 16.6 million and 21.5 million during the six month periods ended June 30, 2002 and 2003, respectively.

       Liquidity and Capital Resources

The Company's financial statements for the six months ended June 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2003, the Company reported a net loss of $301,239 and has a stockholders' deficit as of June 30, 2003 of $908,830. In addition, the Company had a working capital deficiency of $964,886. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2002 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the six month period ended June 30, 2003, the Company used cash of $546,153 in its normal operating activities. Of this amount, approximately $124,000 was used to purchase inventory, most of which will be used to manufacture equipment during the current and future quarters for two customers. In December 2002 and January 2003, the Company received two contracts which are expected to produce revenues of at least $816,000 during 2003. However, $432,600 of this amount was collected prior to the beginning of 2003 and was recorded as deferred revenue as of December 31. 2002, and an additional $60,000 was collected as a customer deposit during the quarter ended March 31, 2003. During the six month period ended June 30, 2003 the Company used approximately $354,000 of the funds already collected and recognized approximately $605,000 in revenue from these two contracts.

Until the Company is able to generate positive cash flows from operations in an amount sufficient to cover its current liabilities and debt obligations as they become due, it will be reliant on borrowing funds or selling equity to meet those obligations. During the six month period ended June 30, 2003, the Company received cash proceeds, net of issuance costs, of $128,000. Most of this was received on April 16, 2003, when the Company received $98,000, net of $2,000 in issuance costs, in cash proceeds from an investor in exchange for the issuance of 500,000 shares of common stock at $0.20 per share, and warrants to purchase $200,000 of additional common stock on or before September 30, 2003 at the lesser of $0.25 per share or 50% of the consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before March 31, 2004, at the lesser of $0.37 per share or 50% of any consecutive 10- day average closing price prior to the purchaser's election to exercise the warrant; or on or before September 30, 2004, at the lesser of $1.00 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before March 31, 2005, at the lesser of $2.00 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant.

On May 13, 2003, the same investor loaned $200,000 to the Company in exchange for a 90-day note that may be convertible into common shares of the Company at the lender's option on the 91st day at a price of no more than $0.20 per share. Should the Company sell any shares during the period the note is outstanding for less than $0.20 per share, the conversion price would be lowered to match that selling price. The Company will have the right to repay the note anytime prior to the 91st day with no penalty. Interest on the note for the 90-day period will be 25,000 shares of the Company's common stock. Should the lender choose not to convert the note, and should the Company fail to repay the note when due, the Company will incur a penalty of 25,000 common shares per month. The Company also agreed to register all shares underlying the agreement on a best-efforts basis. As of the date of this report, the Company anticipates that it will renegotiate the terms of the arrangement, and extend the due date of the note until later during fiscal 2003.

In addition, as of June 30, 2003, the Company had 3,189,000 warrants outstanding with exercise prices ranging from $0.20 to $1.50 per share that expire from August 2003 through June 2005. These warrants, to the extent they have exercise prices below current market prices, may represent a source of cash funds for the Company in the future. However, no assurance can be given that the Company will receive proceeds from the exercise of these warrants, or from any other source, without which, the Company will have insufficient funds to execute its business plan for the next twelve months.

As a result of funds raised and expected to be raised subsequent to June 30, 2003, the Company believes that it will be able to initiate a sales and marketing plan designed to utilize direct sales efforts, as well as indirect sales efforts through dealer networks and through improvements to its own web site. To date, the majority of revenues have been generated from customers who have found the Company via its web site, or through referrals from vendors or existing customers.

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

             (b) Changes in Controls:

As disclosed by the Registrant in the 10-KSB for the year 2002 and the 10-QSB filed for the first quarter of 2003, prior to January 1, 2003, the Company did not maintain adequate internal controls related to treasury activities. Further, in the Form 8-K/A filed by the Registrant on July 17, 2003, the Registrant disclosed certain issues that were under internal investigation by the Registrant. Those issues included, among other items, (i) the Company's former Chief Executive Officer's possible use of Company funds for personal expenses, (ii) improper accounting and failure to remit payroll taxes for the year 2002, (iii) potential misuse and retention of Registrant funds in accounts under the control of an officer of the Registrant. A process has been initiated to segregate responsibilities in order to reduce the opportunities for a single person to be in a position to both perpetrate and conceal errors or irregularities in the normal course of business. In addition, the Chief Executive Officer and the audit committee have initiated a process to establish and implement a written policy on disclosure controls and procedures to be in place as soon as possible.

Subsequent to the purchase of certain assets of Vacation Communication, Inc. ("Vacation") in September 2001, the former owner of Vacation, who is also the company's former Chief Information Officer continued to have responsibility for cash deposits, accounting procedures and for producing internal financial reports related to the Company's airtime business segment. This lack of segregation of responsibilities constituted a significant deficiency and material weakness in the Registrant's financial controls. During the three-month period ended June 30, 2003, the Company discovered that checks received from customers made out to NightHawk Systems, Inc. for product sales were being deposited into the airtime bank account controlled by the former Chief Information Officer. Management estimates that approximately $34,000 was erroneously deposited into the airtime bank account. Management is actively pursing return of these funds. On July 14, 2003, the former Chief Information Officer resigned as both an officer and as a member of the Company's Board of Directors. As mentioned in the preceding paragraph, a process has been initiated to segregate responsibilities in order to reduce the opportunities for a single person to be in a position to both perpetrate and conceal errors or irregularities in the normal course of business.

PART II - OTHER INFORMATION

Item 1 Legal proceedings

On June 2, 2003, the Company was notified that on May 27, 2003 its registered agent in Nevada had been served with a lawsuit in the Ninth Judicial District Court of the State of Nevada, Douglas County. The suit, which is brought by Charles R. McCarthy, a former board member who resigned in April 2002, is seeking relief for damages in excess of $10,000. McCarthy served for a brief period of time (less than four months) as a director and chairman of the board of directors of the Company until he resigned in April 2002. He also executed a retainer agreement with the Company on behalf of his law firm prior to becoming a director and chairman. The suit is based on McCarthy's claims that (i) stock which he was awarded as compensation should be unrestricted stock; (ii) he is owed additional compensation in the form of stock, and; (iii) the Company breached the retainer agreement with his law firm. The Company executed a Settlement Agreement and Release with McCarthy less than one month prior to his filing the present suit. The Company disputes his allegations and plans to vigorously defend this lawsuit. On July 25, 2003 the Court transferred the case, at the Company's request, from the county in which McCarthy filed the lawsuit to Reno, Nevada.

Item 2 Changes in securities and use of proceeds

(c) On April 16, 2003, the Registrant sold 500,000 shares of common stock to Mr. Tomas Revesz. The securities were sold at a purchase price of $0.20 per share for an aggregate amount of consideration received by the Registrant of $90,000 in cash, net of offering costs. The Registrant also issued Mr. Revesz warrants to purchase $200,000 of additional common stock on or before September 30, 2003 at the lesser of US $0.25 per share or 50% of the consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before March 31, 2004, at the lesser of US $0.37 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before September 30, 2004, at the lesser of US $1.00 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant; or on or before March 31, 2005, at the lesser of US $2.00 per share or 50% of any consecutive 10-day average closing price prior to the purchaser's election to exercise the warrant.

On May 13, 2003, Mr. Revesz also loaned $200,000 to the Registrant in exchange for a 90-day note that is convertible into common shares of the Company at the lender's option on the 91st day at a price of no more than US$0.20 per share. Should the Registrant sell any shares during the period the note is outstanding for less than US$0.20 per share, the conversion price would be lowered to match that selling price. The Registrant will have the right to prepay the note anytime prior to the 91st day with no penalty. Interest on the note for the 90-day period will be 25,000 shares of the Company's common stock. Should Mr. Revesz choose not to convert the note, and should the Registrant fail to repay the note when due, the Registrant will incur a penalty of 25,000 common shares per month. The sale is exempt under Rule 506 as there was only one purchaser under this offering and the purchaser is an accredited investor.

The Registrant also sold 175,000 shares of common stock and issued 175,000 warrants to two individuals, Carol Vorberg and John Gray for $30,000 and $5,000, respectively, during the second quarter of 2003. The Registrant received $30,000 net of offering costs. The securities were sold at a price of $0.20 per share and the warrants are exercisable at a price of $0.40, and are exercisable for two years.

Item 3	Defaults upon senior securities

None

Item 4	Submission of matters to a vote of securities holders

None

Item 5	Other information

None

Item 6	Exhibits and Reports

(a)	Exhibits

31 Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K.

Two reports were filed on Form 8-K during the quarter, the first on July 14, reported the resignation of Steve Jacobson from the Board of Directors of the Company, and the second, on July 17, amended the previous 8-K and reported the resignation of Arlen Felsen as an officer and director of the Registrant and identified certain issues which the Registrant had been investigating.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NightHawk Systems, Inc.
(Registrant)

Date: August 14, 2003	By: /s/ H. Douglas Saathoff
H. Douglas Saathoff
Chief Executive Officer and
Chief Financial Officer

Exhibit 31

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

       4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14, 13a-15(e), 15d-14 and 15d-15(e)) for the Registrant and have:

             a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures; and

             c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

       5. I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

             a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

       6. I have indicated in this quarterly report in Part II, Item 3 (b) that there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003

/s/ H. DOUGLAS SAATHOFF

H. Douglas Saathoff
Chief Executive Officer and
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO THE 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NightHawk Systems, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Douglas Saathoff, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, as of, and for the periods presented in the report.

/s/ H. Douglas Saathoff

H. Douglas Saathoff
Chief Executive Officer
and Chief Financial Officer

August 14, 2003