Form 10QSB
period 2003-09-30
NIGHTHAWK SYSTEMS INC
filed 2003-11-19
CIK 1084475

10QSB 1 nighthawk10q.htm NIGHTHAWK 10Q SB

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


(MARK ONE)


______X_____     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF The Securities
Exchange Act of 1934


       For the quarterly period ended September 30, 2003


____________     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF The Securities
Exchange Act of 1934


                      Commission File Number 0-30786

                         NIGHTHAWK SYSTEMS, INC.
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEVADA                        87-0627349
 (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                           10715 GULFDALE
                             SUITE 200
                     SAN ANTONIO, TEXAS  78216
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

   REGISTRANT'S TELEPHONE NUMBER, WITH AREA CODE: (210) 341-4811

Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__ No _____


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

    Class               Outstanding at November 14, 2003
    -----               --------------------------------
   Common                          21,129,235


                            NIGHTHAWK SYSTEMS, INC.
                               TABLE OF CONTENTS
                                  FORM 10-QSB

                                    PART I
                             FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

       Condensed consolidated balance sheet as of September 30, 2003                                          3

       Condensed consolidated statements of operations for the
       three and nine months ended September 30, 2003 and 2002                                                4

       Condensed consolidated statement of stockholders'
       deficit for the nine months ended September 30, 2003                                                   5

       Condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002  6

       Notes to condensed consolidated financial statements                                                   7

Item 2 Management's Discussion and Analysis or Plan of Operation                                             10

Item 3 Evaluation of Disclosure Controls and Procedures                                                      13

                                    PART II
                               OTHER INFORMATION

Item 1 Legal proceedings                                                                                     14

Item 2 Changes in securities and use of proceeds                                                             14

Item 3 Defaults upon senior securities                                                                       14

Item 4 Submission of matters to a vote of securities holders                                                 14

Item 5 Other information                                                                                     14

Item 6 Exhibits and reports on Form 8-K                                                                      14


PART I - FINANCIAL INFORMATION

                         NIGHTHAWK SYSTEMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 2003
       ASSETS

Current assets :
       Cash                                                 $       4,167
       Accounts receivable, net of allowance for
         doubtful accounts                                         63,620

       Inventories                                                119,813
       Other                                                       29,987
                                                            -------------
       Total current assets                                       217,587


Furniture, fixtures and equipment, net                             19,047
Intangible assets, net                                              8,658
                                                            -------------
                                                            $     245,292
                                                            =============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                            $     492,186
Accrued expenses                                                  222,929
Lines of credit                                                    19,842
Notes payable:
       Related parties                                            109,311
       Other                                                      354,830
Deferred revenue                                                   16,771
Customer deposit                                                   60,000
Other related party payable                                        48,912
                                                            -------------
       Total liabilities                                        1,324,781
                                                            -------------
Commitments and contingencies

Stockholders' deficit:
Preferred stock; $0.001 par value; 5,000,000
       shares authorized; none issued and outstanding                   -
Common stock; $0.001 par value; 50,000,000
       shares authorized; 21,129,235 issued and outstanding        21,129
Additional paid- in capital                                     2,475,906
Accumulated deficit                                            (3,576,524)
                                                            -------------

 Total stockholders' deficit                                   (1,079,489)
                                                            -------------
                                                            $     245,292
                                                            =============

The accompanying notes are an integral part of these financial statements.


                                                      NIGHTHAWK SYSTEMS, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    Three months ended September 30,  Nine months ended September 30,
                                                           2003             2002           2003            2002
                                                       ------------    ------------    ------------    ------------
Product sales, net                                     $    199,989    $    132,131    $    895,261    $    292,533
Other                                                         9,290               -           9,290               -
                                                       ------------    ------------    ------------    ------------
                                                            209,279         132,131         904,551         292,533

Cost of goods sold                                          145,380          79,279         522,979         171,970
                                                       ------------    ------------    ------------    ------------
    Gross profit                                             63,899          52,852         381,572         120,563
                                                       ------------    ------------    ------------    ------------
Selling, general and administrative expenses                287,876         839,233         911,946       2,230,173
Reversal of 2002 consulting expense                               -               -         (39,000)              -
                                                       ------------    ------------    ------------    ------------
    Loss from continuing operations                        (223,977)       (786,381)       (491,374)     (2,109,610)

Discontinued operations
    Loss from operations
     of discontinued segment                                 (5,778)         (5,967)        (14,472)        (89,467)
    Gain on disposal of
     operating segment                                       92,443               -          92,443               -
                                                       ------------    ------------    ------------    ------------
                                                           (137,312)       (792,348)       (413,403)    (2,199,077)
                                                       ------------    ------------    ------------    ------------
Interest expense:
       Related parties                                        4,726           5,046          11,387          23,102
       Other                                                  5,113           3,311          23,600          11,090
                                                       ------------    ------------    ------------    ------------
                                                              9,839           8,357          34,987          34,192
                                                       ------------    ------------    ------------    ------------
Net loss                                               $   (147,151)   $   (800,705)   $   (448,390)   $ (2,233,269)
                                                       ============    ============    ============    ============

Net loss per basic and diluted common share            $      (0.01)   $      (0.04)   $      (0.02)   $      (0.13)
                                                       ============    ============    ============    ============

Weighted average shares outstanding                      21,519,057      18,139,067      21,495,851      17,098,993
                                                       ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                                      NIGHTHAWK SYSTEMS, INC.
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                       Additional
                                 Common Stock            Paid-in     Accumulated      Stockholder
                              Shares        Amount       Capital       Deficit        Receivable          Total
                            ----------     -------     ----------    -----------      ----------       -----------
Balances, December 31,
 2002                       21,333,780     $21,334     $2,517,338     $(3,128,134)     $(118,629)      $  (708,091)

Common stock and warrants
 issued for cash, net
 of issuance costs             675,000         675        127,325                                          128,000

Common stock and warrants
 issued for interest expense    25,000          25         11,475                                           11,500

Cancellation of                                                                                            (39,000)
 consulting arrangement       (300,000)       (300)       (38,700)

Shares received for sale
 of operating segment         (150,000)       (150)       (28,350)                                         (28,500)

Exchange of shares for
 receivable                   (454,545)       (455)      (113,182)                       118,629            (4,992)

Net loss                                                                (448,390)                         (301,239)
                            ----------     -------     ----------    -----------      ----------       -----------

Balances, September 30,
 2003                       21,129,235     $21,129     $2,475,906    $(3,576,524)     $        -       $(1,079,489)
                            ==========     =======     ==========    ===========      ==========       ===========

The accompanying notes are an integral part of these financial statements.



                                          NIGHTHAWK SYSTEMS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         Nine months ended September 30,
                                                                              2003            2002
Net cash used in operating activities of continuing operations:         $   (674,921)   $   (443,130)

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                            (12,655)              -
                                                                        ------------    ------------
Net cash used in investing activities                                        (12,655)              -
                                                                        ------------    ------------
Cash flows from financing activities:
   Proceeds from notes payable, related parties                               43,733          59,000
   Payments on notes payable, related parties                                (65,999)        (93,400)
   Payments made on factoring arrangement, net                               (82,502)              -
   Payments on notes payable, other                                          (14,383)        (10,000)
   Proceeds from notes payable, other                                        250,000          30,000
   Net payments on lines of credit, related party                                  -            (415)
   Net payments on lines of credit, other                                          -         (10,052)
   Advances to stockholder                                                                      (920)
   Payments by stockholder                                                         -             920
   Net proceeds from issuance of common stock
      and warrants                                                           139,500         448,900
                                                                        ------------    ------------
Net cash provided by financing activities                                    270,349         424,033
                                                                        ------------    ------------
Cash used by discontinued operations                                          (7,283)         (7,003)
                                                                        ------------    ------------
Net decrease in cash                                                        (424,510)        (26,100)
Cash, beginning                                                              428,677          30,311
                                                                        ------------    ------------
Cash, ending                                                            $      4,167    $      4,211
                                                                        ============    ============
Supplemental disclosures of cash flow information:

Cash paid for interest                                                  $      6,690    $     12,398
                                                                        ============    ============

The accompanying notes are an integral part of these financial statements.

                            NIGHTHAWK SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

             Interim financial statements:

The condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2003 and 2002, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and the changes in stockholders' deficit for the nine months ended September 30, 2003.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2002 filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

       Going concern, results of operations and management's plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit and working capital deficiency of $1,079,489 and $1,107,194 respectively, as of September 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

       2. Related party transactions:

During the nine months ended September 30, 2003, the Company repaid $3,496 on notes payable to an officer of the Company, and $25,504 on notes payable to an officer/director of the Company. During the nine month period ending September 30, 2003, two officers of the Company loaned the Company $43,733, of which $37,000 was repaid.

       3. Inventories

Inventories at September 30, 2003 consist entirely of parts and pre-manufactured component parts. The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate. The Company did not have a reserve for excess or obsolete inventory as of September 30, 2003.

       4. Revenue recognition and major customers

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

During the nine months ended Septmeber 30, 2003, the Company's two largest customers accounted for approximately 55% and 33% of sales respectively.

       5. Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. In 2001 the Company issued 2,075,000 shares under stock-based compensation arrangements, which were to be earned in future periods. Until they were earned, or canceled, during the year ended December 31, 2002, these shares were considered options for purpose of computing basic and diluted earnings per share. For the three and nine month periods ended September 30, 2003 and 2002, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

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

On May 13, 2003, the same investor loaned $200,000 to the Company in exchange for a 90-day note that is convertible into common shares of the Company at the lender's option on the 91st day at a price of no more than US$0.20 per share. Should the Company sell any shares during the period the note is outstanding for less than US$0.20 per share, the conversion price would be lowered to match that selling price. The Company will have the right to prepay the note anytime prior to the 91st day with no penalty. Interest on the note for the 90-day period will be 25,000 shares of the Company's common stock, valued at $0.46 per share, which was the market value of the common stock on the date of issuance. Should the lender choose not to convert the note, and should the Company fail to repay the note when due, the Company will incur a penalty of 25,000 common shares per month. The Company also agreed to register all shares underlying the agreement on a best-efforts basis. During August 2003, the Company and the investor agreed to extend the note until December 1, 2003.

The Company also received $35,000, $30,000 net of offering costs, during the second quarter of 2003 in exchange for the issuance of 175,000 shares of its common stock and the issuance of 175,000 warrants to purchase shares of common stock at $0.40 per share which are exercisable for two years.

During the third quarter of 2003, the Company canceled 300,000 shares of common stock previously issued to a consultant during 2002. A $39,000 reduction in consulting expense was recorded during the second quarter of 2003 related to this cancellation, as the Board of Directors determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

        7. Notes payable

During the quarter ended September 30, 2003, the same investor mentioned above in Note 6 that had previously invested $300,000 in stock and a convertible note, loaned the Company an additional $50,000 under an unsecured, short term arrangement. During October 2003, the same investor loaned an additional $100,000 under a second unsecured, short term arrangement. Both of these notes were scheduled to mature on October 31, 2003. As of November 14, 2003, these notes had not been repaid, and no demand for repayment had been made by the lender.

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

In an 8-K/A filed on July 17, 2003, the Company disclosed that two key employees, Arlen Felsen and Steve Jacobson, who were both also former board members, had resigned from the employment and/or the Board of the Company and that the Company had commenced an internal investigation of five specific items prior to their resignations. As a result of the internal investigation, the Company reached an agreement with each of the employees. Specifically, as part of the agreement with Arlen Felsen, effective July 31, 2003 the Company sold back to him the remaining assets and liabilities of the Company's paging business segment which were originally purchased with or originated as a result of the purchase of Vacation Communications, Inc., d/b/a Gotta GoWireless. In return, the Company received 150,000 shares of Nighthawk common stock, and Mr. Felsen facilitated the return of approximately $34,000 in cash to the Company that had been held in an account under his control. The Company recognized a gain on this transaction of $92,443, and has presented the financial results of this paging business segment as discontinued operations in the accompanying financial statements.

With respect to Steve Jacobson, the Company reached a Separation Agreement on September 8, 2003 in which, among other things, Mr. Jacobson agreed to return to the Company 454,545 shares as payment of the $118,629 receivable due from him. The Company recognized a write-off of approximately $5,000 as a result of this transaction.

In letters dated September 24, 2003, a former director of the Company, Lawrence Brady, and a former Chief Financial Officer (CFO), Mark Brady, made demands of the Company for payment of stock and compensation. Larry Brady's demand is based on a claim for stock compensation for his service as a director during the period of late 2001 and early 2002. Mark Brady's demand is for both cash wages and stock compensation for his services as CFO also for the period of late 2001 and early 2002 at which point he resigned from the Company. The Company disputes the claims and has entered into discussions with the Brady's concerning a possible settlement. If no settlement is reached, the Company will vigorously defend these claims.

On November 13, 2003, the Company was notified of a complaint filed in Denver County, Colorado by one of its directors, Herb Jacobson, for repayment of a loan. The suit alleges, among other things, that Mr. Jacobson is owed approximately $49,500 as the principal amount of a loan, plus interest and other fees. The Company disputes the allegations and plans to defend this case vigorously. On November 13, 2003 the Board of Directors of the Company removed Mr. Jacobson as a director of the Company on the basis of his disqualification for an apparent conflict of interest.

________________________________________________________________________

THE FINANCIAL STATEMENTS INCLUDED IN THIS FORM 10-QSB HAVE NOT BEEN REVIEWD BY OUR INDEPENDENT PUBLIC ACCOUNTANTS AS REQUIRED BY RULE 10-01 (c)(4) OF REGULATION S-X. UPON REVIEW BY OUR INDEPENDENT PUBLIC ACCOUNTANTS, SHOULD ANY ADJUSTMENT(S) BE REQUIRED TO BE MADE TO THESE FINANCIAL STATEMENTS, AN AMENDED FORM 10-QSB WILL BE FILED.

________________________________________________________________________

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

The Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net sales for the three month period ended September 30, 2003 were $209,279, an increase of $77,148 or 58% from the $132,131 for the corresponding period of the prior year. Approximately $142,000 of the product sales during the quarter ending Sept 30, 2003 came from two customers who have placed orders totaling approximately $816,000. These orders were for the Company's NH2 rebooting device for a kiosk manufacturer, and load control units for an electric utility customer, and no revenues were recognized from these two orders during the three months ending September 30, 2002. The Company plans on completing these orders during 2003. Unless the Company receives similar size orders prior to the completion of these two contracts, revenues from product sales will decrease subsequent to the completion of these two contracts.

Cost of goods sold increased by $66,101 or 83% to $145,380 for the three months ended September 30, 2003 from $79,279 for the corresponding period of the prior year, and increased as a percentage of revenues between the periods from 60% in 2002 to 69% in 2003. Approximately 39% of the Company's revenues generated during the quarter came from the sale of the Company's load control device, which generates a lower margin per product than the Company's other products. The Company's gross margin decreased from 40% to 31% from last year's period to this year's period, due to this change in the mix of product sold.

Selling, general and administrative expenses for the three months ended September 30, 2003 decreased by $551,357 or 66% to $287,876 from $839,233 for the three month period ended September 30, 2002. During the quarter ended September 30, 2002, the Company recognized $518,750 expense from the amortization of deferred compensation, a non-cash item. No such expense was recognized during the current year's quarter. Excluding the effect of the amortization of deferred compensation, selling, general and administrative expenses would have decreased approximately 10% between the two periods. This decrease was primarily due to the recording of one-time charges related to salary accruals during the quarter ending September 30, 2002.

Interest expense increased by $1,482, or 18% to $9,839 for the three months ended September 30, 2003 from $8,357 for the corresponding period of the prior year due to an increase in short term borrowings by the Company since the third quarter of 2002.

The net loss for the three month period ended September 30, 2003 was $147,151 compared to $800,705 for the three month period ended September 30, 2002. The improvement in results can be attributed to the increase in revenues and the decrease in expenses associated with deferred compensation arrangements and improved gross profit results. The combined effect of the items mentioned above was an improvement in net loss per share from $0.04 in 2002 to $0.01 in 2003, based on weighted average shares outstanding of 18.1 million and 21.5 million during the three months ended September 30, 2002 and 2003, respectively.

The Nine Months Ended September 30, 2003 Compared to the NIne Months Ended September 30, 2002

Net sales for the nine month period ended September 30, 2003 were $904,551, an increase of $612,018 or 209% from the $292,533 for the corresponding period of the prior year. Approximately $786,000 of the product sales during the nine month period ending September 30, 2003 came from two customers who have placed orders totaling approximately $816,000. These orders were for the Company's NH2 rebooting device for a kiosk manufacturer, and load control units for an electric utility customer. The Company plans on completing these orders during 2003. Unless the Company receives similar size orders prior to the completion of these two contracts, revenues from product sales will decrease subsequent to the completion of these two contracts.

Cost of goods sold increased by $351,009 or 204% to $391,344 for the nine months ended September 30, 2003 from $171,970 for the corresponding period of the prior year, but decreased slightly as a percentage of revenues between the periods from 59% in 2002 to 58% in 2003, due primarily to increased efficiencies associated with higher sales volumes which offset increased sales of its lower margin load control units. The Company's gross margin increased slightly from 41% to 42% from last year's period to this year's period, due to the benefits of the increased production from the two major contracts discussed above.

Selling, general and administrative expenses for the nine months ended September 30, 2003 decreased by approximately $1.3 million or 59% to $911,946 from $2,230,173 for the nine month period ended September 30, 2002. During the nine month period ended September 30, 2002, the Company recognized approximately $1,556,000 of expense from the amortization of deferred compensation, a non-cash item. No such expense was recognized during the current year's nine month period. Excluding the effect of the amortization of deferred compensation, selling, general and administrative expenses would have increased approximately 35% between the two periods. This increase was largely the result of increased personnel and personnel-related costs, as well as increases in professional fees for legal services. During the second quarter of 2003, the Company canceled 300,000 shares of common stock previously issued to a consultant during 2002. A $39,000 reduction in consulting expense was recorded during the second quarter of 2002 related to this cancellation, as the Board determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

Interest expense increased 2% between the periods presented due to increased short term borrowings made during the second and third quarters of 2003.

The net loss for the nine month period ended September 30, 2003 was $448,390 compared to $2,233,269 for the nine month period ended September 30, 2002. The improvement in results can be attributed in large part to the decrease in expenses associated with deferred compensation arrangements. However, larger volumes of production would have led to an improvement of 34% excluding the amortization of deferred compensation. The combined effect of the items mentioned above was an improvement in net loss per share from $0.13 in 2002 to $0.02 in 2003, based on weighted average shares outstanding of 17.1 million and
21.5 million during the nine month periods ended September 30, 2002 and 2003, respectively.

       Liquidity and Capital Resources

The Company's financial statements for the nine months ended September 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2003, the Company reported a net loss of $448,390 and has a stockholders' deficit as of September 30, 2003 of approximately $1.1 million. In addition, the Company had a working capital deficiency of approximately$1.1 million. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2002 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the nine month period ended September 30, 2003, the Company used cash of $674,921 in its normal operating activities. Approximately $476,000 of this amount was collected during December 2002 and January 2003 in the form of prepayments or deposits on contracts that have produced the majority of the Company's revenues during the first nine months of 2003. The remainder of the Company's operating cash during the first nine months of 2003 has come from the issuance of $250,000 in short term notes, and private equity placements of the Company's common stock totaling $139,500. Almost all of these non-operating cash inflows have come from a single investor, who also loaned the Company an additional $100,000 under a short term note during October 2003.

Until the Company is able to generate positive cash flows from operations in an amount sufficient to cover its current liabilities and debt obligations as they become due, it will be reliant on borrowing funds or selling equity to meet those obligations. In an effort to increase revenues and cash flows in the future, the Company initiated a sales and marketing plan in November 2003 targeting five key markets that can greatly benefit from the use of existing NightHawk devices, including:

      - Electrical utilities
      - Computer end-users
      - Traffic controls
      - Emergency management

The plan will utilize direct sales efforts, as well as indirect sales efforts through dealer networks and through improvements to its own web site. To date, the majority of revenues have been generated from customers who have found the Company via its web site, or through referrals from vendors or existing customers.

The Company also believes that it can eventually generate additional revenues by making improvements to existing products and designing new products. The Company's announced signing of an agreement with ORBCOMM gives it the ability to control devices at a competitive price virtually anywhere in the world using ORBCOMM's low-earth orbit satellite infrastructure. Once the product is ready for production, users will be able to install NightHawk's device anywhere and activate it via the Company's website.

In an effort to improve its operating procedures and its financial results and condition, the Company sold certain assets and liabilities of its paging operating segment effective June 2003. This segment generated negative cash flows during 2002 and the first seven months of 2003. As a result of this transaction, the Company reduced its outstanding obligations by approximately $95,000, and recognized a gain of approximately $92,000. The Company will still be able to provide paging services to its equipment customers, but will do so for the foreseeable future by contracting with third party paging airtime providers.

As of December 1, 2003 the Company will have approximately $350,000 in unsecured notes due to a single investor, of which $200,000 is convertible into common stock at the investor's option. The Company is currently negotiating with the investor regarding a possible extension of the due dates for these notes, or the possible conversion of some or all of the amounts owed by the Company under the notes. However, no assurance may be given that the Company will be able to extend or convert any of the notes.

In addition, as of November 14, 2003, the Company had approximately 3.0 million warrants outstanding with exercise prices ranging from $0.20 to $1.50 per share that expire from November 2003 through June 2005. These warrants, to the extent they have exercise prices below current market prices, may represent a source of cash funds for the Company in the future. However, no assurance can be given that the Company will receive proceeds from the exercise of these warrants, or from any other source, without which, the Company will have insufficient funds to execute its business plan for the next twelve months.

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

      (b) Changes in Controls:

As disclosed by the Registrant in the 10-KSB for the year 2002 and the 10-QSB filed for the first and second quarter of 2003, prior to January 1, 2003, the Company did not maintain adequate internal controls related to treasury activities. Further, in the Form 8-K/A filed by the Registrant on July 17, 2003, the Registrant disclosed certain issues that were under internal investigation by the Registrant. Those issues included, among other items, (i) the Company's former Chief Executive Officer's possible use of Company funds for personal expenses, (ii) improper accounting and failure to remit payroll taxes for the year 2002, (iii) potential misuse and retention of Registrant funds in accounts under the control of an officer of the Registrant. A process has been initiated to segregate responsibilities in order to reduce the opportunities for a single person to be in a position to both perpetrate and conceal errors or irregularities in the normal course of business. In addition, the Chief Executive Officer and the audit committee have initiated a process to establish and implement a written policy on disclosure controls and procedures to be in place as soon as possible.

Subsequent to the purchase of certain assets of Vacation Communication, Inc. ("Vacation") in September 2001, the former owner of Vacation, who is also the company's former Chief Information Officer continued to have responsibility for cash deposits, accounting procedures and for producing internal financial reports related to the Company's airtime business segment. This lack of segregation of responsibilities constituted a significant deficiency and material weakness in the Registrant's financial controls. During the three-month period ended June 30, 2003, the Company discovered that checks received from customers made out to NightHawk Systems, Inc. for product sales were being deposited into the airtime bank account controlled by the former Chief Information Officer. Management estimates that approximately $34,000 was erroneously deposited into the airtime bank account. Management is actively pursing return of these funds. On July 14, 2003, the former Chief Information Officer resigned as both an officer and as a member of the Company's Board of Directors. As mentioned in the preceding paragraph, a process has been initiated to segregate responsibilities in order to reduce the opportunities for a single person to be in a position to both perpetrate and conceal errors or irregularities in the normal course of business. As noted in the accompanying financial statements, the Company received the funds from the former Chief Information officer as part of an agreement reached during the three month period ended September 30, 2003.

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

In letters dated September 24, 2003, a former director of the Company, Lawrence Brady, and a former Chief Financial Officer (CFO), Mark Brady, made demands of the Company for payment of stock and compensation. Larry Brady's demand is based on a claim for stock compensation for his service as a director during the period of late 2001 and early 2002. Mark Brady's demand is for both cash wages and stock compensation for his services as CFO also for the period of late 2001 and early 2002 at which point he resigned from the Company. The Company disputes the claims and has entered into discussions with the Brady's concerning a possible settlement. If no settlement is reached, the Company will vigorously defend these claims.

On November 13, 2003, the Company was notified of a complaint filed in Denver County, Colorado by one of its directors, Herb Jacobson, for repayment of a loan. The suit alleges, among other things, that Mr. Jacobson is owed approximately $49,500 as the principal amount of a loan, plus interest and other fees. The Company disputes the allegations and plans to defend this case vigorously. On November 13, 2003 the Board of Directors of the Company removed Mr. Jacobson as a director of the Company on the basis of his disqualification for an apparent conflict of interest.

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

On May 13, 2003, Mr. Revesz also loaned $200,000 to the Registrant in exchange for a 90-day note that is convertible into common shares of the Company at the lender's option on the 91st day at a price of no more than US$0.20 per share. Should the Registrant sell any shares during the period the note is outstanding for less than US$0.20 per share, the conversion price would be lowered to match that selling price. The Registrant will have the right to prepay the note anytime prior to the 91st day with no penalty. Interest on the note for the 90-day period will be 25,000 shares of the Company's common stock. Should Mr. Revesz choose not to convert the note, and should the Registrant fail to repay the note when due, the Registrant will incur a penalty of 25,000 common shares per month. The sale is exempt under Rule 506 as there was only one purchaser under this offering and the purchaser is an accredited investor. During August, Mr. Revesz agreed to extend the note to December 1, 2003.

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


None

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NightHawk Systems, Inc.
                                                 (Registrant)


Date: November 19, 2003                          By: /s/ H. Douglas Saathoff
                                                 H. Douglas Saathoff
                                                 Chief Executive Officer and
                                                  Chief Financial Officer

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

Date: November 19, 2003


                                                 /s/ H. DOUGLAS SAATHOFF
                                                 H. Douglas Saathoff
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

Exhibit 32


       CERTIFICATION PURSUANT TO THE 18 U.S.C. SECTION 1350, AS ADOPTED
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NightHawk Systems, Inc. (the "Company") on Form 10-QSB for the period ended Septemnber 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Douglas Saathoff, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

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

                                                 November 19, 2003