Form 10KSB
period 2003-12-31
NIGHTHAWK SYSTEMS INC
filed 2004-04-13
CIK 1084475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No. 0-30786

NIGHTHAWK SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0627349
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
10715 Gulfdale, Ste 200 San Antonio, Texas 78258 (210) 341-4811
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation  S-B is not contained  herein,  and will not be contained, to the best of registrant's  knowledge,  in definitive proxy or information statements incorporated  by reference  in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. o

Registrant's revenues for its most recent fiscal year were $1,030,793.

As of April 7, 2004 there were 25,534,235 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format Used (Check one): Yes o No x

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Nighthawk Systems, Inc. (“Nighthawk” or “the Company”) designs and manufactures intelligent remote monitoring and power control products that are easy to use, inexpensive and can remotely control virtually any device from any location.  Our proprietary, wireless products are ready to use upon purchase, so they are easily installed by anyone, regardless of technical ability, and are also easily integrated into third-party products, systems and processes.  They allow for intelligent control by interpreting instructions sent via paging and satellite media, and execution of the instructions by ‘switching’ the electrical current that powers the device, system or process.  Our intelligent products can be activated individually, in pre-defined groups, or en masse, and for specified time periods with a simple click of a mouse or by dialing a telephone number.

Our products have been uniquely designed and programmed to be simple and ready to use upon purchase by anyone, almost anywhere, at affordable prices.  As such, it is the Company’s goal to have its products become commonplace, accepted and used by businesses and consumers alike in their daily routines.

We save consumers and businesses time, effort and expense by eliminating the need for a person to be present when and where an action needs to be taken.  By utilizing existing wireless technology, we give our users the flexibility to move their application from place to place, without re-engineering their network.  Currently, most commercial control applications utilize telephone lines, which tether the system to a single location and have associated installation and monthly charges.  Our products make companies more profitable by eliminating installation costs and monthly charges for telephone lines, and allow for remote control of unmanned or remote locations that may operate on traditional electrical power, or solar or battery generated power.

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

The Company has seven full time employees.

MISSION STATEMENT

To become the premier provider of intelligent, wireless remote power control products and services that allow businesses and consumers to save time and money through a more efficient deployment of resources.

THE MARKETPLACE

The controls industry is characterized by companies that sell remote asset management and tracking systems and related products, and is estimated by Frost & Sullivan to be a $3.5 billion industry in 2003, growing at a compound annual rate of 25%. It is the Company's belief that there is almost no limit to the size of the remote control market; the application of remote control is limited only by one's imagination. On a consumer basis, most people think of remote control in a recreational sense. However, many companies both large and small are seeking ways to save money and lower the risk of liability by replacing processes that require human intervention with processes that can be controlled remotely without on-site human intervention. Today, the remote control of physical assets and processes is performed primarily through the use of telephone line based systems.  However, telephone lines are expensive, requiring monthly fees, and more importantly, they restrict the remote control to the availability of the telephone line between the person operating the remote control and the asset to be controlled. In contrast, Nighthawk's products are wireless and can therefore be operated from any location, regardless of the availability of a telephone line. This means that the asset does not have to be tethered to a fixed location in order to be accessed. Moreover, Nighthawk’s products are designed to work with a variety of wireless media including paging and satellite based systems. Almost any device that runs off an electrical current, whether battery, solar or line generated, can be controlled by a Nighthawk device.  The Company has identified primary markets (Electric Utility, IT Professional, Traffic Control), as well as secondary markets (Irrigation, Outdoor Advertising, Oil/Gas, Security) for its products.

TECHNOLOGY AND PRODUCTS

Nighthawk products have been in service for over five years, primarily to fit custom applications. Customers using Nighthawk products today include Raytheon, Boeing, GE, AT&T, Lockheed Martin, the U.S. Forestry Service and the U.S. Army.  The Company has three distinguishing features that are not shared by its competitors in the market: (i) its proprietary firmware and software (which together provide the intelligence for our intelligent solutions); (ii) the design of its products (which provides the ease with which they are installed and operated), and; (iii) the wireless-based medium typically used to operate its products (which allows for low cost access, security and flexibility).

The Company's products are shipped ready for use and are pre-programmed before shipment to the customer.  Our electric utility products come in their own enclosures, which fit underneath electric meters.  Our computer products come as "plug and play" devices; a user simply plugs his computer into the Nighthawk device, which is then plugged into the electrical outlet.  To the Company’s knowledge, it is the only company currently providing a  "plug and play" ready to use wireless remote control device.

Through innovative engineering, Nighthawk's products typically utilize a common paging signal found virtually worldwide.  Paging is often used because it is very secure, inexpensive, and easy to use.  Customers can choose to operate their own paging accounts, or arrange for the service directly through Nighthawk.  The Company has also developed Windows-based software packages that enable customers to activate the remote control units from a PC.   Paging, when combined with Nighthawk's proprietary firmware and software, allows for a "group call" feature whereby a user can access multiple sites at the same time using a single paging number.  This exponentially increases the functionality of the product.  It is important to note that the Company's products can be adapted to function with any wireless, or wireline-based, communications medium.

In September 2003, the Company signed an agreement to become a value-added reseller for Orbcomm, a low-earth orbit (“LEO”) satellite system.  This relationship expands Nighthawk’s coverage beyond the reach of paging and cellular systems and allows the Company to offer global solutions for companies that have global needs.  Additionally, satellite technology enables Nighthawk’s products to be used in conjunction with monitoring equipment due to the two-way communication capability.  Unlike paging, which allows for one-way communication, satellite communications allow the customer to get confirmation from the device that the control has been effectuated or that the flow, for example, of liquids being monitored has been shut off or turned on, as the case may be.

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

In July 2003, the Company sold back the assets and liabilities it had acquired from Vacation Communication, Inc. in September 2001 to the original owners of Vacation Communication, Inc.  The assets disposed of in the sale consisted primarily of a retail paging customer base. The Company now purchases wholesale paging services from paging carriers, including Vacation Communication, Inc., for nationwide and international coverage.  The Company utilizes these paging carriers to offer paging services to customers that buy Nighthawk products but do not have their own private paging networks.  Several customers own their own private paging networks and, hence, do not require Nighthawk to arrange for their paging services.

PATENTS PENDING

The Company has two patent applications pending at the U.S. Patent Office: one is titled "Remote Disconnect for Utility Meters" and is for whole house disconnect systems, and the second is titled "Paging Remote Disconnect Systems" and is for the remote wireless control for turning on and off electrical and telephonic lines.

Under the first patent application, the user dials a pager number that is already pre-programmed into the unit.  The paging service then transmits a signal to a radio frequency ("RF") receiver in the module.  The signal is then decoded and sent to a processor.  The processor then causes a relay to open or close in accordance with the decoded signal in order to connect or disconnect the electrical power.

Under the second application, a user simply plugs the power cord or telecommunication line of their device, such as a computer or appliance, into the outlet of the module.  The user is then able to dial a pager number that is already pre-programmed.  The paging service then transmits a signal to a radio frequency ("RF") receiver in the module.  The signal is then decoded and sent to a processor. The processor then causes a relay to open or close in accordance with the decoded signal in order to activate the power supply or to turn the power off to the electronic device or to connect or disconnect the telecommunications line.

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

Utility competition.  Two of Nighthawk’s competitors evolved from software companies, and advertise that they provide complete, end-to-end solutions for utility load management.  Their services are relatively expensive, and must be engineered into the utility’s network.  As an alternative, Nighthawk offers equipment that is off-the-shelf and ready to use upon purchase, is easily installed and much less expensive.  It is Nighthawk’s belief that we offer a much more affordable solution that allows the utility to utilize information which already exists within its own network.  Paging offers inexpensive and reliable access to the units, and also allows for a group call feature that enhances the ability to implement an effective load control program.  As evidence of this, one of our customers recently ordered 5,000 Nighthawk load control circuit boards as part of a retro-fit of technology originally installed by Fisher Pierce.  In addition, Nighthawk is currently repairing load control units that were originally manufactured by KeySpan Energy and sold to PECO Energy.  In light of advances made by Nighthawk, KeySpan Energy no longer makes load control units, but has recommended to PECO Energy that they contact Nighthawk for their load control needs.  There is one other competitor that provides paging-based control boards and represents the closest direct competition to the Company.  This competitor used to provide components to Nighthawk, and entered into the market when Nighthawk was experiencing financial difficulties.  The paging technology utilized by this competitor limits their coverage to urban areas.  There is another small, yet active competitor within the electric utilities market, but their product is more expensive due to the fact that it utilizes cellular technology, and it also does not afford the coverage that paging does.

Rebooting competition.  The majority of the competitors in this industry offer products that utilize telephone lines or internet-based technology to access the product.  To our knowledge, Nighthawk is the only company that offers paging-based rebooting units.  Our units are competitively priced in comparison, and offer the distinct advantage of being wireless, thus allowing the units to be moved from place to place without moving lines and incurring installation charges.

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

Nighthawk intelligent products attach to existing customer hardware and act as a "brain", receiving wireless instructions sent from a remote location, allowing the hardware to perform as instructed. As mentioned above, Nighthawk's products are typically set up to receive these instructions via a paging protocol, which allows for secure, reliable and low cost operation.  Nighthawk products literally serve as the "intelligence" between the wireless service medium and the hardware which must perform the desired action.  As such, we believe substantial opportunities exist to partner with wireless service providers as well as hardware manufacturers and dealers, each of which stand to gain from the use of Nighthawk's products.  The Company will also attempt to establish itself as a supplier of products to paging and other wireless service providers, and establish dealer networks in a number of markets, including, but not limited to, computer controls, utilities, irrigation, traffic control, and wide area notification.

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

.

In November 2001, the Company sold the assets and liabilities of Coaching Institute, Inc. to a major shareholder.  The Company recognized a loss on the sale of $574,236. At the time of the reverse acquisition of PCT, the Company had no assets or liabilities, or ongoing operations.

NASD OTC Bulletin Board Quotations

From July 8, 2002 through May 23, 2003, our common stock traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "NIHK".  From May 27, 2003 until November 25, 2003 our stock was traded on the pink sheets under the same symbol, after which our stock resumed trading on the OTCBB.  For information concerning these stock quotations during the past two years, see the section entitled "Market for Common Equity And Related Stockholder Matters." The quotations presented do not represent actual transactions or broker/dealer markups, markdowns or commissions. On November 25, 2003, Nighthawk was cleared to resume trading on the OTCBB.

ITEM 2. DESCRIPTION OF PROPERTY

The Company sales and operations departments are in leased facilities located at 8200 East Pacific Place, Suite 204, Denver, Colorado.   The lease for its facilities expired on March 2002, but it has maintained use of the facilities on a month-to-month basis since that time.   The leased property consists of approximately 2400 square feet, for which the Company pays  $1,650 per month.  It consists of office space and a manufacturing floor.  The Company's financial and accounting offices are located in 679 square feet of leased office space at 10715 Gulfdale, Suite 200, San Antonio, Texas. The lease expired on January 31, 2004, and, similar to the Denver facility, Nighthawk continues to lease the space on a month-to-month basis but at a monthly rate of $808. The Company's Chief Executive Officer currently works out of both the Denver and San Antonio locations.

ITEM 3.  LEGAL PROCEEDINGS

In May 2003, the Company was sued by a former board member seeking recovery for the value of 350,000 shares, or $209,500, and $120,000 due his firm under a retainer agreement between the Company and his firm.  The former Board member had previously signed a settlement agreement with the Company in which he agreed to cancel all potential claims against the Company and its directors in return for 150,000 unregistered shares trading at a value of $0.60 or higher.  The Company does not believe it owes the former Board member anything beyond the settlement agreement and has actively defended its position. The case is proceeding in the state court in Reno, Nevada.  No assurance can be given, however, as to the ultimate outcome of the case.

In July 2003, the Company settled a claim against a former employee and director for alleged misuse and retention of approximately $34,000 in Company funds in accounts under the control of that former employee and director.  Pursuant to the terms of the settlement the former employee and director returned the money and resigned from all positions with the Company.  The Company also agreed to sell back to that former employee and director the assets and liabilities acquired from him in 2001.  The Company recognized a gain of approximately $92,000 on this sale during 2003.

In September 2003, the Company and its former Chief Executive Officer entered into a Separation Agreement pursuant to which the former CEO resigned all positions from the Company, returned stock to the Company for amounts owed to the Company and transferred to a third party the voting rights for the remainder of his shares of Nighthawk stock for a period of five years.  Under the Separation Agreement, the Company agreed to grant him 450,000 stock options and pay for health insurance for three months following his separation from the Company.

In November 2003, the Company was sued by one of the directors of the Company seeking recovery of interest payments for a loan made to the Company.  The Company filed a counter-suit against the director and the parties reached a settlement in which the Company agreed to pay one half of the loan amount, $25,000, in installments and one half of the monthly interest amounts until such time as the $25,000 amount is paid off.  Under the settlement, the director resigned from all positions with the Company and, along with his wife and son, agreed to an eighteen month lock up of stock owned by him, his wife and his son following a permitted sale of 850,000 shares of Company stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)        The Company held its annual shareholder meeting on November 13, 2003.  Three items were submitted to shareholders for approval: (i) the approval of the Company’s auditors, Gelfond Hochstadt Pangburn, PC, for the years 2002 and 2003, (ii) the approval of the Company’s 2003 Employee Stock Option Plan, and (iii) election of directors.

(b)        Proxies were solicited pursuant to Regulation 14A under the Act, there was no solicitation in opposition to the management’s slate of nominees in the proxy and all of such nominees were elected by the shareholders.  The slate of directors included in the proxy were Max Polinsky, Patrick Gorman, Herb Jacobson and Tomas Revesz.  Prior to announcing the results of the election of directors, Mr. Revesz announced his resignation from the board of directors of Nighthawk and withdrew his name from consideration for the election.  The shareholders’ proxies voted to postpone the meeting to a future date to consider the slate.  Prior to reconvening the shareholders’ meeting, Herb Jacobson was disqualified from serving as a member of the board of the Company.  On November 16, 2003 the remaining board members, who also held the proxies for the shareholder meeting, voted to accept the votes cast by the shareholders at the November 13, 2003 shareholder meeting.  Each of the members of the slate received approval by the shareholders, however, due to Mr. Revesz’ resignation and Mr. Jacobson’s disqualification only Messrs. Polinsky and Gorman were elected to the board of directors.  They will hold office for a one year term or until their successor shall have been elected and qualified.

(c)        Matters submitted to shareholders for a vote:

1.     The shareholders were asked to approve the selection of Gelfond Hochstadt Pangburn, PC, as the Company’s auditors for the years 2002 and 2003.  The results of the shareholder votes on this matter are as follows:

Votes For	Votes Against	Abstentions
15,299,011	3,070,428	265

2.     The shareholders were asked to approve the Company’s 2003 Employee Stock Option Plan.  The Plan was first approved by the board of Peregrine Control Technologies, Inc. and the board of Nighthawk sought approval to amend it by increasing the number of shares under the plan from four million to five million as many options had already been granted and the board wanted to make available sufficient shares to retain current valued employees and to attract future potential employees.

Votes For	Votes Against	Abstentions	Non-votes
15,804,725	0	3,015	2,205,326

3. Election of Directors	For	Against	Abstain

Max Polinsky	14,959,188	3,395,300	15,216

Patrick Gorman	14,959,188	3,395,300	15,216

Herb Jacobson	14,351,917	4,002,571	15,216

Tomas Revesz	17,284,055	0	15,216

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market for Common Equity

From July 8, 2002 through May 23, 2003, our common stock traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol  "NIHK".   From May 27, 2003 until November 25, 2003 our stock was traded on the pink sheets under the same symbol, after which our stock resumed trading on the OTCBB.  The CUSIP number is 65410X-10-4.   Knight Securities, L.P., Schwab Capital Markets, L.P. and ACAP Financial, Inc. are among the most active market makers for the stock.  From February 1, 2002 through July 8, 2002, our common stock traded on the OTCBB under the symbol "PGRN."  Prior to February 1, 2002, the stock traded on the OTCBB under the symbol "LSIM".

The following is a table of the high and low bid prices of our stock for each of  the four quarters of the fiscal years ended December 31, 2003 and 2002, and the first quarter of fiscal 2004:

Quarter Ended	High	Low	Quarter Ended	High	Low

March 31, 2004	$0.360	$0.100
December 31, 2003	0.290	0.150	December 31, 2002	$0.320	$0.110
September 30, 2003	0.320	0.150	September 30, 2002	0.600	0.120
June 30, 2003	0.720	0.250	June 30, 2002	1.950	0.550
March 31, 2003	0.730	0.200	March 31, 2002	5.000	0.162

These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  These  prices also reflect the 1:100 reverse split that occurred in January 2002.

(b) Security Holders

The number of record holders of our common stock at year end 2003 was 189 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c) Dividends

There have been no cash dividends declared or paid since the inception of the company, and no cash dividends are contemplated in the foreseeable future. The company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries.

(d) Sales of Unregistered Securities

In 2001, the Company closed a private placement for $391,200 consisting of 391,200 shares of common stock and warrants to purchase 391,200 shares of common stock to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, as amended.  There was no underwriter and, hence, no underwriting discounts nor commissions for the 2001 private placement.

In 2002, the Company closed a private placement for $521,650 consisting of 2,479,000 shares of common stock and warrants to purchase 2,304,000 shares of common stock to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, as amended.  There was no underwriter and, hence, no underwriting discounts nor commissions for the 2002 private placement.

The Company reported sales of unregistered securities during the first three quarters of 2003 in each of the respective Forms 10-QSB filed by the Company.  During the last quarter of 2003, the Company raised $135,000 in a private placement consisting of 900,000 shares of common stock and warrants to purchase 900,000 shares of common stock to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following information should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2003 and 2002.

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

Prior to the merger on February 1, 2002, PCT had been a privately owned, family operated company since its founding in 1992.  During 2001 and 2002 PCT developed products it felt could be sold to targeted markets on a large-scale basis.  Prior to 2001, the Company's revenues were generated primarily through sales of a circuit board that could be utilized by various companies to perform a variety of functions. During 2001 and 2002, the Company developed "off the shelf" whole-house disconnect and load control units which could be easily installed and used by electrical utilities, and the Nighthawk, another ready to use product which can be used to reboot computers. In an effort to strengthen its operations and results, in September of 2001 PCT acquired certain assets of Vacation Communication, Inc. ("Vacation"), a retail paging business. The Company felt that it could leverage off of the existing cash flows of Vacation to fund growth of its own remote control equipment segment, and utilize Vacation's contracts with paging carriers to provide profitable paging services to buyers of its remote control equipment. Also, in an effort to bring outside funds and additional exposure to the Company, in November 2001 it entered into discussions that culminated in the reverse acquisition of Peregrine, Inc. in February 2002.  Still, during 2001 and 2002, the Company had minimal funds available for sales and marketing efforts.  During those years, it spent less than $5,000 per year in advertising related to sales efforts and employed one equipment sales person. The Company also spent an additional $9,000 on general advertising efforts in 2002.

During 2003, the Company spent a significant amount of time resolving corporate governance and operational issues.  This process culminated in the resignation of the Company’s Chief Executive Officer in March 2003, the resignations of five board members including one who served as the Company’s Chief Operating Officer during 2002, the disqualification and subsequent resignation of a fifth board member, and the disposal of the Company’s paging operations that were originally purchased from Vacation during 2001.

The Company designs and manufactures intelligent remote monitoring and power control products that are easy to use, inexpensive and can remotely control virtually any device from any location.  Our proprietary, wireless products are ready to use upon purchase, so they are easily installed by anyone, regardless of technical ability, and are also easily integrated into third-party products, systems and processes.  They allow for intelligent control by interpreting instructions sent via paging and satellite media, and executing the instructions by ‘switching’ the electrical current that powers the device, system or process.  Our intelligent products can be activated individually, in pre-defined groups, or en masse, and for specified time periods with a simple click of a mouse or by dialing a telephone number.

Our products have been uniquely designed and programmed to be simple and ready to use upon purchase by anyone, almost anywhere, at affordable prices.  As such, it is the Company’s goal to have its products become commonplace, accepted and used by businesses and consumers alike in their daily routines.

We save consumers and businesses time, effort and expense by eliminating the need for a person to be present when and where an action needs to be taken.  By utilizing existing wireless technology, we give our users the flexibility to move their application from place to place, without re-engineering their network.  Currently, most commercial control applications utilize telephone lines, which tether the system to a single location and have associated installation and monthly charges.  Our products make companies more profitable by eliminating installation costs and monthly charges for telephone lines, and allow for remote control of unmanned or remote locations that may operate on traditional electrical power, or solar or battery generated power.

Active applications for our intelligent products include, but are not limited to:

-        Rebooting unmanned computer stations

-        Remote switching of residential power

-        Managing power on an electrical grid

-        Activation/deactivation of alarm and warning devices

-        Displaying or changing a digital or printed message or warning sign

-        Turning pumps on or off

-        Turning heating or cooling equipment on or off

Companies both large and small are seeking ways to save money and lower the risk of liability by replacing processes that require human intervention with processes that can be controlled remotely without on-site human intervention.  Today, the remote control of industrial or commercial assets and processes is performed mainly through the use of telephone-line based systems.  Opportunities exist for companies that provide intelligent wireless solutions, as telephone lines are expensive and limited in availability and function. NightHawk’s products are wireless, and can be designed to work with a variety of wireless media.  The number of applications for wireless remote control is virtually limitless.  The Company has identified primary markets (Utility, IT Professional, Traffic Control), as well as secondary markets (Irrigation, Outdoor Advertising, Oil/Gas, Security) for its products.

Comparison of Years Ended December 31, 2003 and 2002

Revenue

The components of revenue, including revenues from discontinued operations, and their associated percentages of total revenues, for the fiscal years ended December 31, 2003 and 2002 are as follows:

	Years Ended December 31,
	2003		2002

Product Revenues
Nighthawk NH2	$508,352	47%	$344,067	40%
PT1 LC	319,615	30%	-	0%
PT Boards	128,914	12%	123,713	14%
Merlin-CEO 700 Sales	28,557	3%	152,638	18%
Other	45,355	4%	40,781	5%

Total product revenues	1,030,793	96%	661,199	76%

Discontinued operations
Airtime sales	45,880	4%	207,513	24%

Total revenues	$1,076,673	100%	$868,712	100%

Revenues from continuing operations are made up of product sales, while revenues from discontinued operations consist of airtime revenues generated by the Company’s paging operations, which were disposed of effective July 31, 2003.  Product revenues increased $369,594 or 56% between years, as the Company completed two large contracts during 2003.  One of the contracts was for the Company’s Nighthawk NH2 product and produced revenues of $432,600 in 2003 and  $310,000 in 2002.  This contract was completed during 2003.  The other contract was for the Company’s PT1 LC product and produced revenues of approximately $317,000 in 2003.  This contract was approximately 81% complete as of December 31, 2003.  Sales of the Company’s generic PT control boards for custom use increased only slightly between years, while sales from the Company’s CEO-700 product declined $124,081 or 81% between years.  During 2003, the Company re-designed its CEO-700 product to improve its performance capabilities, and it did not focus sales efforts on this product during 2003.  It expects to focus more attention on sales of this product during 2004.

During 2002 and 2003, the Company spent less than $6,000 per year on product advertising due to a lack of available funds.  As is more fully discussed in Liquidity and Capital Resources below, the Company anticipates that it will raise funds during 2004 that it will use to implement a comprehensive sales and marketing plan.  This plan will focus on sales to both existing customers as well as new customers within the Electric Utility, Computer Rebooting and Traffic Controls markets, and will also include marketing of the Company’s new satellite-based products.  Until this plan generates orders sufficient to replace revenues from the two large orders processed during 2003, the Company’s revenue production will most likely decrease until its sales and marketing plan can be fully implemented.

Cost of goods sold increased by approximately $309,128 between years, and increased as a percentage of product revenues from 53% in 2002 to 64% in 2003.  As a result, the Company’s gross margin decreased from 47% in 2002 to 36% in 2003.  This decrease is due primarily to the increased volume of PT1 LC’s sold as a percentage of overall product revenues between years.  Gross margins from sales of PT1 LC’s are typically less than for the Company’s other products, as individual contract sales volumes are typically higher.  The PT1 LC was introduced during 2003.

Selling, general and administrative (“SG&A) expenses, net of amounts related to deferred compensation from 2001 and 2002, decreased $102,458 from 2002 to 2003.  During 2002, the Company issued common stock in return for $586,500 in consulting fees.  During 2003, the Company issued common stock for $234,750 in consulting fees.  This decrease in expenses was offset by increases in a) salaries and wages due to the addition of accounting and financial personnel; b) insurance related to general liability and director and officer coverage; and c) professional fees for legal, auditing and shareholder services.  During 2003, the Company incurred legal expenses related to corporate governance and exchange listing matters that were not incurred during 2002.

During 2003, the Company canceled the remaining 300,000 shares that were originally issued to members of its board of directors during 2002, as it determined that the associated services were not performed.  This resulted in a reversal of $300,000 of deferred compensation that was originally recorded in 2002.  During the second quarter of 2003, the Company authorized the cancellation of 300,000 shares of common stock previously issued during 2002.  A $33,000 reduction in consulting expense was recorded during the second quarter of 2003 related to this cancellation, as the Company’s board of directors determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

The Company’s loss from operations during 2003 was $584,553 as compared to a loss of $1,161,727 in 2002.  As indicated above, increased gross profits as a result of increased sales between years were more than offset by expenses incurred with consultants, which were typically paid for by the issuance of common stock.

Net interest expense for 2003 was $45,875 as opposed to $39,172 in 2002.  During 2003, the Company added debt of $200,000 to an unrelated party during May 2003 on which it recognized approximately $11,500 of interest, as well as short-term notes with the same party totaling an additional $150,000 during the latter half of 2003.  The short-term notes carry interest rates of .5% per month.

Airtime sales, which are included in discontinued operations, decreased 69% or approximately $144,000 between years.  The majority of the airtime revenues produced during 2002 and 2003 were produced by retail paging customers rather than by the Company’s equipment customers.  Because the Company’s focus was not on maintaining these retail customers, revenue production from these customers decreased between years.   As a result, the Company sold the customer base, as well as related assets and obligations originally purchased from Vacation, back to the owners of Vacation and recognized a gain of $92,443.  This segment produced a net loss of approximately $14,000 during 2003 prior to its disposal, and a net loss of approximately $262,000 during 2002.  The net loss for 2002 included a impairment of the associated paging customer base of approximately $112,000 during 2002.

The net loss for 2003 was $552,457 or $0.03 per share as compared to a net loss of $1,462,916 or $0.08 per share in 2002.  The improvement between years was due to increase profits from product sales and decreased expenses associated with stock issuances to consultants.  The disposal of the Company’s paging airtime operating segment also allowed the Company to improve its net loss results between years.

Liquidity and Capital Resources

The Company's financial statements for the year ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2003, the Company reported a net loss of $552,457 and has a stockholders' deficit as of December 31, 2003 of approximately $1.1 million. In addition, the Company had a working capital deficiency of approximately $1.1 million at December 31, 2003. The Report of Independent Auditors on the Company's financial statements as of and for the year ended December 31, 2003 includes a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the year ended December 31, 2003, the Company used cash of $921,632 in its normal operating activities.  Approximately $476,000 of this amount was collected during December 2002 and January 2003 in the form of prepayments or deposits on contracts that produced the majority of the Company's revenues during 2003.  The remainder of the Company's operating cash during 2003 has come from the issuance of $365,000 in short term notes, and private equity placements of the Company's common stock that generated net proceeds of $263,000.  A single investor is responsible for $450,000 of the $628,000 in cash proceeds from unrelated parties during 2003.

Until the Company is able to generate positive cash flows from operations in an amount sufficient to cover its current liabilities and debt obligations as they become due, it will be reliant on borrowing funds or selling equity securities to meet those obligations. In an effort to increase the possibility of raising sufficient capital to fund a sales and marketing plan, the Company spent a significant amount of time and effort during 2003 in resolving corporate governance and operational issues.  As mentioned above, these efforts culminated in, among other things, changes in the Company’s management and board, as well as the disposal of the Company’s unprofitable paging airtime operating segment.  In addition, in January 2004 the Company announced that it had completed arrangements under which the Company’s founding shareholders, who at December 31, 2003 owned or controlled in excess of 30% of the Company’s stock, agreed not to sell any of their stock for a period of 18 months.

Subsequent to completing this arrangement, the Company made presentations to a variety of corporate finance organizations for the purpose of raising funds to implement a sales and marketing plan.  As was announced in March 2004, the Company has since decided to accept an offer from First Associates Investments Inc. of Vancouver, British Columbia to assist it in completing an initial public offering of its shares in Canada in conjunction with a listing of its shares on the TSX Venture Exchange.  Under the offering, the Company anticipates raising up to CDN$1.6 million through the sale of units consisting of one share of common stock and one common share purchase warrant.  Pricing of units will be dependent upon market conditions at the time the offering is closed.  If the offering is successful, the Company’s shares will be traded on both the OTC Bulletin Board and the TSX Venture Exchange in Canada.  Terms of the warrant may allow the Company to raise an additional CDN$2.5 million, dependent on market conditions after the offering is completed.  The offering in Canada does not preclude the Company from pursuing supplementary financing arrangements in the United States.

The Company plans to use proceeds from the offering principally to fund a comprehensive sales and marketing effort.  The Company was able to produce record revenues in 2002 and 2003 despite spending less than $6,000 in advertising during each of those years.  The Company’s paging based products have been installed and utilized successfully by clients in those years, and the Company hopes to leverage those relationships to sell to both existing and new customers.  In addition, the Company has recently developed new, satellite-based products that offer the opportunity for the Company to be ‘first to market’ for many commercial applications.  The Company’s marketing plan also calls for the Company to expand its sales efforts beyond the United States for international applications within its targeted markets.

As a result of its fundraising efforts, the Company is currently in discussions with the holder of $350,000 of short-term debt about the possibility of renegotiating the terms of the notes.  The Company has proposed to the investor to agree to convert his $200,000 note to common stock upon raising a minimum of $1.0 million in equity funds, and agree to convert two additional notes totaling $150,000 to long-term notes.

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

Stock-based compensation

We believe that stock-based compensation is a critical accounting policy that affects our financial condition and results of operations.  Statement of Financial Accounting Standards  ("SFAS") No. 123, Accounting for Stock-Based Compensation defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations.

ITEM 7. FINANCIAL STATEMENTS

The audited consolidated balance sheet of the Company as of December 31, 2003 and related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002 are included, following Item 14, in sequentially numbered pages numbered F-1 through F-19. The page numbers for the financial statement categories are as follows:

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

ITEM  8A. CONTROL AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2003, the period cover by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  However, as noted in previous filings, throughout 2002 and until March 26, 2003, the Company's former Chief Executive Officer was responsible for, among other duties, opening the mail, making accounting entries, writing checks and producing financial reports.  Disbursements of cash and stock issuances were made during this time period that were not substantiated as relating to Company business, or were made in error.  At the meeting of the Board of Directors held on March 26, 2003, the former Chief Executive Officer resigned, and the Chief Financial Officer was appointed as his replacement by the board of directors.  Consequently, the same person currently holds both the position of Chief Executive Officer and Chief Financial Officer, but procedures were implemented subsequent to March 26, 2003 to segregate responsibilities in order to reduce the opportunities for a single person to be in a position to both perpetrate and conceal errors or irregularities in the normal course of business.  In addition, the new Chief Executive Officer and the board of directors initiated a process to establish and implement a written policy on disclosure controls and procedures.

PART III

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934, AS AMENDED

The following persons are executive officers and directors of the Company:

H. Douglas Saathoff, 42 - Chief Executive Officer, Chief Financial Officer

H. Douglas "Doug" Saathoff, CPA, joined the Company as its full-time Chief Financial Officer on January 1, 2003 after serving in that capacity on a part-time consulting basis beginning in October 2002.  On March 26, 2003, he was promoted to the position of Chief Executive Officer.   Prior to joining the Company, he served as Chief Financial Officer for ATSI Communications, Inc.  (AMEX:  AI), from June 1994 through July 2002 and as a Board Member of ATSI's publicly traded subsidiary, GlobalSCAPE, Inc. (GSCP.OB) from April 1997 through June 2002. During his tenure at ATSI, he was directly responsible for establishing and monitoring all accounting, financial, internal reporting and external reporting functions, and had primary responsibility for fundraising efforts. ATSI raised over $60 million in debt and equity financing from both individuals and institutions during Doug's tenure, and moved from the Canadian OTC market to the U.S. OTC market and eventually to a listing on the American Stock Exchange in February 2000. ATSI grew from San Antonio-based start-up with 11 employees to an international operation with in excess of 500 employees and operations in the U.S., Mexico, Costa Rica, Guatemala and El Salvador with annual revenues in excess of $60 million. He was instrumental in the acquisition of subsidiaries and customer bases, as well as the divestiture of GlobalSCAPE in June 2002. Prior to joining ATSI, Doug served as the Accounting Manager, Controller and Financial Reporting Manager for U.S. Long Distance Corp. from 1990 to 1993. While at USLD he was responsible for supervising all daily accounting functions, developing internal and external financial reporting of budgeted and actual information, and for preparing financial statements for shareholders, lending institutions and the Securities and Exchange Commission.  Doug also served as Senior Staff Accountant for Arthur Andersen & Co. where he planned, supervised and implemented audits for clients in a variety of industries, including telecommunications, oil & gas and financial services. Doug graduated from Texas A&M University with a Bachelor of Business Administration degree in Accounting.

Myron Anduri, 48 – President

Mr. Anduri joined the Company in January 2000 and was promoted to President in December 2003 from his previous position as Vice President of Sales.  From 1999 to 2000 he was Vice President-New Business Development for Kyocera Solar Inc.  of  Scottsdale, Arizona.  While with Kyocera, he worked to develop new market areas for the company's solar power products.  From 1997 to 1999 he served as Vice President- Telecommunications Division, a $21 million international unit, where he managed all sales and engineering efforts. From 1993-1997 Mr. Anduri was Senior Vice President-Marketing and Sales for Photocomm Inc. a Nasdaq-traded company based in Scottsdale Arizona, which was ultimately acquired by Kyocera in 1997.  He also served as Vice President-Industrial Division of Photocomm from 1989-1993 and was the Rocky Mountain Regional Manager from 1987-89.   Mr. Anduri holds a BA in Economics from Colorado State University.

Max Polinsky, 46 - Chairman of the Board

Mr. Polinsky was elected a member of the Board in April 2002 and is a member of our audit committee. He is a director and principal of Venbanc, Inc., an investment and merchant bank located in Winnipeg, Manitoba Canada that he founded with a partner in 1994. Venbanc specializes in the structuring and financing of start-up companies and provides follow-up financial and management advisory assistance. It has successfully funded and taken public several companies in Canada and the United States in the past ten years. Prior to this Mr. Polinsky was the general manager of City Machinery Ltd., a nationwide power transmission parts distributor with offices across Canada.  He began his career as a stockbroker at Canarim Investment Corp. (now Canaccord Capital) in 1982.  Mr. Polinsky graduated with honors from the University of Manitoba with a degree in Business Administration, Finance Major.

Patrick A. Gorman, 39 - Board Member

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

Each member of the Board of Directors was elected for a one-year term on November 26, 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The following officers and directors filed the indicated reporting forms for the indicated transactions or events.  These transactions and events were reported on filings made subsequent to December 31, 2003, with respect to the Company's fiscal year 2003.

H. Douglas Saathoff filed a Form 5 on February 13, 2004.

Max Polinsky filed a Form  5  on February 13, 2004.

Patrick Gorman filed a Form 5 on February 13, 2004.

Myron Anduri filed a Form 3 subsequent to his appointment as President and a Form 4, both on January 9, 2004.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
	Annual Compensation						Long Term Compensation Awards		Payouts
Name and principal position	Year	Salary		Bonus	Other annual compensation ($)		Restricted stock award ($)	Securities Underlying Options/SARS (#)	LTIP payouts ($)	All other compensation ($)

Steven Jacobson Chief Executive Officer (a)	2002	$177,000	(b)	$-	$ 4,966	(c)	$-	-	$-	$-
	2003	52,500		-	$39,933	(d)	-	450,000	-	-

H. Douglas Saathoff Chief Executive Officer (e)	2003	$115,000		$-	-		-	500,000	-	-

Notes:

(a)        Steven Jacobson was Chief Executive Officer of PCT when PCT was acquired by the Company effective February 1, 2002.  He became Chief Executive Officer of the Company subsequent to this acquisition until March 2003, at which time he became a salaried employee.

(b)        Salary includes the issuance of 1,000,000 shares valued at $0.14 per share issued in lieu of cash compensation, and $37,000 in cash compensation.

(c)        Amount includes $4,966 in personal expenses.

(d)        Amount includes $34,941 in personal expenses and $4,992 uncollected from an outstanding balance owed the Company.

(e)        H. Douglas Saathoff was named the Chief Executive Officer in March 2003.

Name	Number of securities underlying options granted	Percent of total options/SARs granted to employees in fiscal year 2003	Exercise or base price ($/Sh)	Expiration date
H. Douglas Saathoff Chief Executive Officer(a)	500,000	25.84%	$0.22	January 1, 2013

Steven Jacobson Chief Executive Officer(b)	450,000	23.26%	$0.22	September 9, 2013

Notes:

(a)           H. Douglas Saathoff was named the Chief Executive Officer in March 2003.

(b)                    Steven Jacobson  was Chief Executive Officer of PCT when PCT was acquired by the Company effective  February  1,  2002.   He became Chief Executive Officer of the Company subsequent to this acquisition until March 2003, at which time he became a salaried employee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Beneficial Owners of More Than 5% of Nighthawk Systems, Inc. Common Stock

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner		Percent of class

Common stock	Steven Jacobson 6600 E Hampden Ave 3rd Floor Denver, CO 80224	4,252,455	(a)(b)	17%

Common stock	Herbert I. Jacobson 1011 S. Valentia St., #87 Denver, CO 80247	3,001,000	(c)	12%

Common stock	Myron Anduri P.O. Box 1051 Fairplay, CO 80440	4,302,554	(d)	18%

Common stock	Tomas Revesz P.O. Box 2498 McAllen, TX 78502	2,065,541	(e)	8%

Notes:

(a)           Includes 450,000 shares under options, none of which vest within 60 days, and 3,602,554 shares held under in an irrevocable voting agreement with Myron Anduri which was executed on September 8, 2003 and which will survive for a period of five years from that date. See Note (d) below.

(b)           Includes 550,000 shares held in a trust that expires on 6/11/06 for Aaron Guth and 550,000 shares held in a trust that expires on 3/31/09 for Adam Guth. Steve Jacobson acts as trustee for both trusts, and has all rights afforded any shareholder, including voting rights, until the trusts expire.

(c)           Includes 1,500,500 shares held in the name of Mr. Jacobson's wife, Sharon Jacobson.

(d)           Includes 450,000 shares owned directly by Mr. Anduri and 3,602,554 shares held under in an irrevocable voting agreement with Steve Jacobson which was executed on September 8, 2003 and which will survive for a period of five years from that date.  Pursuant to this agreement, Mr. Anduri has the right to vote the proxy of said shares on all matters submitted to a vote of the shareholders with the single exception of votes on any proposal to change fifty one percent (51%) or more of the ownership of the Company.  Mr. Anduri receives no economic benefits from the shares subject to this Voting Agreement.

(e)                    Includes 540,541 shares under warrant, exercisable at any time up to March 31, 2005, and one million shares that are convertible under a promissory note.  These shares are convertible at any time.

Security Ownership of Management

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner		Percent of class
Common stock	Steven Jacobson 6600 E Hampden Ave 3rd Floor Denver, CO 80224	4,252,455	(a), (b)	17%

Common stock	Max Polinsky 138 Portage Ave. East, Ste. 406 Winnipeg, Manitoba R2COA1	525,000	(c)	2%

Common stock	Patrick Gorman 1666 K Street NW, Ste 500 Washington, D.C. 20006	175,000	(d)	0%

Common stock	Arlen Felsen PO Box 260980 Highlands Ranch, Co 80163	175,000	(e)	1%

Common stock	H. Douglas Saathoff 25106 Callaway San Antonio, Tx 78258	898,329	(f)	4%

Common stock	Directors and officers as a group	6,025,784		24%

Notes:

(a)           Includes 450,000 shares under options, none of which vest within 60 days, and 3,602,554 shares held under in an irrevocable voting agreement with Myron Anduri which was executed on September 8, 2003 and which will survive for a period of five years from that date. Pursuant to this agreement, Mr. Anduri has the right to vote the proxy of said shares on all matters submitted to a vote of the shareholders with the single exception of votes on any proposal to change fifty one percent (51%) or more of the ownership of the Company. Steven Jacobson was Chief Executive Officer and a director until March 2003, at which time he became a salaried employee.

(b)           Includes 550,000 shares held in trust for Aaron Guth which expires on 6/11/06 and 550,000 shares held in trust for  Adam  Guth which expires on 3/31/09.   Steven Jacobson acts as trustee for both, and  has  all  rights afforded any  shareholder,  including  voting  rights,  until  the trusts expire.

(c)           Includes 200,000 shares that are owned by Venbanc, Inc., of which Mr. Polinsky is a partner, and 75,000 shares under option that vest November 13, 2004.

(d)           Includes 75,000 shares under option that vest November 13, 2004.

(e)           Mr. Felsen was Chief Operating Officer of the Company and a director until his resignation in July 2003.

(f)           Includes 500,000 options exercisable in thirds on 1/1/04, 1/1/05 and 1/1/06.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a)
	(a)	(b)	(c)
Nighthawk Systems, Inc. 2003 Stock Option Plan approved by security holders	2,285,000	$0.22	2,715,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 30, 2001, PCT acquired certain assets and assumed certain liabilities of Vacation Communication, Inc., a Colorado corporation, in exchange for $50,000 cash, 150,000 shares of the Company's common stock valued at  $150,000, and notes payable of  $183,135, which included a non compete agreement.  Vacation Communication was owned by Arlen Felsen and his wife.  Mr. Felsen was a board member and officer of the Company.  At December 31, 2002, the balance owed was $121,422, and in 2003 the Company made payments  totaling $25,504 towards the notes.  In connection with the acquisition of Vacation Communication, Inc. the Company entered into employment agreements with Mr. and Mrs. Felsen and another employee.  The agreement with Mr. Felsen called for annual salary of $25,000 through February 2005. The agreements with Mrs. Felsen and the employee called for annual salaries of $25,000 and $27,000, respectively.  In addition, the agreements provided for covenants-not-to-compete for a period of one year following separation from the Company.  Effective July 31, 2003, the Company sold back to Mr. Felsen the assets and the remainder of the liabilities originally acquired from Vacation Communications.  The Company received 150,000 shares of its own common stock as payment, which it retired during 2003.  The Company recognized a gain on the disposal of the assets and liabilities of $92,443.

In October 2001, PCT issued an aggregate of 850,000 shares of its common stock to its outside directors for services. The directors were Charles McCarthy, Jr, Thomas Betterton, Lawrence Brady, Allen Gordon, Edwin Meese III, William Odom, Larry Pressler and Max Polinsky. At the date of commitment, total compensation cost was calculated to be $850,000, which is to be recognized over the one-year term of the agreement. During the fourth quarter of 2002, the Company canceled the issuance of 200,000 of these shares that were returned by Mr. Gordon and Mr. Odom to the Company, and reversed $200,000 of associated consulting expenses as these services were never performed. With the exception of Mr. Polinsky, the other directors of PCT listed above resigned in April 2002. During the fourth quarter of 2003, the Company canceled the issuance of an additional 300,000 shares, as it determined that no associated services had been performed.

At a meeting of the Board of Directors held on March 26, 2003, the Board accepted the resignation of Steve Jacobson as chief executive officer, but remained as an employee of the Company. On July 9, 2003, Steve Jacobson resigned as a member of the Company’s board of directors. On September 8, 2003, the Company entered into a separation agreement with Steve Jacobson under which, among other things, he agreed to a) resign as an employee of the Company; b) return 545,454 shares of stock held by him to the Company in payment of the $118,629 he owed the Company as of that date; and c) transfer voting rights for shares owned or held in trust by him to Myron Anduri, an employee of the Company for five years. Under the agreement, the Company agreed to issue Steve Jacobson 450,000 options to purchase shares of the Company’s common stock at $0.22 per share, with such options vesting over a three year period at a rate of 150,000 shares per year. As a result of the transaction, the Company recorded an additional $39,933 in compensation expense to Steve Jacobson for amounts owed by him to the Company upon his resignation. The Company retired the 545,454 shares returned to the Company under the agreement.

On December 19, 2003 the Company entered into a settlement and release agreement with a former director, Herb Jacobson, and his wife.  Under terms of the agreement, Mr. & Mrs. Jacobson and the Company agreed to dismiss any and all claims against each other in return for, among other things, payment of a total of $25,000 over a four month period from the Company to Mr. Jacobson.  In addition, Mr. and Mrs. Jacobson, along with their son Steven Jacobson, agreed to refrain from selling, transferring, conveying or otherwise disposing of their remaining share ownership for a period of eighteen months subsequent to selling an aggregate of 850,000 shares.  As a result of the agreement, the Company recorded a gain of $23,912 due to a reduction in the amount previously recorded by the Company as owed to Mr. Jacobson.

As of December 31, 2002, the Company owed its Vice President of Sales, Myron Anduri, $16,100 in salary and $8,365 in commissions earned in previous periods.  During 2003, the Company paid a total of $12,678 toward these amounts owed.  During 2003, Mr. Anduri loaned the Company $7,964 under short-term notes, of which $4,203 was repaid by December 31, 2003.  As of December 31, 2003 the Company owes Mr. Anduri $38,708 under short-term note arrangements.

At a meeting  of  the Board of Directors held on March 26, 2003, H. Douglas Saathoff was named Chief Executive Officer of the Company.  During 2003, Mr. Saathoff loaned the Company $54,100 under short term notes, of which $45,100 was repaid by December 31, 2003.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)

EXHIBIT INDEX
(Those attached hereto are sequentially numbered)
Item 13(a)

Exhibit No	Description

3(i)	Amended and Restated Articles of Association, as of February 2, 2002, incorporated by reference from Exhibit 3.1 to Form 8-K, as filed with the SEC on February 2, 2002 .
3(ii)	Bylaws of the Company, incorporated by reference from Exhibit 3.2 to Form 8-K, as filed with the SEC on February 1, 2002.
4	Nighthawk Systems, Inc. 2003 Stock Option Plan, incorporated by reference from Exhibit 4.1 to the S-8 Registration Statement filed with the SEC on March 5, 2004.
9	Voting Agreement between Steve Jacobson and Myron Anduri granting Anduri the right to vote Jacobson’s proxy for all shares owned directly by Jacobson, attached hereto.
10.1	Convertible Promissory Note, dated March 31, 2003, payable by the Company to Tomas Revesz, attached hereto.
10.2	Subscription Agreement, dated May 13, 2003, between the Company and Tomas Revesz, attached hereto.
10.3	Promissory Note, dated August 21, 2003, payable by the Company to Tomas Revesz, attached hereto.
10.4	Promissory Note, dated October 3, 2003 payable by the Company to Tomas Revesz, attached hereto.
10.5	Engagement Letter, dated March 11, 2004, entered into between the Company and First Associates related to a public offering in Canada, attached hereto.
10.6	Agreement for the sale of Vacation Communication, Inc., d/b/a Gotta Go Wireless, dated July 31, 2003 between the Company and Arlen Felsen, attached hereto.
10.7	Settlement Agreement dated December 19, 2003 between Herbert and Sharon Jacobson and the Company, attached hereto.
14	Code of Ethics attached to this Annual Report on Form 10-KSB.
24	The Power of Attorney is included on the signature page in this Annual Report on Form 10-KSB.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer is attached to this Annual Report on Form 10-KSB.
32	Certification on Form 10-KSB pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 is attached to this Annual Report on Form 10-KSB.

(b) None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees:

Fees for audit services provided by Gelfond Hochstadt Pangburn, P.C. (“GHP”) totaled  approximately $71,500 for 2003, comprised of $58,500 for the 2002 audit and $13,000 for reviews of the Company’s 2003 quarterly reports on Form 10-QSB.

During 2002, GHP billed the Company approximately $66,750 which was comprised of approximately $51,750 for the 2001 audit and $15,000 for reviews of the Company’s 2002 quarterly reports on Form 10-QSB.

(2)  Audit Related Fees:

GHP did not bill the Company any audit related fees during 2003 or 2002.

(3)  Tax Fees:

GHP did not bill the Company any tax fees during 2003 or 2002.

(4)  All Other Fees:

GHP billed the Company approximately $3,250 for fees during 2003 for services related to the Company’s NASD filing and a Form 8-K.  In 2002, GHP billed the Company approximately $3,000 for other accounting matters.

(5)  Audit Committee’s Pre-Approval Policies and Procedures

(i)   The audit committee of the board of directors approves the scope of services and fees of the outside accountants on an annual basis, prior to the beginning of the services.

(ii)  The audit committee of the board of directors reviewed and approved 100% of the fees for the services above.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Nighthawk Systems, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Nighthawk Systems, Inc. and subsidiary (“the Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nighthawk Systems, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses of $552,457 and $1,462,916 during the years ended December 31, 2003 and 2002, respectively, and has a stockholders’ deficit and working capital deficiency of $1,100,981 and $1,130,413, respectively, at December 31, 2003.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 15 to these consolidated financial statements, the Company has restated its 2002 consolidated statements of operations, stockholders’ deficit and cash flows.

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado

March 12, 2004, except for Note 14,

   as to which the date is March 16, 2004.

Nighthawk Systems, Inc.
Consolidated Balance Sheet
December 31, 2003

ASSETS

Current assets :
Accounts receivable, net of allowance for doubtful accounts of $134	$ 41,917
Inventories	75,329
Other	35,355

Total current assets	152,601

Furniture, fixtures and equipment, net	20,774
Intangible assets (Note 5)	8,658

$ 182,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities :
Cash overdraft	$ 3,902
Accounts payable	392,538
Accrued expenses	200,588
Line of credit (Note 8)	19,842
Notes payable (Note 9):
Related parties	118,834
Other	458,766
Customer deposit	63,544
Other related party payable (Note 11)	25,000

Total liabilities (all current)	1,283,014

Commitments and contingencies (Notes 6, 10 and 11)

Stockholders' deficit (Notes 10 and 12):
Preferred stock, $0.001 par value; 5,000,000
shares authorized; none issued and outstanding
Common stock; $0.001 par value; 50,000,000
shares authorized; 24,320,902 issued and outstanding	24,321
Additional paid- in capital	2,855,289
Accumulated deficit	(3,980,591)

Total stockholders' deficit	(1,100,981)

$ 182,033

The accompanying notes are an integral part of these financial statements.

Nighthawk Systems, Inc.
Consolidated Statements of Operations
Years ended December 31,

		2002
	2003	(Restated)

Revenue	$ 1,030,793	$ 661,199

Cost of goods sold	658,203	349,075

Gross profit	372,590	312,124

Selling, general and administrative expenses	1,290,143	1,392,601
Amortization of deferred compensation (Note 10)	-	1,556,250
Reversal of 2001 deferred compensation (Note 10)	-	(368,750)
Reversal of 2002 deferred compensation (Note 10)	(300,000)	(1,106,250)
Reversal of 2002 consulting expense (Note 10)	(33,000)	-

Loss from operations	(584,553)	(1,161,727)

Interest expense
Related parties	15,036	17,795
Other	30,839	21,377

Loss from continuing operations	(630,428)	(1,200,899)

Discontinued operations (Note 3)
Loss from operations of discontinued segment	(14,472)	(262,017)
Gain on disposal of discontinued segment	92,443	-
	77,971	(262,017)

Net loss	$ (552,457)	$ (1,462,916)

Loss from continuing operations per basic and diluted common share	$ (0.03)	$ (0.07)

Income (loss) from discontinued operations per basic and diluted common share	*	$ (0.01)

Net loss per basic and diluted common share	$ (0.03)	$ (0.08)

Weighted average common shares outstanding - basic and diluted	22,021,229	18,565,172

* Less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

	Nighthawk Systems, Inc. Consolidated Statements of Stockholders' Deficit Years ended December 31, 2003 and 2002 (Restated)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Deferred compensation	Stockholder receivable	Total

Balances, December 31, 2001	14,681,200	$ 14,681	$ 3,169,840	$ (1,965,218)	$ (1,556,250)	$ (118,629)	$ (455,576)

Common stock issued for cash	2,479,000	2,479	519,171				521,650

Common stock issued for services	2,948,324	2,948	583,552				586,500

Transfer of common stock by stockholder for obligations of the Company			21,000				21,000

Common stock retained by Peregrine, Inc.	4,600,256	4,600	(4,600)				-

Amortization of deferred compensation cost					81,250		81,250

Cancellation of agreements under deferred compensation	(1,900,000)	(1,900)	(1,473,100)		1,475,000		-

Net loss (Restated)				(1,462,916)			(1,462,916)

Balances, December 31, 2002	22,808,780	$ 22,809	$ 2,815,863	$ (3,428,134)	$ -	$ (118,629)	$ (708,091)

Cancellation of consulting arrangement	(300,000)	(300)	(32,700)				(33,000)

Common stock and warrants issued for cash, net of issuance costs of $7,000	1,575,000	1,575	261,425				263,000

Issuance of stock options to consultants			6,825				6,825

Cancellation of agreements under deferred compensation	(300,000)	(300)	(299,700)				(300,000)

Common stock issued for services	1,116,667	1,117	233,633				234,750

Common stock issued for interest expense	25,000	25	11,475				11,500

Shares received for sale of operating segment	(150,000)	(150)	(28,350)				(28,500)

Exchange of shares for shareholder receivable	(454,545)	(455)	(113,182)			118,629	4,992

Net loss				(552,457)			(552,457)

Balances, December 31, 2003	24,320,902	$ 24,321	$ 2,855,289	$ (3,980,591)	$ -	$ -	$(1,100,981)

	The accompanying notes are an integral part of these financial statements.

Nighthawk Systems, Inc. Consolidated Statements of Cash Flows Years ended December 31,

		2002
	2003	(Restated)

Cash flows from operating activities:
Net loss	$ (552,457)	$(1,462,916)

Adjustments to reconcile net loss to
net cash used in operating activities

Loss from operations of discontinued segment	14,472	262,017
Gain on disposition of operating segment	(92,443)	-
Depreciation and amortization	5,859	7,999
Provision for bad debts	-	6,035
Settlement of other related party payable	(23,912)
Common stock issued for services	234,750	586,500
Common stock issued for interest	11,500	-
Issuance of stock options to consultants	6,825	-
Compensation expense on settlement of receivable from shareholder	4,992	-
Amortization of deferred compensation	-	1,556,250
Reversal of 2001deferred compensation	-	(368,750)
Reversal of 2002 deferred compensation	(300,000)	(1,106,250)
Reversal of consulting agreement	(33,000)	-
Change in assets and liabilities, net of business acquisition:
Decrease (increase) in accounts receivable	160,232	(203,448)
Decrease (increase) in inventories	(15,621)	6,873
Increase in accounts payable	53,659	53,607
Increase in accrued expenses	8,643	118,257
Increase (decrease) in deferred revenue	(432,600)	432,600
Increase in customer deposit	63,544	-
Net increase in other assets and liabilities	(36,075)	5,332

Total adjustments	(369,175)	1,357,022

Net cash used in operating activities of continuing operations	(921,632)	(105,894)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(18,124)	(6,231)

Net cash used in investing activities	(18,124)	(6,231)

Cash flows from financing activities:
Cash overdraft	3,902	-
Proceeds from notes payable, related parties	62,064	64,526
Payments on notes payable, related parties	(49,302)	(92,795)
Proceeds from (payments made) on factoring arrangement, net	(82,502)	82,502
Proceeds from notes payable, other	365,000	-
Payments on notes payable, other	(25,447)	(18,529)
Payments on lines of credit	-	(158)
Payments on other related party payable	-	(355)
Net proceeds from issuance of common stock	263,000	521,650

Net cash provided by financing activities	536,715	556,841

Cash used in discontinued operations	(25,636)	(46,350)

Net increase (decrease) in cash	(428,677)	398,366
Cash, beginning of year	428,677	30,311

Cash, end of year	$ -	$ 428,677

Supplemental disclosures of cash flow information:

Cash paid for interest	$ 22,408	$ 13,345

Supplemental disclosure of non-cash investing and financing activities:

Exchange of shares for shareholder receivable
Carrying value of receivable from shareholder	$ 118,629
Value of stock returned to and retired by Company	$ (113,637)
Compensation expense on settlement of receivable from shareholder	$ 4,992

Disposition of operating segment
Carrying value of assets	$ 26,176
Liabilities	(90,119)
Value of stock returned to and retired by Company	(28,500)
Gain on disposition of operating segment	$ (92,443)

Transfer of common stock by stockholder for obligations of the Company		$ 21,000

The accompanying notes are an integral part of these financial statements.

NIGHTHAWK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

1.   Organization, going concern, results of operations and management's plans:

Organization:

Nighthawk Systems, Inc. (“Nighthawk” or “the Company”) designs and manufactures intelligent remote monitoring and power control products that are easy to use, inexpensive and can remotely control virtually any device from any location.  The Company’s proprietary, wireless products are ready to use upon purchase, so they are easily installed by anyone, regardless of technical ability, and are also easily integrated into third-party products, systems and processes.  They allow for intelligent control by interpreting instructions sent via paging and satellite media, and executing the instructions by ‘switching’ the electrical current that powers the device, system or process.  Nighthawk’s intelligent products can be activated individually, in pre-defined groups, or en masse, and for specified time periods with a simple click of a mouse or by dialing a telephone number.

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

PCT was incorporated as a Colorado corporation in 1992.  In September 2001, the Company purchased certain assets and assumed certain liabilities of Vacation Communication, Inc. (dba Gotta Go Wireless), a Colorado corporation, engaged in providing wireless paging airtime and in pager sales. Through Vacation Communication, the Company was able to provide paging services to customers that purchase its remote control products and also provided paging services to retail paging customers.  Effective July 31, 2003, the Company sold back the remaining assets and liabilities of the paging business to the original owners.  Since that date, the Company has provided paging services to customers by reselling services that it obtains from various paging airtime vendors.

Going concern, results of operations and management's plans:

The Company incurred a net loss of $552,457 during the year ended December 31, 2003 and has both a stockholders' deficit and working capital deficiency  of approximately $1.1 million as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Although no assurance can be given that such plans will be successfully implemented,  management's plans to address these concerns include:

1.         Raising working capital through additional borrowings.

2.         Raising  equity  funding  through  sales  of the Company's common stock

3.         Implementation of a sales and marketing plan.

4.         Sales of products that utilize satellite-based service.

As was announced in March 2004, the Company has since decided to accept an offer from First Associates Investments Inc. of Vancouver, British Columbia to assist it in completing an initial public offering of its shares in Canada in conjunction with a listing of its shares on the TSX Venture Exchange.  Under the offering, the Company anticipates raising up to CDN$1.6 million through the sale of units consisting of one share of common stock and one common share purchase warrant.  Pricing of units will be dependent upon market conditions at the time the offering is closed.  If the offering is successful, the Company’s shares will be traded on both the OTC Bulletin Board and the TSX Venture Exchange in Canada.  Terms of the warrant may allow the Company to raise an additional CDN$1.6 million, dependent on market conditions after the offering is completed.  The offering in Canada does not preclude the Company from pursuing supplementary financing arrangements in the United States.

The Company plans to use proceeds from the offering principally to fund a comprehensive sales and marketing effort.  The Company was able to produce record revenues in 2002 and 2003 despite spending less than $6,000 in product advertising during each of those years.  The Company’s paging based products have been implemented successfully by clients in those years, and the Company hopes to leverage off of those relationships to sell to both existing and new customers.  In addition, the Company has recently developed new, satellite-based products that offer the opportunity for the Company to be ‘first to market’ for many commercial applications.  The Company’s marketing plan also calls for the Company to expand its sales efforts beyond the United States for international applications within its targeted markets.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.  Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.  At December 31, 2003, the Company had $41,917 in accounts receivable, net of the allowance for doubtful accounts.  Approximately $30,000 of this balance was from one customer.   The entire balance was collected subsequent to December 31, 2003.  This same customer represented 47% of the Company's revenue during 2003. The Company was not dependent on any single industry segment for its revenues.

During 2003 and 2002, the Company's largest supplier accounted for approximately 66% and 22% of purchases of pre-manufactured component materials.  During 2003, two customers accounted for approximately 47% and 31% of sales, respectively.  During 2002, two customers accounted for approximately 36% and 10% of sales, respectively.  The same customer represented the largest percentage of sales in both 2003 and 2002.

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

Intangible assets

Intangible assets include patent costs and are stated at cost.   Amortization will be provided by method over the estimated lives of ten years. The Company reviews these and any other long-lived assets for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset.  If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Based on management's review at December 31, 2002, the Company recorded a charge of $112,394 related to an impairment of the customer base purchased from Vacation Communication, Inc. that is included in discontinued operations in 2002.  No impairment is recorded at December 31, 2003.

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

Advertising:

Advertising costs are expensed as incurred. For the year ended December 31, 2003 product advertising costs were approximately $6,000.  For the year ended December 31, 2002, advertising costs were approximately $14,000, which included approximately $6,000 of product advertising and $8,000 of general corporate advertising.

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

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year.  Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share.  During the year ended December 31, 2001 the Company issued 2,075,000 shares under stock-based compensation arrangements, which were to be earned in future periods.  Until they were earned, or canceled, during the year ended December 31, 2002, these shares were considered options for purpose of computing basic and diluted earnings per share.  The Company also issued 2,310,000 options during 2003. For the years ended December 31, 2003 and 2002, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share.  Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

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

Comprehensive income

For the years ended December 31, 2003 and 2002, the Company had no components of comprehensive income to report.

Stock-based compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans.  See Footnote 12 for the required disclosure.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees", but has adopted the enhanced disclosure requirements of SFAS 148.

Common stock split

In January 2002, the Company effected a 1:100 reverse common stock thereby decreasing the number of issued and outstanding shares.  All references in the accompanying financial statements to the number of common shares have been restated to reflect the common stock split.

Recently issued accounting pronouncements

In January 2003, the FASB issued SFAS Interpretation No. 46, “Consolidation of Variable Interest Entities” ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation no later than as of the end of the first reporting period after December 15, 2003.  As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to manditorily redeemable non-controlling interests, which have been deferred. The Company has adopted the applicable provisions of SFAS No. 150 which did not have a material impact on the financial condition or results of operations of the Company. However, numerous provisions have been delayed and will be adopted in the future.  Management believes that the adoption of the delayed provisions will not have a material impact on its results of operations or financial condition.

3.   Discontinued operations

On September 30, 2001, the Company acquired certain assets and assumed certain liabilities of Vacation Communication, Inc. (“VCI”), a Colorado corporation, in exchange for $50,000 cash, 150,000 shares of the Company's common stock valued at $150,000, and notes payable of $183,135, in a transaction accounted for as a purchase. The Company acquired these assets and liabilities to enable it to market and sell paging airtime to customers that purchase its equipment. Effective July 31, 2003 the Company sold the remaining assets and liabilities originally purchased with or originated as a result of the purchase of VCI. back to the original owners of the operation. In return, the Company received 150,000 shares of its common stock, and the owners of VCI facilitated the return of approximately $34,000 in cash to the Company that had been held in an account under their control. The Company recognized a gain on this transaction of $92,443, and has presented the financial results of this paging business segment as discontinued operations in the accompanying financial statements. Revenues from discontinued operations were approximately $45,900 and $207,500 for the years ended December 31, 2003 and 2002, respectively.

4.     Furniture, fixtures and equipment

Furniture, fixtures and equipment consist of the following at December 31, 2003:

Equipment	$ 30,306
Furniture and fixtures	3,378
Software	3,171

36,855
Less accumulated depreciation	(16,081)

$ 20,774

5.   Intangible assets

Intangible assets consist of the costs for two pending patent applications.  Patent costs will be amortized using the straight-line method over ten years.

6.     Commitments and contingencies

Leases

The Company leases office and warehouse space under month-to-month operating leases in Denver, Colorado and San Antonio, Texas. Rent expense incurred for the years ended December 31, 2003 and 2002 was approximately $26,000 and $36,000, respectively.

Pending litigation

In May 2003, the Company was sued by a former Board member seeking recovery for the value of 350,000 shares, or $209,500, and $120,000 due his firm under a retainer agreement between the Company and his firm.  The former Board member had previously signed a settlement agreement with the Company in which he agreed to cancel all potential claims against the Company and its directors in return for 150,000 unregistered shares trading at a value of $0.60 or higher.  The Company does not believe it owes the former Board member anything beyond the settlement agreement and has actively defended its position. The case is proceeding in the state court in Reno, Nevada.  No assurance can be given, however, as to the ultimate outcome of the case.

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

The Company did not incur income tax expense for the years ended December 31, 2003 and 2002. The difference between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2003 and 2002 was due primarily to the tax effect of the valuation allowance.

At December 31, 2003, the Company has approximately $3,600,000 of net operating loss carryforwards, which expire from 2014 through 2023.  At December 31, 2003 the components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$ 1,224,000
Valuation allowance	(1,224,000)

Net deferred tax asset	$ -

A valuation allowance has been provided to reduce the deferred tax assets as realization is not assured.

8.   Line of credit

The Company has $19,842 outstanding at December 31, 2003 under a $20,000 unsecured line of credit with a bank.  Borrowings under the line of credit  bear interest at the Wall Street Journal's published prime rate plus 3% (7% at December 31, 2003); interest due monthly.  The line of credit is guaranteed by three stockholders and an officer of the Company.

9.   Notes payable

At December 31, 2003, notes payable consist of the following:

Related parties:

Note payable to a stockholder/business partner; unsecured; 8% annual interest rate; due and in default	$ 21,126

Subordinated note payable, affiliate; unsecured; interest at 8%; due June 2002, currently in default	50,000

Note payable, officer; unsecured; interest at prime rate plus 5.5% (9.49% at December 31, 2003); due on demand	10,888

Note payable, officer; secured by accounts receivable, interest at 18%; paid January 2004	9,000

Note payable, officer; unsecured; interest at 13%, revolving	5,543

Note payable, officer, unsecured, interest at 17%, due December 2002, currently in default	22,277

$ 118,834

Other:

Unsecured, convertible note payable to stockholder, no stated interest rate, due December 1, 2003 currently in default	$ 200,000

Unsecured notes payable to stockholder, interest at 6%, due October 31, 2003, currently in default	150,000

Note payable to stockholder, interest at 5% secured by accounts receivable, due January 2004, currently in default	7,543

Subordinated note payable, unsecured, interest at 8%; due June 2002, currently in default	71,640

Unsecured line of credit with a bank, borrowings under the line of credit bear interest at the bank's prime rate plus 4.75% (13.99% at December 31, 2003); interest due monthly, due August 2005	29,583

$ 458,766

10.  Stockholders' deficit

Preferred stock:

The Company has authorized 5,000,000 shares of $0.001 par value, preferred stock.  At December 31, 2003 there were no preferred shares issued and outstanding.

Common stock:

In September 2001, PCT issued 1,225,000 shares of its common stock to consultants for future services.  At the date of commitment, the total consulting cost was calculated to be $1,225,000 ($1.00 per share), which was to be recognized over the one-year term of the agreement. Through December 31, 2002, the Company had recognized consulting expense of $1,225,000.  During the fourth quarter of 2002, the Company recorded a reduction in stock compensation expense of $1,225,250 related to the cancellation of the agreements, as management determined that no services had been performed.

The Company issued 40,167 shares of common stock in September 2002 and 58,157 shares of common stock in December 2002 to a consultant in return for $6,000 and $12,000 of financial and accounting services performed during the third and fourth quarters, respectively.  The number of shares issued was based on management's estimate of the fair value of the common stock during the period in which the services were performed. Also during 2002, the Company issued an additional 75,000 shares to consultants for services valued at $57,750.

In October 2002, the Company issued 300,000 shares of common stock to a consultant for services rendered, and to be rendered.  At the date of the commitment, the total consulting cost was calculated to be $33,000 that was based on the fair value of the Company's common stock on that day.  During the second quarter of 2003, the Company canceled the share issuance and recorded a $33,000 reduction in consulting expense. The Company’s board of directors determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

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

During 2002, the Company issued a total of 2,479,000 shares of its common stock and 2,304,000 warrants, at prices ranging from $1.00 per share in January to $0.10 per share in November, in exchange for total cash proceds of $521,650.  The warrants are exercisable within two years of the date of grants at prices ranging from $1.50 to $0.20.  During 2003, the Company issued a total of 1,575,000 shares of its common stock and 1,575,000 warrants with an exercise price of $0.25 per share in exchange for net cash proceeds of $263,000.

Common Stock warrant transactions during 2003 and 2002 are summarized below:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2001	391,200	$1.50
Granted	2,304,000	0.37
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2002	2,695,200	$0.53
Granted	1,575,000	0.25
Exercised	-	-
Forfeited	(391,200)	$1.50

Outstanding at December 31, 2003	3,879,000	$0.32

On May 13, 2003, an investor loaned $200,000 to the Company in exchange for a 90-day note that was convertible into common shares of the Company at the lender's option on the 91st day at a price of no more than $0.20 per share. Should the Company sell any shares during the period the note is outstanding for less than $0.20 per share, the conversion price would be lowered to match that selling price. Interest on the note for the 90-day period was 25,000 shares of the Company's common stock, valued at $0.46 per share, which was the market value of the common stock on the date of issuance. Terms of the note stipulate that should the lender choose not to convert the note, and should the Company fail to repay the note when due, the Company will incur a penalty of 25,000 common shares per month. The Company also agreed to register all shares underlying the agreement on a best-efforts basis. During August 2003, the investor agreed to extend the maturity date of the note to December 1, 2003. As of December 31, 2003, the note was still in default.

During the fourth quarter of 2003, the Company issued a total of 1,116,667 shares for $234,750 of consulting expenses incurred during 2003. This included a total of 450,000 shares to five independent directors who had served on the Company’s board during 2002 and 2003.

11.  Related party transactions

In October 2001, PCT issued  an aggregate  of  850,000  shares  of  its common  stock to its outside directors who  were on PCT's board at that time in  exchange  for  services  to  be  performed.  At  the  date  of commitment,  total  compensation  cost  was calculated  to be $850,000, which was to be recognized over the  one-year  term  of  the agreement. With  the exception of one  Board member, all of the outside  directors resigned  in  April  2002.   During  the  fourth  quarter  of 2002, the Company  canceled 200,000 of these  shares that were  returned  to  the Company,  and   reversed   $200,000  of  consulting   expenses  as  the associated services were never performed.  During the fourth quarter of 2003, the Company reversed an additional 300,000 of these shares and reversed $300,000 of consulting expenses as the Company could not determine that any of the associated services had been performed.

During 2002, the Company borrowed $41,126 from an individual who is a business partner of a board member, and later repaid $24,150 including $4,150 in interest during 2002.  The balance of this note payable at December 31, 2003, is $21,126.

As of December 31, 2002, the Company owed an officer $16,100 in salary and $8,365 in commissions earned in previous periods.  During 2003, the Company paid a total of $12,678 toward these amounts owed.  As of December 31, 2002, the Company owed the same officer $34,947 under short-term note arrangements.  During 2003, the same officer loaned the Company an additional $7,964 under a short-term note.   During 2003, a total of $4,203 of note payments were made by the Company.  As of December 31, 2003 the Company owes the officer $38,708 under the short-term note arrangements.  During 2003, a different officer loaned the Company $54,100 under short-term notes, of which $45,100 was repaid by December 31, 2003.

During 2003, the Company made payments of $25,504 to Arlen Felsen while he was a director and employee to reduce amounts owed to him for the purchase of certain assets and liabilities of Vacation Communications.  These payments reduced amounts owed to Mr. Felsen for the purchase to $95,918.  This obligation was sold back to Mr. Felsen, along with other assets and liabilities associated with the original purchase effective July 31, 2003.  The Company recognized a gain of $92,443 on this transaction.

At a meeting of the Board  of  Directors  held  on March  26,  2003,  the  Board  accepted  the resignation of Steve Jacobson as chief executive officer, but he remained as an employee and a director of the Company.  On July 9, 2003, Steve Jacobson resigned as a member of the Company’s board of directors.  On September 8, 2003, the Company entered into a separation agreement with Steve Jacobson under which, among other things, he agreed to a) resign as an employee of the Company; b) return 545,454 shares of stock held by him to the Company in payment of the $118,629 he owed the Company as of that date; and c) transfer voting rights for shares owned or held in trust by him to Myron Anduri, an employee of the Company, for five years.  Under the agreement, the Company agreed to issue Steve Jacobson 450,000 options to purchase shares of the Company’s common stock at $0.22 per share, with such options vesting over a three year period at a rate of 150,000 shares per year.

On December 19, 2003 the Company entered into a settlement and release agreement with a former director, Herb Jacobson, and his wife.  Under terms of the agreement, Mr. & Mrs. Jacobson and the Company agreed to dismiss any and all claims against each other in return for, among other things, payment of a total of $25,000 over a four month period from the Company to Mr. Jacobson.  In addition, Mr. and Mrs. Jacobson, along with their son Steven Jacobson, agreed to refrain from selling, transferring, conveying or otherwise disposing of their remaining share ownership for a period of eighteen months subsequent to selling an aggregate of 850,000 shares.  As a result of the agreement, the Company recorded a gain of $23,912 due to a reduction in the amount previously recorded by the Company as owed to Mr. Jacobson.

12.  Stock options

Upon the reverse acquisition of Peregrine, Inc. on February 1, 2002, the 2000 Performance Stock Option Plan (the "Plan") of PCT was automatically terminated. As such, no options were outstanding as of December 31, 2002. This option plan was subsequently adopted by the Company's Board effective January 1, 2003. The Company may issue a maximum of 4,000,000 shares of common stock under the Plan. The Plan provides for awards in the form of options, including incentive stock options and non-qualified stock options.  Under the plan, options granted vest at a rate set by the board of directors or committee appointed by the board directors, options are exercisable up to 10 years from the date of grant at not less than 100% of the fair value of the common stock on the date of grant. If the option holder owns 10% or more of the Company's common stock, the options are excercisable at not less than 110% of the fair value of the common stock on the date of grant. At the Company’s Annual Shareholders meeting held in November 2003, the shareholders approved a name change for the plan to the Nighthawk Systems, Inc. 2003 Stock Option Plan and increased the number of shares eligible for distribution under the plan to 5,000,000.

The Company has elected to continue to account for stock option grants in accordance with APB 25 and related interpretations. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.  As all employee options were issued at or above market during 2003, no compensation expense was recognized during 2003.  If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:

	Year Ended December 31,
	2003	2002
Net loss:	$ (552,457)	$ (1,462,916)
As reported
Total stock-based employee compensation expense determined under fair value based method for all employee awards, net of related tax effects	(13,685)	0
Pro forma net loss	$ (566,142)	$ (1,462,916)

Pro forma net loss per share:
As reported:
Basic and diluted	$ (0.03)	$ (0.08)
Pro forma:
Basic and diluted	$ (0.03)	$ (0.08)

The pro forma effect on net loss may not be representative of the pro forma effect on net income or loss of future years due to, among other things: (i) the vesting period of the stock options and the (ii) fair value of additional stock options in future years.

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002

Dividend yield	0.0%	n/a
Expected volatility	1.229 – 1.316	n/a
Risk-free interest rate	4.50%	n/a
Expected life in years	1 - 3	n/a

The weighted average fair value at date of grant for options granted during 2003 was from $0.009 to $0.027 using the above assumptions.

During 2003, the Company issued 375,000 options to purchase common stock of the Company to non-employees, 325,000 of which vested immediately.  The remaining 50,000 vest over a three year period.  In accordance with SFAS 123, the Company recognized approximately $6,800 in expense related to the portion of the options vesting during 2003.  A total of 1,935,000 options were issued to employees during 2003, all of which vest in thirds on the first, second and third anniversary dates of their issue.

There was no stock option activity during the year ended December 31, 2002.  The following summarizes the stock option activity for the year ended December 31, 2003:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at beginning of year	0	$ -
Options granted	2,310,000	0.22
Options exercised	0	-
Options forfeited or expired	25,000	0.22

Outstanding at end of year	2,285,000	0.22

Options exercisable at year end	325,000	0.22

Options available for grant at end of year	2,715,000

Options outstanding at December 31, 2003 which have not yet vested will vest in thirds on the first, second and third anniversary dates of their issuance as follows: 486,667 on January 1, 2004, 2005 and 2006; 150,000 on September 8, 2004, 2005 and 2006; and 16,667 on November 1, 2004, 2005 and 2006.

13.  Deferred revenue

In December 2002, the Company received $432,600 from a customer in return for a commitment to build 1,400 remote control units for specific unmanned computer kiosk sites throughout the United States. The entire amount was recognized as revenue throughout 2003 as the units were shipped.

14.  Subsequent events

During the first quarter of 2004, the Company issued 733,333 shares of common stock and 733,333 warrants to purchase the Company's common stock for $0.25 per share in return for cash proceeds of $110,000, an additional 150,000 shares for services to be performed from February through April 2004, and 330,000 shares as the result of the exercise of stock options.

In 2001, PCT issued 391,200 shares of its common stock in return for $391,200 in cash proceeds.  Based on a review of Company records during 2003, Company management determined that the 391,200 of associated warrants to purchase 391,200 shares of common stock at $1.50 per share were never delivered to the purchasers subsequent to their investment.  Company management also determined this to be the case with 255,000 shares issued by the Company between January and June 2002 in return for $255,000 in cash proceeds, for which warrants to purchase 255,000 shares at $1.50 per share should have been delivered.  According to Company records, all such warrants should have been exercisable for a period of two years from their date of issuance; therefore, the 391,200 warrants owed to investors from 2001 expired without being delivered to the investors.  In order to fulfill the terms of their investment, in January 2004 the Company granted new warrants to each of the investors whose funds were received in 2001 and during the first six months of 2002 in order to permanently replace those that were never issued.  Terms of the new warrants allow the investor to purchase one share of Series A Preferred Stock for $2.50 per share for every $10 originally invested in the Company.  The Preferred Stock will pay a quarterly dividend of 7% annual interest in the form of Company common stock.  The Preferred Stock is convertible into common shares of the Company on a 1 for 10 basis at any date through June 30, 2005.  On that date, all outstanding Preferred Stock will convert to common stock on a 1 for 10 basis.  The new warrants to purchase Preferred Stock must be exercised on or before April 30, 2004.

15.  Restatement

During 2003, management of the Company became aware that 1,475,000 shares of the Company’s common stock had been issued, but not accounted for by prior management, in return for $300,000 of consulting and other services related to the reverse acquisition of the Company by PCT in 2002.  Because the services were performed during 2002, the Company has restated its consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2002 in the accompanying financial statements to include this transaction. Following is a summary comparison of amounts previously reported with restated results:

Year Ended December 31, 2002
	Restated	As Previously Reported

Revenues	$ 661,199	$ 661,199

Cost of goods sold	$ 349,075	$ 349,075

Selling, general & administrative expenses	$ 1,392,601	$ 1,092,601

Net loss	$(1,462,916)	$(1,162,916)

Net loss per basic and diluted common share	$ (0.08)	$ (0.06)

Weighted average common shares outstanding – basic and diluted	18,565,172	18,128,254

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 7, 2004	NIGHTHAWK SYSTEMS, INC.
By: /s/ H. DOUGLAS SAATHOFF
H. Douglas Saathoff,
Chief Executive Officer & Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints H. Douglas Saathoff his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Max Polinsky	Director	April 7, 2004
Max Polinsky

/s/ Patrick Gorman	Director	April 7, 2004
Patrick Gorman

23

EXHIBIT 9 – VOTING AGREEMENT BETWEEN STEVEN JACOBSON AND MYRON ANDURI

VOTING AGREEMENT

            THIS VOTING AGREEMENT is entered into this ___ day of October 2003 by and between Steven H. Jacobson (“Jacobson”) and Myron Anduri (“Anduri”), both Colorado residents, pursuant to Nevada Revised Statutes 78.865.  Jacobson and Anduri may collectively be referred to herein as the “Parties”.

RECITALS

WHEREAS, on September 8, 2003, Jacobson entered into a Separation Agreement with NightHawk Systems, Inc. (“NightHawk” or “Company”) pursuant to which Jacobson agreed to transfer to Anduri all of the voting rights of the shares of common stock he owns in NightHawk for a period of sixty (60) months, and;

WHEREAS, Anduri agrees to accept Jacobson’s voting rights for all of Jacobson’s shares of common stock in NightHawk, and;

WHEREAS, Nevada law allows for two or more stockholders to enter into a voting agreement in writing, and both Jacobson and Anduri are stockholders of the Company.

            NOW THEREFORE, in consideration for the foregoing, the mutual promises set forth herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Jacobson and Anduri hereby agree as follows:

1.     Jacobson represents that he owns ___________ shares of NightHawk stock (evidenced by Certificate No.’s ______, _______ and _____) (collectively, the “Jacobson Stock”) and that they are all of the NightHawk shares owned by Jacobson.

2.     Jacobson hereby irrevocably grants, conveys, assigns and transfers to Anduri all of Jacobson’s voting rights (the “Jacobson Proxy”) in the Jacobson Stock for a period of five years from September 8, 2003 (the “Proxy Period”).  Upon receipt of a proxy for any NightHawk shareholder vote during the Proxy Period, Jacobson agrees to deliver such proxy to Anduri to vote in each such shareholder vote.  Additionally, Jacobson hereby irrevocably authorizes NightHawk’s transfer agent to distribute any and all of Jacobson’s proxies for NightHawk shareholder votes during the Proxy Period to Anduri in care of the Company business address on record with the transfer agent.

3.    Anduri agrees that he shall cause the Company to (i) properly record the existence of this Voting Agreement in the Company’s stock ledger and with the Company’s stock transfer agent, (ii) instruct the transfer agent to send all proxies for Jacobson’s shares to Anduri for the entirety of the Proxy Period, and (iii) file a copy of this Voting Agreement in the registered office of the Company.

4.     Notwithstanding anything to the contrary in this Voting Agreement, Anduri’s irrevocable voting rights with respect to the Jacobson Proxy do not apply to any votes pertaining to a material change of the ownership of the Company (“Material Change Vote”).  A Material Change Vote is defined as a vote of the Company’s shareholders on a proposal to change fifty one percent (51%) or more of the ownership of the Company’s common stock.  Jacobson shall retain the right to vote the Jacobson Proxy for all of the Jacobson Stock in any Material Change Vote and Anduri shall return to Jacobson any proxy Anduri receives if such proxy includes a Material Change Vote.

5.     Jacobson retains any and all economic benefits and entitlements associated with his ownership of the Jacobson Stock.  Upon the sale of any Jacobson Stock sold pursuant to the Separation Agreement, the Jacobson Proxy transferred to Anduri shall terminate with respect to those shares sold by Jacobson.

6.     Representations and Warranties as to Jacobson Stock.  Jacobson represents and warrants to Anduri as follows, with each representation and warranty being material and being relied upon by the Anduri:

(a)  Ownership of Jacobson Stock.  Jacobson is the sole and exclusive record and beneficial owner of the Jacobson Stock.  Jacobson possesses good and merchantable title to the Jacobson Stock free and clear of any and all security interests, agreements, restrictions, claims, liens, pledges and encumbrances or defects of title of any nature or kind.  Jacobson has the absolute and unconditional right to assign, transfer and deliver to Anduri the Jacobson Proxy in accordance with the terms of this Agreement.

(b)  Validity of Agreement.  Jacobson has the legal capacity and authority to enter into this Agreement.  This Agreement is a valid and legally binding obligation of Jacobson, and is fully enforceable against Jacobson in accordance with its terms.

(c)  Jacobson’s Activities.  Jacobson has not agreed to, voted in favor of, or otherwise caused Anduri to (i) sell, transfer or otherwise dispose of any of the Jacobson Stock; or (ii) agree to or grant any right or option to enter any such agreement therefore (other than with Anduri pursuant to this Agreement).

(d)  No Adverse Conditions.  Jacobson has no knowledge of any past, present or future condition, state of facts or circumstances, which has affected or may affect adversely the Jacobson Proxy.

(e)  No Brokerage.  Jacobson has not incurred any obligation or liability, contingent or otherwise, for brokerage fees, finder's fees, agent's commissions, or the like in connection with this Agreement or the transactions contemplated hereby.

(f)   Full Disclosure.  No representation or warranty by Jacobson in this Agreement contains, or will contain, any untrue statement of material fact or omits, or will omit, to state any material fact necessary in order to make the statements contained herein or therein not misleading.

(g)  Continuing Warranties.  The foregoing representations and warranties of Jacobson shall survive the delivery by Jacobson and the receipt by the Anduri of the Jacobson Proxy to be transferred pursuant to the terms of this Agreement.

7.     The laws of State of Nevada shall apply to and control any interpretation, construction, performance or enforcement of this Voting Agreement.

8.     The Parties understand and agree that this Voting Agreement shall bind and inure to their own benefit and to the benefit of their successors and assigns.  If Jacobson should either bring any action to set aside or void this Voting Agreement or otherwise revoke his proxy during the Proxy Period, then Jacobson agrees to pay all reasonable expenses, including reasonable attorneys’ fees, incurred by the Company and/or Anduri to defend any such action or to uphold the validity of this Voting Agreement.

9.     This Voting Agreement may be executed in counterparts, each of which shall be deemed an original, but which collectively will constitute one and the same instrument.

AGREED TO THIS _____ day of October 2003, by:

Steven H. Jacobson	Myron Anduri

STATE OF COLORADO )
)
COUNTY OF ____________________)

Subscribed to and sworn before me this ____ day of October 2003. Witness my hand and official seal.

My Commission expires: __________________

Notary Public

EXHIBIT 10.1 – SUBSCRIPTION AGREEMENT FOR TOMAS REVESZ DATED MARCH 31, 2003

NightHawk Systems, Inc.

Subscription Agreement

Shares of Common Stock with attached Warrant

1)     Subscription.  As of the date signed below, the undersigned hereby irrevocably subscribes for and agrees to purchase the number of shares of Common Stock with attached Warrant (the “Shares”) of NightHawk Systems, Inc. (the “Company”), set forth on the signature page of this Subscription Agreement.

2)     Payment.

a)     The undersigned agrees to pay the sum of US $xxxxxx to purchase xxxxxx shares (US $0.20 per share) of common stock of the Company, and a Warrant to purchase up to xxxxxx shares of common stock of the Company, exercisable within twenty-four (24) months of the date of purchase and is delivering herewith a check in the amount of US $100,000 payable to the order of NightHawk Systems, Inc., or has wire transferred such funds; and

b)     The undersigned understands that all amounts delivered pursuant to this Section 2 will be held for his or her benefit until the Company receives and accepts this subscription.

3)     Warrant

a)     Upon acceptance of this subscription, the undersigned will receive a warrant to purchase $200,000 of common stock of the Company in accordance with the following schedule:

-        If exercised on or before September 30, 2003, at the lesser of $0.25 per share or 50% of the average closing price for the ten consecutive trading days immediately prior to Holder’s election to exercise the Warrant;

-        If exercised on or before March 31, 2004, at the lesser of $0.37 per share or 50% of the average closing price for the ten consecutive trading days immediately prior to Holder’s election to exercise the Warrant;

-        If exercised on or before September 30, 2004, at the lesser of $1.00 per share or 50% of the average closing price for the ten consecutive trading days immediately prior to Holder’s election to exercise the Warrant;

-        If exercised on or before March 31, 2005, at the lesser of $2.00 per share or 50% of the average closing price for the ten consecutive trading days immediately prior to Holder’s election to exercise the Warrant.

4)     Registration Rights.  NightHawk agrees to register the stock purchased via this subscription agreement, including the stock underlying the warrant agreement referred to herein, on a best efforts basis as soon as the subscription agreement and warrant document are executed by both parties.

In connection with any such registration statements filed pursuant to the preceding paragraph, the Company shall prepare and promptly file with the Securities and Exchange Commission (the "Commission") all amendments, post effective amendments and supplements to any such registration statement as may be necessary under the Act and regulation of the Commission to permit the sale of the Covered Shares to the public. The registration rights provided to the Holder shall be limited to the filing of one registration statement only and upon fulfillment of the terms hereof the Company shall have no obligation to register for resale under the Act the Holder's Common shares in any subsequent registration statements prepared by the Company.

5)     Representation and Warranties.  By executing this Subscription Agreement, the undersigned further:

a)     Represents and warrants that the undersigned is acquiring the shares for his or her own account for investment purposes and not with a view to resale or distribution;

b)     Represents and warrants that the undersigned has such knowledge and experience in financial and business matters that the undersigned is capable of evaluating the merits and risks of the prospective investment;

c)     Represents and warrants that he or she is able to bear the economic risk of losing his or her entire investment in the Shares, and has, if an individual investor, a net worth with his or her spouse in excess of $1,000,000 or an individual income in excess of $200,000 in the last two full calendar years, or joint income with his or her spouse in excess of $300,000 in each of those years, and reasonably expects an income in excess of the aforesaid level, as appropriate, in the current year; if a corporation or other entity, it was not formed for thes purpose of making an investment in the Shares and has total assets in excess of $5,000,000;

d)     Represents and warrants that his or her investment in the Shares is suitable for him or her and that his or her overall commitment to investments which are not readily marketable is not disproportionate to his or her net worth, and his or her investment in the Shares will not cause such overall commitment to become excessive;

e)     Represents and warrants that if an individual, (i) he or she is at least 21 years of age, (ii) he or she is a citizen of the United States, (iii) he or she has adequate means of providing for his or her current needs and personal contingencies, (iv) he or she has no need for liquidity in an investment in the Shares, (v) he or she maintains his or her domicile and is not a transient or temporary resident at the address shown below, (vi) all of his or her investments in and commitments to non-marketable securities and similar investments are, and after his or her purchase of the Shares will be, reasonable in relation to the undersigned’s net worth and current needs, and (vii) the personal financial information provided by the undersigned accurately reflects his or her financial condition with respect to which he or she does not anticipate any material adverse changes;

f)      Understands that the Company shall have the right, in its sole discretion to accept or reject my subscription in whole or in part, or to allocate to me fewer than the number of Shares the undersigned has subscribed for, the Company will notify the undersigned whether this subscription is accepted or rejected; in the event this subscription is rejected, any payment will be returned without interest or charge and all of my obligations hereunder shall terminate;

g)     Understands that the Shares have not been registered under the Securities Act of 1933, as amended (the “1933 Act”), and, as a result therefore, are subject to substantial restrictions on transfer, and that the offering and sale of the Shares are exempt from registration under the 1933 Act by virtue of Section 3(b) of the 1933 Act and Regulation D promulgated thereunder;

h)     Understand that (i) the Company has no obligation to register the Shares for resale under any federal or state securities laws or to take any such action which would make available any exemption from the registration requirements of such laws, and (ii) the undersigned therefore may be precluded from selling or otherwise transferring or disposing the Shares or any portion thereof for a indefinite period of time or at any particular time and may therefore have to bear the economic risk of investment in the Shares for an indefinite period of time;

i)       Agree that if and to the extent required by the underwriter of the Company’s shares in an initial public offering, the undersigned will execute a “lock-up” agreement regarding some or all of the Shares thereby agreeing not to sell such Shares for a period of time after completion of the public offering whether or not such Shares are included in the public offering;

j)       Understands that an investment in the Company involves certain material risks and has taken full cognizance of and understands all of the risk factors relating to the purchase of Shares;

k)     Understands that projected financial information, if any, prepared by the Company is only a forecast based upon certain assumptions, and that there can be no assurances as to the accuracy and completeness of such projections, the validity of the assumptions underlying such projections or that such projections will be achieved. The undersigned acknowledges that no representations (verbal or in writing) to the contrary have been made to the undersigned;

l)       Understands that no federal or state agency has approved or disapproved the Shares, passed upon or endorsed the merits of the offering therefore, or made any finding or determination as to the fairness of the Shares for investment;

m)   Acknowledges that all material documents, records, and books pertaining to this investment have on request been made available to me and my advisors, and that the undersigned has had the opportunity to ask questions of, and receive answers from an officer of the Company concerning the Company and this offering;

n)     Acknowledges that if he or she is purchasing the Shares subscribed for hereby in a fiduciary capacity, the above representations and warranties shall be deemed to have been made on behalf of the person or persons for whom he or she is so purchasing;

o)     Acknowledges that he or she understands that if he or she is a California resident, these securities have not been registered under the Securities Act of 1933, as amended, or the California Corporations code by reason of specific exemptions thereunder relating to the limited availability of the offering. These securities cannot be sold, transferred or otherwise disposed of to any person or entity unless subsequently registered under the Securities Act of 1933, as amended or the California Corporations code if such registration is required;

p)     Acknowledges that he or she understands that if he or she is a Florida resident, pursuant to Section 517.061(11)(a)(5) of the Florida statutes, when sales are made by five or more persons in Florida, Florida investors have a three day right of rescission, if a Florida resident has executed a Subscription Agreement, he or she may elect within three business days after signing the Subscription Agreement to withdraw from this Subscription Agreement and to receive a full refund and return (without interest) of any money paid by him or her. To accomplish such withdrawal, a Florida resident need only send a letter to the Company at the address set forth in the memorandum indicating his or her intention to withdraw, such letter must be sent and postmarked prior to the end of the aforementioned third business day, if a Florida resident sens a letter it is prudent to send it by Certified Mail Return Receipt Requested, to insure that it is received and also to evidence that time and date when it was mailed;

q)     Acknowledges that he or she understands that if he or she is a Maryland resident, these securities have not been registered under the Securities Act of 1933, as amended, or the Maryland Securities Act by reason of specific exemptions thereunder relating to the limited availability of the offering these securities cannot be sold, transferred or otherwise disposed of to any person or entity unless subsequently registered under the Securities Act of 1933, as amended, or the Maryland Securities Act, if such registration is required;

r)      Acknowledges that he or she understands that if he or she is a Massachusetts resident, these securities have not been registered under the Securities Act of 1933, as amended, or the Massachusetts Securities Act by reason of specific exemptions thereunder relating to the limited availability of the offering these securities cannot be sold, transferred or otherwise disposed of to any person or entity unless subsequently registered under the Securities Act of 1933, as amended, or the Massachusetts Securities Act, if such registration is required;

s)     Acknowledges that he or she understands that if he or she is a New Jersey resident, these securities have not been approved or disapproved by the Bureau of Securities of the State of New Jersey, nor has the Bureau passed on or endorsed the merits of this offering, the filing of the offering within does not constitute approval of the issue or the sale thereof by the Bureau of Securities. Any representation to the contrary in unlawful;

t)      Acknowledges that he or she understands that if he or she is a New York resident these securities have not been registered under the Securities Act of 1933, as amended, or the New York Fraudulent Practices (“Martin”) Act by reason of specific exemptions thereunder relating to the limited availability of the offering. These securities cannot be sold, transferred or otherwise disposed of to any person or entity unless subsequently registered under the Securities Act of 1933, as amended or the New York Fraudulent Practices (“Martin”) Act;

u)     Acknowledges that he or she understands that if he or she is a Pennsylvania resident, under the provisions of section 207(m)(2) of the Pennsylvania Securities Act of 1972, a Pennsylvania resident who accepts an offer to purchase securities exempted from registration by section 203(d) directly from an issuer or affiliate of an issuer shall have the right to withdraw his acceptance without incurring any liability to the seller or any other person within two business days from the date of receipt by the issuer of his written binding contract of purchase or, in the case of a transaction in which there is no written binding contract of purchase, within two business days after he makes the initial payment for the securities being offered. Each person entitled to exercise the right to withdraw granted by section 207 (m), and who wishes to exercise such right, must within the aforementioned two business days cause a written notice or telegram to be sent to the Company at the address provided in the placement offering memorandum indicating his intention to withdraw. Such letter or telegram must be sent and postmarked on or prior to the aforementioned second business day. If you are sending a letter, it is prudent to send it by Certified Mail Return Receipt Requested, to ensure that it is received and also to evidence the time it was mailed. Should you make this request orally, you must ask for written confirmation that your request has been received. All Pennsylvania investors will be required to agree in writing that they will not sell these shares within twelve months after the date of purchase of such shares;

v)     Understands that the Shares are being offered and sold in reliance on specific exemption from the registration requirements of federal and state securities laws and that the Company and the principals and controlling persons thereof are relying upon the truth and accuracy of the representations, warranties, and acknowledgements, and understanding set forth herein in order to determine the applicability of such exemptions and my suitability to acquire Shares; and

w)   If the investor is a trust, 401(k) plan, IRA, or qualified retirement plan, the undersigned is the person with authority to make investment decisions for such entity; and

x)     Represent and warrant that the information set forth herein concerning me is complete, true and correct.

6)     Representations and Warranties of the Company.  As a material inducement to me to purchase the Shares, the Company hereby represents and warrants to me that on and as of the date hereof:

a)     The Company is a Corporation duly organized, validly existing and in good standing under the laws of the State of Nevada and has all requisite corporate power and authority, and all authorizations, licenses, permits and certifications necessary to own its properties and assets and to carry on its business as it is now being conducted and proposed to be conducted;

b)     The authorized capitol stock of the Company consists of fifty million (50,000,000) shares of Common Stock. As of October 1, 2001 there were 22,850,000 shares of Common Stock issued and outstanding. The Company has no other authorized issued or outstanding equity securities or securities containing any equity features, or any other securities convertible into, exchangeable for, or entitling any person to otherwise acquire any other securities of the Company. All of the outstanding shares of capital stock of the Company have been duly and validly authorized. When issued against payment therefore as provided in this Subscription Agreement, the shares will be validly issued, fully paid and non-assessable, and free and clear of all preemptive rights, claims, liens, charges, encumbrances and security interests of any nature whatsoever. Except as otherwise required by law, there are no restrictions on the voting or transfer of any Shares of the Company’s capital stock pursuant to the Company’s organizational and other governing documents or any agreement or other instruments to which the Company is a party or by which the Company or its properties or assets are bound;

c)     The Company has the corporate power and authority to execute, deliver and perform the terms and provisions of this Subscription Agreement and has taken all necessary corporate action to authorize the execution, delivery and performance by it of this Subscription Agreement, and to consummate the transactions contemplated.

7)     Survival.  All of the representations and warranties in this Subscription Agreement shall survive execution and delivery of this Subscription Agreement and my investment in the Company.

8)     Governing Law.  This Subscription Agreement shall be governed by, interpreted under, and construed in accordance with, the internal laws of the State of Colorado applicable to agreements made and to be performed within the State of Colorado without regard to the principals of conflicts-of-law thereof.

Name in which the stock certificate should be issued:	Amount of check enclosed:
US$100,000

Number of Shares
subscribed for:

500,000 Shares

Subscriber’s Name (please print):	Subscriber’s Address:

Tomas Revesz	P.O. Box 2498
McAllen, Texas 78502

Subscriber’s Signature (*)

Subscriber’s Signature (*)	March 31, 2003
Date of Agreement

* If investment is taken in joint names, both must sign

EXHIBIT 10.2 – PROMISSORY NOTE TO TOMAS REVESZ DATED MAY 13, 2003

CONVERTIBLE PROMISSORY NOTE

$200,000.00                                                                                        May 13th, 2003

FOR VALUE RECEIVED, this Convertible Promissory Note (this "Note") is made by NightHawk Systems, Inc., a Nevada corporation ("Maker"), to Tomas Revesz ("Payee").

1.          Payments.  Maker hereby promises to pay to the order of Payee the principal sum of TWO HUNDRED THOUSAND and no/100 Dollars ($200,000.00) at McAllen, Texas or such other place as the holder hereof may designate from time to time in writing, in lawful money of the United States of America and in immediately available funds, together with interest on the unpaid principal balance hereof at the rate provided herein from the date of this Note until payment in full of the indebtedness evidenced by this Note.  This Note and all accrued and unpaid interest shall be due and payable in one lump sum on August 13th, 2003 (“Maturity Date”).

2.         Use of Funds Fee.  The Maker will deliver to the Payee upon execution of this note a Use of Funds fee equal to Twenty-Five Thousand (25,000) shares of the Maker’s common stock.

3.     Conversion. Any or all of a portion of this Note is convertible by the Payee into duly authorized, validly issued, full paid and non-assessable shares of Common Stock, par value $0.001, of the Maker commencing May 1st, 2003 at the rate of one share for each $0.20 of the Principal indebtedness.  The Payee shall exercise the option to convert by sending this Note and written election to such effect to the Maker's transfer agent as provided in the notice by the Maker, which election shall specify the amount of Indebtedness to be converted.

                        The Maker covenants and agrees that: (i) all shares of Common Stock delivered upon conversion (in accordance with the terms and conditions set forth herein) of this Note will, upon delivery, be duly and validly authorized and issued, fully paid and non-assessable and free from all liens and charges with respect to the purchase thereof; and (ii) it will at all times reserve and keep available an authorized number of shares of its common Stock sufficient to permit the exercise in full of all outstanding options, warrants and rights, including the conversion rights under this Note.

Initial  _______    _______

4.         Default and Remedies.

a.           Default.  The occurrence of any of the following shall constitute an event of default ("Event of Default"):

(1)            Failure to Pay.  Maker fails to pay, when due, any of the obligations provided for in this Note on or prior to the Maturity Date;

(2)            Denominated Events.  The occurrence of any event expressly denominated as an event of Default in this Note;

(3)            Failure to Perform.  Maker fails to perform or observe any material covenant, term or condition of this Note to be performed or observed by Maker and such failure continues unremedied for a period of ten (10) days after written notice from Payee to Maker of such failure;

(4)            Petition By or Against Maker.  There is filed by or against Maker any petition or complaint with respect to its own financial condition under any state or federal bankruptcy law or any amendment thereto (including without limitation a petition for reorganization, arrangement or extension of debts) or under any other similar insolvency laws providing for the relief of debtors and such petition or complaint is not set aside, stayed or terminated within thirty (30) days after filing; or

(5)            Appointment of Receiver.  A receiver, trustee, conservator or liquidator is appointed for Maker, or for all or a substantial part of its assets; or Maker shall be adjudicated bankrupt, insolvent or in need of any relief provided to debtors by any court and such appointment or adjudication is not set aside, stayed or terminated within thirty (30) days after filing.

b.           Remedies. Upon the occurrence of an Event of Default and for so long as such default is continuing:

(1)             The total amount of (i) this Note then due and unpaid and (ii) penalties on such default, in the form of Twenty-Five Thousand (25,000) shares (“Penalty Shares”) of the Maker’s common shares per month from said occurrence until paid in full (the "Default Amount") shall, at the option of Payee, become immediately due and payable without notice or demand.   The Penalty Shares shall be deemed payable on the first calendar day of the first full month following said default and for each month following said default.

(2)             Payee may exercise any of the other remedies provided under applicable laws.

(3)             Maker shall be liable for all reasonable costs, charges and expenses incurred by Payee by reason of the occurrence of any Event of Default or the exercise of Payee's remedies with respect thereto.

Initial  _______    _______

(4)           The remedies of Payee, as provided herein, shall be cumulative and concurrent, and may be pursued singularly, successively or together, at the sole discretion of Payee, and may be exercised as often as occasion therefor shall arise.  No act of omission or commission of Payee, including specifically any failure to exercise any right, remedy or recourse, shall be deemed to be a waiver or release of the same, such waiver or release to be effected only through a written document executed by Payee and then only to the extent specifically recited therein.  A waiver or release with reference to any one event shall not be construed as continuing, as a bar to, or as a waiver or release of, any subsequent right, remedy or recourse as to a subsequent event.

5.         Investment Representations.  Payee makes the following investment representations to Maker:

a.         Payee is knowledgeable regarding Maker’s business affairs and financial condition, and has acquired sufficient information about Maker to reach an informed and knowledgeable decision to acquire an interest in this Note and any shares of Maker’s common stock, par value $.001 per share issuable under this Note (the “Maker’s Shares”).  Payee is acquiring its respective interest in this Note and the Maker’s Shares for such Payee’s own account for investment purposes only and not with a view to, or for the resale in connection with, any “distribution” thereof for purposes of the Securities Act of 1933, as amended (the “Securities Act”).

b.         Payee understands that its respective interest in this Note and the Maker’s Shares has not been registered under the Securities Act or in any state in reliance upon specific exemptions therefrom, which exemptions depend upon, among other things, the bona fide nature of such Holder’s investment intent as expressed herein.

c.         By reason of Payee’s business or financial experience or the business or financial experience of such Payee’s professional advisors who are unaffiliated with Maker, the Payee has the capacity to protect Payee’s own interests in the acquisition of its respective interest in this Note and the Maker’s Shares.

d.         Payee understands that its respective interest in this Note and the Maker’s Shares will constitute “restricted securities” under Rule 144 promulgated under the Securities Act, and that such Payee’s ability to resell its respective interest in this Note or the Maker’s shares will be limited accordingly until such time as Maker files a Registration Statement as described further in Section 6.

Initial  _______    _______

6.         Registration Rights.    The Company has previously advised the Holder that it intends to prepare and file under the Securities Act of 1933 (the "Act") a Registration Statement at some point in the future, and has agreed to register the resale of all Common Shares underlying and associated with the Holder’s Note (the "Covered Shares"), in such Registration statement. The Company shall bear all of the costs of such registration that are normally borne by issuers.

In connection with any such Registration Statements filed pursuant to the preceding paragraph, the Company shall prepare and promptly file with the Securities and Exchange Commission (the "Commission") all amendments, post effective amendments and supplements to any such Registration Statement as may be necessary under the Act and regulation of the Commission to permit the sale of the Covered Shares to the public. The registration rights provided to the Holder shall be limited to the filing of one Registration Statement only and upon fulfillment of the terms hereof the Company shall have no obligation to register for resale under the Act the Holder's Common shares in any subsequent Registration Statements prepared by the Company.

The rights and obligations of the Holder pursuant to this paragraph may be exercised only by the Holder, transferees and assigns thereof.

7.         Notices.  Except as otherwise provided herein, any notice or demand which, by the provisions hereof, is required or which may be given to or served upon Maker or Payee shall be in writing and, if by telecopy, shall be deemed to have been validly served, given or delivered when transmitted with a copy immediately mailed by registered or certified mail, if by personal delivery, shall be deemed to have been validly served, given or delivered upon actual delivery and, if mailed, shall be deemed to have been validly served, given or delivered three (3) business days after deposit in the United States mails, as registered or certified mail, with proper postage prepaid and addressed to the party to be notified, at the addresses last given in writing by Maker and Payee.

8.         Successors and Assigns.  This Note shall be binding upon Maker and its successors and assigns (including, without limitation, a receiver, trustee or debtor-in-possession of or for Maker) and shall inure to the benefit of Payee and its successors and assigns.  Maker may not assign its rights hereunder without the prior written consent of Payee, in its sole discretion, other than by operation of law.  Payee may assign all or a part of its interest in this Note or its rights hereunder to any party without the prior written consent of Maker, in its sole discretion.

Initial  _______    _______

9.         GOVERNING LAW.  THIS NOTE SHALL BE DEEMED A CONTRACT AND INSTRUMENT MADE UNDER THE LAWS OF THE STATE OF TEXAS AND ACCEPTED BY PAYEE IN SAID STATE, AND ANY AND ALL CLAIMS, DEMANDS OR ACTIONS IN ANY WAY RELATING THERETO OR INVOLVING ANY DISPUTE BETWEEN ANY OF THE PARTIES TO THIS NOTE, WHETHER ARISING IN CONTRACT OR TORT, AT LAW, IN EQUITY OR STATUTORILY, SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH AND/OR GOVERNED BY THE LAWS OF THE STATE OF TEXAS (EXCEPTING ITS CHOICE OF LAW RULES) AND THE LAWS OF THE UNITED STATES OF AMERICA.

10.       Severability.  If any provisions of this Note or any payments pursuant to the terms hereof shall be invalid or unenforceable to any extent, the remainder of this Note and any other payments hereunder shall not be affected thereby and shall be enforceable to the greatest extent permitted by law.  Furthermore, in lieu of such invalid or unenforceable provisions, there shall be added automatically as part of this Note, a provision or provisions as similar in its or their terms to such invalid or unenforceable provisions as may be possible and be legal, valid and enforceable.

11.       No Oral Agreements.  This Note and the Security Agreement as written represent the final agreement between Maker and Payee with respect to the matters contained therein and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements between Maker and Payee.  There are no unwritten agreements between Maker and Payee.

IN WITNESS WHEREOF, Maker has executed and delivered this Note as of the date and year first above written.

MAKER:

NIGHTHAWK SYSTEMS, INC.
a Nevada corporation

By

Name:

Title:

EXHIBIT 10.3 – PROMISSORY NOTE TO TOMAS REVESZ DATED AUGUST 21, 2003

PROMISSORY NOTE

$50,000.00	August 21, 2003

FOR VALUE RECEIVED, this Promissory Note (this "Note") is made by NightHawk Systems, Inc., a Nevada corporation ("Maker"), to Tomas Revesz ("Payee").

1.         Payments.  Maker hereby promises to pay to the order of Payee the principal sum of FIFTY THOUSAND and no/100 Dollars ($50,000.00) at McAllen, Texas or such other place as the holder hereof may designate from time to time in writing, in lawful money of the United States of America and in immediately available funds, together with interest on the unpaid principal balance hereof at the rate provided herein from the date of this Note until payment in full of the indebtedness evidenced by this Note.  This Note and all accrued and unpaid interest shall be due and payable in one lump sum on October 31, 2003 (“Maturity Date”).

2.  Interest.  Maker agrees to pay Payee an annual interest rate of one-half percent (0.5%) per month for the period that the loan amount is not paid by Pledgor, on a monthly payment basis.

3.         Default.

a.           Default. The occurrence of any of the following shall constitute an event of default ("Event of Default"):

(1)            Failure to Pay. Maker fails to pay, when due, any of the obligations provided for in this Note on or prior to the Maturity Date;

(2)            Denominated Events.  The occurrence of any event expressly denominated as an event of Default in this Note;

(3)            Failure to Perform. Maker fails to perform or observe any material covenant, term or condition of this Note to be performed or observed by Maker and such failure continues unremedied for a period of ten (10) days after written notice from Payee to Maker of such failure;

(4)            Petition By or Against Maker. There is filed by or against Maker any petition or complaint with respect to its own financial condition under any state or federal bankruptcy law or any amendment thereto (including without limitation a petition for reorganization, arrangement or extension of debts) or under any other similar insolvency laws providing for the relief of debtors and such petition or complaint is not set aside, stayed or terminated within thirty (30) days after filing; or

Initial_______    _______

(5)             Appointment of Receiver.  A receiver, trustee, conservator or liquidator is appointed for Maker, or for all or a substantial part of its assets; or Maker shall be adjudicated bankrupt, insolvent or in need of any relief provided to debtors by any court and such appointment or adjudication is not set aside, stayed or terminated within thirty (30) days after filing.

4.         Investment Representations.  Payee makes the following investment representations to Maker:

a.         Payee is knowledgeable regarding Maker’s business affairs and financial condition, and has acquired sufficient information about Maker to reach an informed and knowledgeable decision to acquire an interest in this Note. Payee is acquiring its respective interest in this Note for such Payee’s own account for investment purposes only and not with a view to, or for the resale in connection with, any “distribution” thereof for purposes of the Securities Act of 1933, as amended (the “Securities Act”).

b.         By reason of Payee’s business or financial experience or the business or financial experience of such Payee’s professional advisors who are unaffiliated with Maker, the Payee has the capacity to protect Payee’s own interests in the acquisition of its respective interest in this Note.

5.         Notices.  Except as otherwise provided herein, any notice or demand which, by the provisions hereof, is required or which may be given to or served upon Maker or Payee shall be in writing and, if by telecopy, shall be deemed to have been validly served, given or delivered when transmitted with a copy immediately mailed by registered or certified mail, if by personal delivery, shall be deemed to have been validly served, given or delivered upon actual delivery and, if mailed, shall be deemed to have been validly served, given or delivered three (3) business days after deposit in the United States mails, as registered or certified mail, with proper postage prepaid and addressed to the party to be notified, at the addresses last given in writing by Maker and Payee.

            6.         Successors and Assigns.  This Note shall be binding upon Maker and its successors and assigns (including, without limitation, a receiver, trustee or debtor-in-possession of or for Maker) and shall inure to the benefit of Payee and its successors and assigns.  Maker may not assign its rights hereunder without the prior written consent of Payee, in its solediscretion, other than by operation of law.  Payee may assign all or a part of its interest in this Note or its rights hereunder to any party without the prior written consent of Maker, in its sole discretion.

7.           GOVERNING LAW.  THIS NOTE SHALL BE DEEMED A CONTRACT AND INSTRUMENT MADE UNDER THE LAWS OF THE STATE OF TEXAS AND ACCEPTED BY PAYEE IN SAID STATE, AND ANY AND ALL CLAIMS, DEMANDS OR ACTIONS IN ANY WAY RELATING THERETO OR INVOLVING ANY DISPUTE BETWEEN ANY OF THE PARTIES TO THIS NOTE, WHETHER ARISING IN CONTRACT OR TORT, AT LAW, IN EQUITY OR STATUTORILY, SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH AND/OR GOVERNED BY THE LAWS OF THE STATE OF TEXAS (EXCEPTING ITS CHOICE OF LAW RULES) AND THE LAWS OF THE UNITED STATES OF AMERICA.

Initial_____    _______

8.         Severability.  If any provisions of this Note or any payments pursuant to the terms hereof shall be invalid or unenforceable to any extent, the remainder of this Note and any other payments hereunder shall not be affected thereby and shall be enforceable to the greatest extent permitted by law.  Furthermore, in lieu of such invalid or unenforceable provisions, there shall be added automatically as part of this Note, a provision or provisions as similar in its or their terms to such invalid or unenforceable provisions as may be possible and be legal, valid and enforceable.

9.         No Oral Agreements.  This Note and the Security Agreement as written represent the final agreement between Maker and Payee with respect to the matters contained therein and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements between Maker and Payee.  There are no unwritten agreements between Maker and Payee.

IN WITNESS WHEREOF, Maker has executed and delivered this Note as of the date and year first above written.

MAKER:

NIGHTHAWK SYSTEMS, INC.
a Nevada corporation

By

Name:

Title:

EXHIBIT 10.4 – PROMISSORY NOTE TO TOMAS REVESZ DATED OCTOBER 3, 2003

PROMISSORY NOTE

$100,000.00	October 3, 2003

FOR VALUE RECEIVED, this Promissory Note (this "Note") is made by NightHawk Systems, Inc., a Nevada corporation ("Maker"), to Tomas Revesz ("Payee").

1.         Payments.  Maker hereby promises to pay to the order of Payee the principal sum of ONE HUNDRED THOUSAND and no/100 Dollars ($150,000.00) at McAllen, Texas or such other place as the holder hereof may designate from time to time in writing, in lawful money of the United States of America and in immediately available funds, together with interest on the unpaid principal balance hereof at the rate provided herein from the date of this Note until payment in full of the indebtedness evidenced by this Note.  This Note and all accrued and unpaid interest shall be due and payable in one lump sum on October 31, 2003 (“Maturity Date”).

2.  Interest.  Maker agrees to pay Payee an annual interest rate of one-half percent (0.5%) per month for the period that the loan amount is not paid by Pledgor, on a monthly payment basis.

3.     Default.

a.           Default. The occurrence of any of the following shall constitute an event of default ("Event of Default"):

(1)            Failure to Pay. Maker fails to pay, when due, any of the obligations provided for in this Note on or prior to the Maturity Date;

(2)            Denominated Events.  The occurrence of any event expressly denominated as an event of Default in this Note;

(3)            Failure to Perform. Maker fails to perform or observe any material covenant, term or condition of this Note to be performed or observed by Maker and such failure continues unremedied for a period of ten (10) days after written notice from Payee to Maker of such failure;

(4)            Petition By or Against Maker. There is filed by or against Maker any petition or complaint with respect to its own financial condition under any state or federal bankruptcy law or any amendment thereto (including without limitation a petition for reorganization, arrangement or extension of debts) or under any other similar insolvency laws providing for the relief of debtors and such petition or complaint is not set aside, stayed or terminated within thirty (30) days after filing; or

Initial  _______    _______

(5)            Appointment of Receiver.  A receiver, trustee, conservator or liquidator is appointed for Maker, or for all or a substantial part of its assets; or Maker shall be adjudicated bankrupt, insolvent or in need of any relief provided to debtors by any court and such appointment or adjudication is not set aside, stayed or terminated within thirty (30) days after filing.

5.         Investment Representations.  Payee makes the following investment representations to Maker:

a.         Payee is knowledgeable regarding Maker’s business affairs and financial condition, and has acquired sufficient information about Maker to reach an informed and knowledgeable decision to acquire an interest in this Note. Payee is acquiring its respective interest in this Note for such Payee’s own account for investment purposes only and not with a view to, or for the resale in connection with, any “distribution” thereof for purposes of the Securities Act of 1933, as amended (the “Securities Act”).

b.         By reason of Payee’s business or financial experience or the business or financial experience of such Payee’s professional advisors who are unaffiliated with Maker, the Payee has the capacity to protect Payee’s own interests in the acquisition of its respective interest in this Note.

7.         Notices.  Except as otherwise provided herein, any notice or demand which, by the provisions hereof, is required or which may be given to or served upon Maker or Payee shall be in writing and, if by telecopy, shall be deemed to have been validly served, given or delivered when transmitted with a copy immediately mailed by registered or certified mail, if by personal delivery, shall be deemed to have been validly served, given or delivered upon actual delivery and, if mailed, shall be deemed to have been validly served, given or delivered three (3) business days after deposit in the United States mails, as registered or certified mail, with proper postage prepaid and addressed to the party to be notified, at the addresses last given in writing by Maker and Payee.

8.         Successors and Assigns.  This Note shall be binding upon Maker and its successors and assigns (including, without limitation, a receiver, trustee or debtor-in-possession of or for Maker) and shall inure to the benefit of Payee and its successors and assigns.  Maker may not assign its rights hereunder without the prior written consent of Payee, in its sole discretion, other than by operation of law.  Payee may assign all or a part of its interest in this Note or its rights hereunder to any party without the prior written consent of Maker, in its sole discretion.

9.           GOVERNING LAW.  THIS NOTE SHALL BE DEEMED A CONTRACT AND INSTRUMENT MADE UNDER THE LAWS OF THE STATE OF TEXAS AND ACCEPTED BY PAYEE IN SAID STATE, AND ANY AND ALL CLAIMS, DEMANDS OR ACTIONS IN ANY WAY RELATING THERETO OR INVOLVING ANY DISPUTE BETWEEN ANY OF THE PARTIES TO THIS NOTE, WHETHER ARISING IN CONTRACT OR TORT, AT LAW, IN EQUITY OR STATUTORILY, SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH AND/OR GOVERNED BY THE LAWS OF THE STATE OF TEXAS (EXCEPTING ITS CHOICE OF LAW RULES) AND THE LAWS OF THE UNITED STATES OF AMERICA.

Initial  _______    _______

10.        Severability.  If any provisions of this Note or any payments pursuant to the terms hereof shall be invalid or unenforceable to any extent, the remainder of this Note and any other payments hereunder shall not be affected thereby and shall be enforceable to the greatest extent permitted by law.  Furthermore, in lieu of such invalid or unenforceable provisions, there shall be added automatically as part of this Note, a provision or provisions as similar in its or their terms to such invalid or unenforceable provisions as may be possible and be legal, valid and enforceable.

11.        No Oral Agreements.  This Note and the Security Agreement as written represent the final agreement between Maker and Payee with respect to the matters contained therein and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements between Maker and Payee.  There are no unwritten agreements between Maker and Payee.

IN WITNESS WHEREOF, Maker has executed and delivered this Note as of the date and year first above written.

MAKER:

NIGHTHAWK SYSTEMS, INC.
a Nevada corporation

By

Name:

Title:

EXHIBIT 10.5 – ENGAGEMENT LETTER WITH FIRST ASSOCIATES

March 11, 2004

VIA FACSIMILE

PERSONAL & CONFIDENTIAL

Mr. Douglas Saathoff

Chief Executive Officer

Nighthawk Systems Inc.

8200 East Pacific Place

Suite 204

Denver, Colorado

Dear Sirs:

Re:      Nighthawk Systems Inc. (“Nighthawk” or the Company)

       Initial public offering and listing on the TSX-Venture Exchange

We understand that Nighthawk is considering completing an initial public offering in Canada (the “Offering”) and applying for a listing its shares on the TSX Venture Exchange (the “Listing”).  Nighthawk is currently listed on the OTC Bulletin Board in the United States, trading under the symbol “NIHK” and is current with regard to its regulatory filings with the US Securities and Exchange Commission.  Currently Nighthawk has approximately 24,300,000 shares outstanding and 35,600,000 shares outstanding on the fully diluted basis.  Nighthawk’s shares trade in the range of US$0.25-$0.30 per share

Pursuant to our recent discussions, we are pleased to have the opportunity to assist the Nighthawk in completing the Offering and Listing on the terms, conditions, and scope of work set out herein.

ENGAGEMENT

Nighthawk hereby engage First Associates Investments Inc. (“First Associates” or the Agent) and First Associates agrees to be engaged to act as sole and exclusive agent to the Offering on a commercially reasonable efforts basis and to support the application for the Listing.  Furthermore, if required by the TSX Venture Exchange, First Associates will agree to act as Sponsor as such term is defined in the TSX-V Policy 2.2 with respect to the Listing.  Completion of the Offering will be subject to completion of the Agent’s due diligence, acceptable equity market conditions at the time of marketing the Offering, the execution of formal documentation including Agency Agreements between First Associates and Nighthawk, the approval of applicable regulatory authorities and other conditions set out herein.

SCOPE OF WORK

With respect to the Offering, First Associates will:

a)     Advise Nighthawk in developing the terms of the Offering, the draft terms of which are set out in Schedule “A”;

b)     Assist Nighthawk’ senior management and legal counsel in the preparation of the prospectus to be used in connection with the Offering;

c)     Prepare a “greensheet” highlighting the principal terms of the Offering.

d)     Assist Nighthawk in preparing and delivering investor presentations.

e)     Market the Offering to prospective investors, on a commercially reasonable efforts basis subject to market conditions at the time of marketing the Offering.

f)      Assist, at the direction of Nighthawk, in closing the Offering.

If required by the TSX Venture Exchange, the Agent will act as Sponsor and prepare a Sponsorship Report to support Nighthawk’s application for listing on the TSX Venture Exchange.

SELLING COMMISSIONS and AGENT’S WARRANTS

For acting as agent in connection with the Offering, First Associates will be entitled to receive a commission of 8% of the gross proceeds raised in the Offering (the “Commission”).  The Commission will be payable from the proceeds of the Offering on closing of the Offering.  As additional consideration, First Associates will be granted non-transferable options (the “Agent’s Compensation Options”) entitling First Associates to purchase 12.5% of the number of units issued under the Offering at the Offering price for a period of 12 months from closing of the Offering.

CORPORATE FINANCE FEE

For providing corporate finance services in connection with the Offering, First Associates will be entitled to receive and Nighthawk will pay a fee in the amount of CDN$30,000 (plus GST).  The fee will be payable in the non-refundable amount of CDN$16,050 (including GST) in cash upon execution of this letter and the balance plus GST upon completion of the Offering.

Expenses

Nighthawk will be responsible for payment of all reasonable out-of-pocket expenses to be incurred by First Associates in connection with the transactions contemplated in this letter including legal fees and disbursements.  In the aggregate, such expenses will not exceed CDN$30,000 without the prior written approval of Nighthawk, which Nighthawk agree will not be unreasonably withheld, and with the exception of legal fees, individual expenses exceeding CDN$2,500 are subject to the pre-approval of Nighthawk.  Upon execution of this letter, Nighthawk will deposit with First Associates the sum of CDN$10,000 that First Associates will hold as a security deposit to pay these expenses on behalf of Nighthawk until completion or abandonment of the Offering at which time First Associates will refund any balance of such deposit not utilized to pay the expenses to such date.  Nighthawk shall be responsible for paying the aforesaid expenses of First Associates regardless of whether or not the Offering is completed.  First Associates will from time to time provide Nighthawk with invoices detailing the out-of-pocket expenses paid by First Associates on behalf of Nighthawk.  Nighthawk hereby agree to pay these invoices within 10 business days from the date of invoice.

RIGHT OF FIRST REFUSAL

For completing the Offering, First Associates will be granted a customary right of first refusal to provide the services, based upon industry standard terms, to lead any future brokered financing conducted by Nighthawk for a period 18 months from completion of the Offering.

ALTERNATIVE BUSINESS TRANSACTION

If the Offering is not completed as a result of Nighthawk’s decision to pursue an alternative business transaction that has the effect of replacing the Offering within a period that is six months from the date of this engagement letter, Nighthawk shall pay the Agent an amount equal to the commission and corporate finance fees that would have otherwise have been earned by the Agent assuming the entire Offering was completed together with the Agents’ costs and expenses incurred to that date.  An alternative business transaction does not include a transaction contemplated by this letter or arranged by the Company that is supplementary to the Offering contemplated herein.

Due Diligence

Upon signing this letter First Associates will work to complete its due diligence as expeditiously as possible.  To facilitate the conduct of First Associates’ due diligence, Nighthawk will allow First Associates, its counsel and advisors access to such personnel, information and facilities, as First Associates may reasonably deem necessary.

In order for First Associates and First Associates’ legal counsel to commence due diligence, please provide us with the documents listed in Schedule “B” attached hereto at your earliest convenience.

Nighthawk agree to advise First Associates promptly of any material event or material change in the business affairs, condition (financial or otherwise) or prospects of Nighthawk or the Resulting Company that occurs during the term of First Associates’ engagement hereunder.

Exclusivity

Nighthawk herein agrees to work exclusively with First Associates with regard to transactions contemplated in this letter. With respect to the Offering First Associates may, in its sole discretion, offer selling group participation in the normal course of the brokerage business to other licensed dealers who may be offered part of the compensation received by First Associates as set out herein.

CONFIDENTIALITY

All information, data, advice and opinions (the “Information”) furnished to First Associates, and furnished by First Associates to its counsel, in connection with First Associates’ engagement hereunder, will be treated as confidential (except such Information which is now or hereafter becomes publicly available or publicly known from time to time, other than as a result of improper disclosure by First Associates, or is required by law or legal proceedings to be disclosed) and will be used by First Associates only in connection with our engagement under this letter.  In connection with First Associates’ activities hereunder, Nighthawk may from time to time specifically authorize First Associates (including verbally) to discuss the Information with or deliver it to third parties, on the basis that the confidentiality of the Information will be maintained and preserved by such third parties.

Indemnification

Nighthawk agrees to indemnify and hold harmless First Associates and its officers, directors and employees against all losses, claims, liabilities and expenses (including, without limitation, expenses of investigation and defending any claims or litigation as the same are incurred), related to or arising out of the Offering provided, however, that Nighthawk will not be responsible for any such losses, claims, damages, liabilities or expenses to the extent they arise from actions taken by the gross negligence of, willful misconduct by, contravention of laws by First Associates.

Other

This engagement letter is subject to ratification by the Agent’s Retail Corporate Finance Committee.

The Company agrees to provide First Associates with a draft copy of the required press release announcing the proposed financing prior to the formal issuance of such press release.

Nighthawk and its principals agree to use their reasonable efforts to assist in marketing the Offering.

This engagement letter may be terminated by either First Associates or Nighthawk at any time upon 15 business days written notice if either party has reasonable grounds to believe that another party is failing to perform its obligations under this engagement letter.

Nighthawk and First Associates agree that agency agreements and other formal documentation resulting from the transactions contemplated in this letter shall be negotiated in good faith and shall also contain those representations, warranties, conditions and indemnities that are usual in agreements of this type including the standard market out clauses.

It is understood that this engagement letter is not an agency agreement or other commitment by First Associates or Nighthawk except for the terms defined under the headings Corporate Finance Fee, Expenses, Alternative Business Transaction, Confidentiality and Indemnification but is evidence of the understanding between Nighthawk relating to the transactions outlined herein, the definitive terms of which shall be set forth in an agency agreement to be prepared and executed following acceptance of the terms set out herein and subject to the completion of First Associates’ due diligence.

This letter agreement shall be governed by and construed in accordance with the laws of the Province of British Columbia.

This engagement letter supercedes all prior agreements amongst Nighthawk.

If the foregoing is acceptable, please indicate your agreement to the terms and conditions by signing two copies of this letter in the space below and returning one fully executed copy to the attention of Neil MacDonald (direct fax: 604-640-0464) prior to 4:30 p.m., March 12, 2004.  Should you have any questions or comments on the above, please contact Neil MacDonald at 604-640-0208.

Yours very truly,

FIRST ASSOCIATES INVESTMENTS INC.

EXHIBIT 10.6 -- AGREEMENT FOR THE SALE OF VACATION COMMUNICATION, INC., D/B/A GOTTA GO WIRELESS, DATED JULY 31, 2003 BETWEEN THE COMPANY AND ARLEN FELSEN.

AGREEMENT

THIS AGREEMENT ("Agreement") is entered into this 31st day of July, 2003, by and between Arlen Felsen ("Felsen"), a resident of the State of Colorado, and NightHawk Systems, Inc. ("NightHawk"), a Nevada corporation.  Felsen and NightHawk may collectively be referred to herein as "the Parties."

RECITALS

The Parties have negotiated and wish to resolve their dispute concerning an Asset Purchase Agreement entered into, on or about September 2001, between NightHawk's predecessor, PCT Corporation, Inc., a Delaware corporation, d/b/a Peregrine Control Technologies, and Vacation Communication, Inc., d/b/a Gotta Go Wireless ("Gotta Go!") and its sole shareholders, Arlen and Amy Felsen.

NOW, THEREFORE, in consideration of the foregoing, the mutual promises and releases set forth herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Felsen and NightHawk agree as follows:

1.                 As consideration for Felsen entering into this Agreement, NightHawk shall agree that the Asset Purchase Agreement has no further effect and is superseded in its entirety by this Agreement.  From the date of this Agreement, Gotta Go! shall be recognized by NightHawk, and shall operate, as an entity wholly separate from NightHawk.

2.                 As consideration for NightHawk entering into this Agreement, Felsen shall:

A.               Provide paging and paging support services (within the limitations of normal paging business) relative to NightHawk's existing customers and accounts.  Felsen shall provide such support services to NightHawk as a non-exclusive, independent consultant and shall bill on a competitive, contract basis, consistent with both third-party and existing billing for such services, to be negotiated between Felsen and NightHawk's management.

B.                Execute new paging carrier contracts on behalf of NightHawk's current customers and any new service requests by NightHawk, such contracts and service requests to be subject to NightHawk management's authority, direction, and approval, and Felsen shall not enter into any binding agreements without NightHawk's prior approval.

C.               Provide a complete and readable data copy of the historical records for NightHawk customers on the existing ManageMore accounting system.  Felsen shall assist in ensuring that NightHawk retains a complete record of billing and collection activity for NightHawk customers on a new accounting system and ensure that no invoices for NightHawk customers will issue from Felsen's billing system as of the date that NightHawk satisfactorily installs its own billing and accounting system.  If any customer of Gotta Go! makes a payment on a Gotta Go! invoice at the local offices of NightHawk, NightHawk will accept and promptly remit such payment to Gotta Go!.

D.               Return to NightHawk the 150,000 shares of NightHawk stock (Certificate # 5239) granted to Felsen and his wife, Amy, pursuant to the Asset Purchase Agreement, as set forth in the Transfer and Redemption of Certain Felsen Stock and Interest In Corporation attached hereto as Exhibit A.

E.                Cooperate with NightHawk to facilitate the release of all NightHawk funds currently held by U.S. Bank, currently known to be in the amount of $34,319.85.  Felsen agrees to return to NightHawk any checks or electronic deposits made out to NightHawk as payee that come into his possession following the date of this Agreement.  Felsen also agrees to reimburse NightHawk for any amounts in excess of $34,319.85 that are later mutually determined by both Parties' accountants or auditors to be owed to NightHawk.

F.                Terminate each and every employment agreement.  Felsen shall no longer be an employee of NightHawk, or claim to be a NightHawk employee in any capacity, other than as an independent consultant as identified in 2.A, above.

G.               Non-Disparagement and Non-Compete.  Felsen agrees not to disparage NightHawk, its Board of Directors, management or employees in any communication, whether written or spoken, and NightHawk agrees to the same in return to Felsen.  Felsen shall also not compete in the wireless remote control business for a period of at least two years from the date of this Agreement.

3.                 Release of Felsen by NightHawk.  NightHawk, by its officers and directors, hereby completely and unconditionally releases, waives and discharges Felsen, his wife Amy, his agents, representatives, attorneys, heirs and assigns, and each of them, including any corporations, partnerships or other business associations in which Felsen is a director or principal, such as Vacation Communication, Inc., d/b/a Gotta Go! or Felsen Enterprises, Inc., from any and all actions, causes of action, claims (as that term is defined in 11 U.S.C. § 101(5)) and demands, known or unknown, cost and expenses sustained by NightHawk, arising from or related to the dispute, including but not limited to claims that could have been raised in a lawsuit but were not.

4.                 Release of Nighthawk by Felsen.  Felsen, for himself, his successors, representatives, heirs, executors, agents, administrators and assigns, including any corporations, partnerships or other business associations in which Felsen is a director or principal, such as Vacation Communication, Inc., d/b/a Gotta Go! or Felsen Enterprises, Inc., hereby completely and unconditionally releases, waives and discharges NightHawk, its subsidiaries, agents, representatives, attorneys, heirs and assigns from any and all actions, causes of action, claims (as that term is defined in 11 U.S.C. § 101(5)) and demands, known or unknown, costs and expenses sustained by Felsen, arising from or related to the dispute, including but not limited to claims that could have been raised in a lawsuit but were not.

5.                 Denial of Liability.  The Parties agree that this Agreement is not to be construed as an admission of any nature by the Parties.

6.                 Consultation with Additional Professionals.  Each of the Parties state that they have been advised of their rights to consult, at their respective expense, additional professionals of their own choosing, including other attorneys, accountants or other professionals, regarding any and all known and unknown, foreseen and unforeseen, injuries, losses, damages, and liabilities of whatsoever kind and nature that they may have, or will incur, resulting directly or indirectly from this Agreement or any of the incidents underlying this Agreement.

7.                 Consideration.  The consideration stated herein is contractual and not a mere recital.  In entering into this Agreement, each Party has relied solely upon its own judgment and the judgment and advice of its attorneys, which are the attorneys of its own choice.  No Party has been influenced or induced to any extent whatever by any representations or statements regarding its damages or any other matters made by or on behalf of any other Party.  The terms of this Agreement have been completely read and explained to each Party by its or his own respective attorney, and its terms are fully understood and voluntarily accepted by each Party.  There are no other understandings or agreements between the Parties other than those set forth in this Agreement.

8.                 Costs.  Each Party shall bear its own attorneys' fees and other costs in connection with the dispute.

9.                 Consequences of Actions to Set Aside, Avoid or Otherwise Challenge this Agreement.  If any Party to this Agreement or that Party's successor or assigns shall bring an action in any form that seeks to set aside or avoid this Agreement, that Party or his or her successor or assigns shall be liable for and shall pay the reasonable legal fees and expenses paid or accrued by any other Party or its successors in connection with such action.  If any Party to this Agreement or that Party's successor or assign shall bring any action challenging the validity, enforceability or interpretation of this Agreement or that it does not seek to have this Agreement set aside or avoided, that Party or it successor or assigns shall pay the reasonable legal fees and expenses paid or accrued by any other Party or his or her successors or assigns in connection with such action in the event that such other Party or his successors or assigns prevails in such action brought by a Party to this Agreement.

10.             Divisibility.  If any provisions of this Agreement, or any portion of any provision of this Agreement is declared null and void, such provision or such portion of a provision shall be considered separate and apart from the remainder of this Agreement which shall remain in full force and effect.

11.             Duplicate Originals.  This Agreement may be executed in duplicates, which together shall constitute the entirety of the document.

12.             Governing Law.  The laws of the State of Colorado shall apply to and control any interpretation, construction, performance or enforcement of this Agreement.

13.             Binding Effect.  Each Party understands and agrees that this Agreement shall bind and inure to the benefit of itself, its officers, directors, employees, agents, servants, subsidiaries, and parent companies, insurers, sureties, successors and assigns.

Arlen Felsen

STATE OF COLORADO )
) ss.
COUNTY OF Arapahoe )

Subscribed and sworn to before me this 25th day of August, 2003, by Arlen Felsen.

WITNESS my hand and official seal.

My Commission expires: 04/02/2006

Misty Frisk
Notary Public
[ S E A L ]

______________ [FOR NIGHTHAWK]

STATE OF )
) ss.
COUNTY OF )

Subscribed and sworn to before me this ______ day of August, 2003, by __________________, _______________________ of NightHawk.

WITNESS my hand and official seal.

My Commission expires: ___________________________.

Notary Public
[ S E A L ]

EXHIBIT 10.7 – SETTLEMENT AGREEMENT DATED DECEMBER 19, 2003 BETWEEN HERBERT AND SHARON JACOBSON AND THE COMPANY

SETTLEMENT AND RELEASE AGREEMENT FOR HERBERT AND SHARON JACOBSON AND AMENDMENT TO SEPARATION AGREEMENT FOR STEVEN JACOBSON

THIS SETTLEMENT AND RELEASE AGREEMENT is entered into this 19th day of December, 2003, by and between Herbert and Sharon Jacobson (collectively “the Jacobsons”, or individually “Herb Jacobson” or “Sharon Jacobson”), husband and wife, both of whom are residents of the State of Colorado, and Nighthawk Systems, Inc. (“Nighthawk” or “the Company”), a Nevada corporation, and this AMENDMENT TO THE SEPARATION AGREEMENT amending the Separation Agreement entered into between Steven Jacobson and Nighthawk on September 8, 2003, now entered into this 19th day of December, 2003 between Steven Jacobson and Nighthawk (referred to herein as the “Amendment”).  The Jacobsons, Steven Jacobson and Nighthawk may collectively be referred to herein as “the Parties.”

RECITALS

WHEREAS, Herb Jacobson and his son Steve Jacobson founded the predecessor company of Peregrine Control Technologies, Inc. (“PCT”), a Colorado corporation, and served as two of the three members of the board of directors of PCT along with Sharon Jacobson, while Steve Jacobson also served as the Chief Executive Officer of PCT, and;

WHEREAS, in February 2002, PCT completed a share exchange agreement with a predecessor company to Nighthawk, after which Nighthawk became the parent corporation, expanding its board of directors but including only Herb Jacobson and Steve Jacobson from the PCT board of directors, and;

WHEREAS, in a complaint filed in the District Court in Denver County, Colorado on November 11, 2003 against Nighthawk, Herb Jacobson alleges that he obtained a $50,000 line of credit from Citywide Bank in 1998, which was guaranteed by PCT, and which he alleges was used by PCT, and for which PCT made periodic interest payments to Herb Jacobson while Steve Jacobson was the Chief Executive Officer, and;

WHEREAS, the Jacobsons’ lawsuit against the Company demands priority payment of the principal and interest on the line of credit ahead of all other creditors of the Company, the Board of Directors of the Company voted to remove Herb Jacobson from the board of directors for breach of his fiduciary duties and a conflict of interest, and;

WHEREAS, Nighthawk timely filed an answer to the Jacobsons’ complaint and filed a counter-claim against the Jacobsons alleging, inter alia, a breach of Herb Jacobson’s fiduciary duties, and;

WHEREAS, the Parties desire to resolve all disputes between the Parties without further expense and the risk of litigation, and;

WHEREAS, a satisfactory resolution of the disputes between the Jacobsons and Nighthawk requires the participation of Steve Jacobson and a modification of certain provisions of the Separation Agreement entered into by Steve Jacobson and Nighthawk;

NOW THEREFORE, in consideration for the foregoing, the mutual promises and releases set forth herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Jacobsons, Steven Jacobson and Nighthawk each agree as follows:

14.  As consideration for the Jacobsons entering into this Agreement, Nighthawk shall:

A.               Dismiss with prejudice its counterclaim filed against Herb Jacobson on December 3, 2003, in the Denver District Court;

B.                Pay Citywide Bank $25,000 for the line of credit.  Payments to Citywide Bank will be made monthly in the amount of $6,250.00 such that the entire loan is paid off in four months from the signing of this agreement by all parties. The first payment of $6,250.00 will be made 30 days after the signing of this agreement by all parties, with subsequent payments made every 30 days thereafter until complete.  If the respective 30th day falls on a weekend or holiday the payment will be made on the next business day.  If a payment is not made on the respective 30th day the company shall have 3 days to remedy after which non-payment shall constitute a breech of a portion of this agreement, and section 2c as described below shall no longer apply.

C.                No later than December 31, 2003 pay Herb Jacobson an amount not to exceed $1,850.00 for interest accrued and loan renewal fees on the line of credit for relevant months in 2003 and thereafter the Company will pay one half of the monthly interest until such time as the Company pays the full $25,000 identified in 1.B, above, after which the Company will not pay any interest amounts on the line of credit.  Interest payments will be made by the 5th of each respective month until complete.

D.               Upon execution of this document by all parties, issue a press release naming the parties to the agreement, stating the major terms of the agreement and stating that management and the board agree that the agreement is a positive development for the Company.

E.                Agree to include Steven Jacobson in the distribution of any private placement memorandum issued during the twelve month period following the execution of this agreement.

15.              As consideration for Nighthawk entering into this Agreement, the Jacobsons shall:

A.               Herbert, Sharon and Steven sell of an aggregate of 850,000 shares of stock owned by the Parties in two sales of 425,000 shares each sale, the first sale to take place on or about December 22, 2003, or as soon thereafter as practicable, and the second sale to take place on or about the 9th of January, or as soon thereafter as practicable.  The amount to be sold by each of the Parties individually shall be subject to limitations of securities laws.  If the sale of said stock cannot be completed at a minimum per share price of 22cents, by 5 trading days after December 22 or January 9, section 2c as described below shall no longer apply ;

B.                Resign from any and all positions of Nighthawk Systems, Inc. and its subsidiaries, including PCT, and refrain from claiming to represent the Company or any of its subsidiaries, including PCT, in any capacity to any employees, shareholders or third parties;

C.                Refrain from selling, transferring, conveying or otherwise disposing of the 3,070,300 shares owned by Herbert and Sharon Jacobson or subsequently acquired by either of them, after the 850,000 shares identified in 2.A, above, are sold, for a period of eighteen (18) months from the date of execution of this Agreement; provided, that in the event the Company agrees to sell a controlling interest of its shares in a transaction or series of transactions, this paragraph shall not apply;

D.               In combination with Steven Jacobson, have the opportunity to sell up to $100,000 worth of Company stock during the sixty day period immediately following the one-year anniversary of the execution of this Agreement.;

E.                Dismiss with prejudice the lawsuit filed in District Court, Denver County, Colorado on November 11, 2003 against the Company by Herb Jacobson and Sharon Jacobson.

16.              As consideration for Nighthawk entering into this Agreement, Steve Jacobson agrees to:

A.                Sell an aggregate of 850,000 shares, including Herbert and Sharon, of stock owned by the Partiesin two sales of 425,000 shares each sale, the first sale to take place on or about December 22, 2003, or as soon thereafter as practicable, and the second sale to take place on or about the 9th of January, or as soon thereafter as practicable.  The amount to be sold by each of the Parties individually shall be subject to limitations of securities laws. If the sale of said stock cannot be completed at a minimum per share price of 22cents by 5 trading days after December 22 or January 9, section D as described below shall no longer apply ;

B.                In combination with the Jacobsons, have the opportunity to sell up to $100,000 worth of Company stock during the sixty day period immediately following the one-year anniversary of the execution of this Agreement.

C.                Have the opportunity to complete the transfer of up to 50,000 shares of his stock to a private individual through as transaction currently underway at the time of the signing of this agreement.  This being done with he full knowledge that the respective shares once transferred will carry a one-year restriction.

D.               Accept the following amendment to the Separation Agreement, all other sections of the Separation Agreement remaining in effect:

1.                 Paragraph 2.D is amended in its entirety to read as follows:

“Agree not to sell, transfer, convey or otherwise dispose of any shares owned or held in trust by him, including the shares held for Adam and Aaron Guth, for a period of eighteen (18) months following the sale of 850,000 shares pursuant to that Agreement And Amendment To The Separation Agreement for Steven Jacobson dated December 19, 2003; provided, that in the event the Company agrees to sell a controlling interest of its shares in a transaction or series of transactions, this paragraph shall not apply;”

17.              Non-disparagement and non-compete. The Jacobsons agree not to disparage Nighthawk, its Board of Directors, management or employees in any communication, whether written or spoken, and Nighthawk agrees to the same in return to the Jacobsons.  This provision shall not apply to statements made by either party in response to an investigation by law enforcement agencies or any other legal proceeding.  The Jacobsons shall also not compete in the wireless remote control business for a period of at least two years from the date of this Agreement and they further agree that they will not solicit for employment, either for themselves or for any third party, either directly or indirectly, any current employee of Nighthawk for a period of two years from the date of this Agreement.

18.              Release of the Jacobsons by Nighthawk. Nighthawk, by its officers and directors hereby completely and unconditionally releases, waives, discharges and holds harmless the Jacobsons, their agents, representatives, attorneys, heirs and assigns, and each of them, including any corporations, partnerships or other business associations in which the Jacobsons are a director or principal, from any and all actions, causes of action, claims (as that term is defined in 11 U.S.C. § 101(5)) and demands, known or unknown, cost and expenses sustained by Nighthawk, arising from or related to the dispute, including but not limited to claims that could have been raised in a lawsuit but were not.

19.              Release of Nighthawk by the Jacobson’s. Herb and Sharon Jacobson, for themselves, their successors, representatives, heirs, executors, agents, administrators and assigns, including any corporations, partnerships or other business associations in which they are a director or principal, hereby completely and unconditionally release, waive, discharge and hold harmless Nighthawk, its employees, directors, subsidiaries, agents, representatives, attorneys, heirs and assigns from any and all actions, causes of action, claims (as that term is defined in 11 U.S.C. § 101(5)) and demands, known or unknown, cost and expenses sustained by the Jacobsons, arising from or related to the dispute, including but not limited to claims that were raised or could have been raised in the lawsuit but were not.

20.              Denial of Liability. The Parties agree that this Agreement is not to be construed as an admission of any nature by the Parties.

21.              Consultation with additional Professionals. Each of the Parties state that they have been advised of their rights to consult, at their own expense, additional professionals of their own choosing, including other attorneys, accountants or other professionals, regarding any and all known and unknown, foreseen and unforeseen, injuries, losses, damages, and liabilities of whatsoever kind and nature that they may have, or will incur, resulting directly or indirectly from this Agreement or any of the incidents underlying this Agreement.

22.              Consideration. The consideration stated herein is contractual and not a mere recital. In entering into this Agreement, each Party has relied solely upon its own judgment and the judgment and advice of its attorneys, which are the attorneys of its own choice. No Party has been influenced or induced to any extent whatever by any representations or statements regarding its damages or any other matters made by or on behalf of any other Party. The terms of this Agreement have been completely read and explained to each Party by its own respective attorney, and its terms are fully understood and voluntarily accepted by each Party. There are no other understandings or agreements between the Parties other than those set forth in this Agreement.

23.              Costs. Each Party shall bear its own attorneys’ fees and other costs in connection with the dispute.

24.              Consequences of Actions to Set Aside, Avoid or Otherwise Challenge this Agreement. If any Party to this Agreement or that Party’s successor or assign shall bring an action in any form that seeks to set aside or avoid this Agreement, that Party, or his or her successor or assigns, shall be liable for and shall pay the reasonable legal fees and expenses paid or accrued by any other Party or its successors in connection with such action. If any Party to this Agreement, or that Party’s successors or assigns, shall bring any action challenging the validity, enforceability or interpretation of this Agreement or that it does not seek to have this Agreement set aside or avoided, that Party, or its successor or assigns, shall pay the reasonable legal fees and expenses paid or accrued by any other Party or his or her successors or assigns in connection with such action in the event that such other Party or his successors or assigns prevails in such action brought by a Party to this Agreement.

25.              Divisibility. If any provisions of this Agreement, or any portion of any provision of this Agreement is declared null and void, such provision or such portion of a provision shall be considered separate and apart from the remainder of this Agreement which shall remain in full force and effect.

26.               Facsimile Signature and Counterparts. This Agreement may be executed by facsimile signature in counterparts, each of which together shall constitute a single document.

27.              Governing Law. The laws of the State of Colorado shall apply to and control any interpretation, construction, performance or enforcement of this Agreement.

28.              Binding Effect. Each Party understands and agrees that this Agreement shall bind and inure to the benefit of itself, its officers, directors, employees, agents, servants, subsidiaries, and parent companies, insurers, sureties, successors and assigns.

29.              Board Approval.  This agreement is being entered into with the full knowledge and approval of the Company’s Board of Directors.

/s/	/s/
Herbert Jacobson	Sharon Jacobson

/s/
Steven Jacobson

/s/	/s/
Myron Anduri	Doug Saathoff
President	CEO
NightHawk Systems, Inc	NightHawk Systems, Inc.

EXHIBIT 14 -- CODE OF ETHICS

NIGHTHAWK SYSTEMS, INC.
CODE OF ETHICS FOR CEO AND SENIOR FINANCIAL OFFICERS

1.         The CEO and all senior financial officers are responsible for full, fair, accurate, timely and understandable disclosure in the periodic reports required to be filed by the Company with the SEC. Accordingly, it is the responsibility of the CEO and each senior financial officer promptly to bring to the attention of the Disclosure Committee (or in the event that the Company has not established a Disclosure Committee, to the Board of Directors) any material information of which he or she may become aware that affects the disclosures made by the Company in its public filings or otherwise assist the Disclosure Committee in fulfilling its responsibilities.

2.         The CEO and each senior financial officer shall promptly bring to the attention of the Disclosure Committee and the Audit Committee (or in the event that the Company has not established an audit committee, to the Board of Directors) any information he or she may have concerning (a) significant deficiencies in the design or operation of internal controls which could adversely affect the company’s ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s financial reporting, disclosures or internal controls.

3.         The CEO and each senior financial officer shall promptly bring to the attention of the General Counsel or the CEO and to the Audit Committee any information he or she may have concerning any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in the Company’s financial reporting, disclosures or internal controls.

4.         The CEO and each senior financial officer shall promptly bring to the attention of the General Counsel or the CEO and to the Audit Committee any information he or she may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to the Company and the operation of its business, by the Company or any agent thereof, or of violation of these procedures.

5.         The Board of Directors shall determine, or designate appropriate persons to determine, appropriate actions to be taken in the event of violations of these procedures by the CEO and the Company’s senior financial officers. Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to these procedures, and shall include written notices to the individual involved that the Board has determined that there has been a violation, censure by the Board, demotion or re-assignment of the individual involved, suspension with or without pay or benefits (as determined by the Board) and termination of the individual’s employment. In determining what action is appropriate in a particular case, the Board of Directors or such designee shall take into account all relevant information, including the nature and severity of the violation, whether the violation appears to have been intentional or inadvertent, whether the individual in question had been advised prior to the violation as to the proper course of action and whether or not the individual in question had committed other violations in the past.

EXHIBIT 31.1 -- CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, H. Douglas Saathoff, Chief Executive Officer & Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nighthawk Systems, Inc., a Nevada corporation;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: April 7, 2004

/s/ H. DOUGLAS SAATHOFF

H. Douglas Saathoff, Chief Executive Officer

   & Chief Financial Officer

Principal Executive Officer

      & Principal Financial Officer

EXHIBIT 32 -- CERTIFICATION ON FORM 10-KSB PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES OXLEY ACT OF 2002.

I, H. Douglas Saathoff, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Nighthawk Systems, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on 10-KSB fairly presents in all material respects the financial condition and results of operations of Nighthawk Systems, Inc. as of, and for the periods presented in the report.

/s/ H. DOUGLAS SAATHOFF

H. Douglas Saathoff

Chief Executive Officer

   & Chief Financial Officer

April 7, 2004

