Form 10QSB
period 2004-03-31
NIGHTHAWK SYSTEMS INC
filed 2004-05-24
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF The Securities  Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF The  Securities Exchange Act of 1934

Commission File Number 0-30786

NIGHTHAWK SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

NEVADA		87-0627349
(State or other jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

10715 GULFDALE
SUITE 200
SAN ANTONIO, TX 78216
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

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding at May 21, 2004
Common	25,959,235

	NIGHTHAWK SYSTEMS, INC.

	FORM 10-QSB

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)......................................................................................................................................

	Condensed consolidated balance sheet as of March 31, 2004.....................................................................................	3

	Condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003.........	4

	Condensed consolidated statement of stockholders' deficit for the three months ended March 31, 2004...........	5

	Condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003.........	6

	Notes to condensed consolidated financial statements ...............................................................................................	7

Item 2	Management's Discussion and Analysis or Plan of Operation....................................................................................	11

Item 3	Evaluation of Disclosure Controls and Procedures.......................................................................................................	12

	PART II
	OTHER INFORMATION

Item 1	Legal proceedings ..............................................................................................................................................................	12

Item 2	Changes in securities and use of proceeds.....................................................................................................................	12

Item 3	Defaults upon senior securities.........................................................................................................................................	13

Item 4	Submission of matters to a vote of securities holders...................................................................................................	13

Item 5	Other information.................................................................................................................................................................	13

Item 6	Exhibits and reports on Form 8-K......................................................................................................................................	13

PART I - FINANCIAL INFORMATION

Nighthawk Systems, Inc.
Condensed Consolidated Balance Sheet
March 31, 2004

ASSETS

Current assets :
Cash	$ 3,040
Accounts receivable, net of allowance for doubtful accounts of $134	12,962
Inventories	50,146
Other	31,146

Total current assets	97,294

Furniture, fixtures and equipment, net	18,847
Intangible assets, net	8,657

$ 124,798

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities :
Accounts payable	$ 340,943
Accrued expenses	208,841
Lines of credit	19,842
Notes payable
Related parties	109,665
Other	449,467
Deferred revenue	64,367
Customer deposit	60,000
Other	6,250

Total liabilities (all current)	1,259,375

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 3,000 shares issued and outstanding	3
Common stock; $0.001 par value; 50,000,000 shares authorized; 25,659,235 issued and outstanding	25,659
Additional paid-in capital	3,071,858
Accumulated deficit	(4,232,097)

Total stockholders' deficit	(1,134,577)

$ 124,798

The accompanying notes are an integral part of these financial statements.

Nighthawk Systems, Inc.
Condensed Consolidated Statements of Operations
Three Months ended March 31,

	2004	2003

Product sales, net	$ 102,838	$ 167,176

Cost of goods sold	72,566	94,530

Gross profit	30,272	72,646

Selling, general and administrative expenses	276,080	314,648

Loss from operations	(245,808)	(242,002)

Interest expense
Related parties	2,325	2,943
Other	3,373	7,462

Loss from continuing operations	(251,506)	(252,407)

Discontinued operations Income from operations of discontinued segment	-	12,795

Net loss	$ (251,506)	$ (239,612)

Loss from continuing operations per basic and diluted common share	$ (0.01)	$ (0.01)

Income from discontinued operations per basic and diluted common share	-	*

Net loss per basic and diluted common share	$ (0.01)	$ (0.01)

Weighted average shares outstanding	24,958,301	21,333,780

* Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Nighthawk Systems, Inc.
Condensed Consolidated Statement of Stockholders' Deficit
Three Months Ended March 31, 2004

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2003	-	-	24,320,902	$ 24,321	$ 2,855,289	$ (3,980,591)	$ (1,100,981)

Common stock and warrants subscribed			1,188,333	1,188	176,162		177,350

Common stock issued for services			150,000	150	22,350		22,500

Preferred stock subscribed	3,000	3			7,497		7,500

Issuance of options to consultant					10,560		10,560

Net loss						(251,506)	(251,506)

Balances, March 31, 2004	3,000	$ 3	25,659,235	$ 25,659	$ 3,071,858	$ (4,232,097)	$ (1,134,577)

The accompanying notes are an integral part of these financial statements.

Nighthawk Systems, Inc.
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss	$ (251,506)	$ (239,612)

Adjustments to reconcile net loss to
net cash used in operating activities

Income from operations of discontinued segment		(12,795)
Depreciation and amortization	1,928	1,268
Common stock issued for services	22,500	-
Issuance of stock options to consultants	10,560	-
Change in assets and liabilities, net of business acquisition:
Decrease in accounts receivable	28,955	73,748
Decrease (increase) in inventories	25,183	(173,367)
Increase (decrease) in accounts payable	(55,497)	99,109
Increase in accrued expenses	8,253	22,709
Increase (decrease) in deferred revenue	64,367	(94,554)
Increase in customer deposits	-	60,000
Net decrease in other assets and liabilities	665	(45,445)

Total adjustments	106,914	(69,327)

Net cash used in operating activities	$ (144,592)	$ (308,939)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	-	(1,306)

Net cash used in investing activities	-	(1,306)

Cash flows from financing activities:
Payments on notes payable, related parties	(9,169)	(2,027)
Payments made on factoring arrangement, net	-	(82,502)
Payments on notes payable, other	(9,299)	(8,287)
Payments on other related party payable	(18,750)	-
Net proceeds from issuance of preferred stock	7,500	-
Net proceeds from issuance of common stock	177,350	-

Net cash provided by (used in) financing activities	147,632	(92,816)

Cash used in discontinued operations	-	(6,467)

Net decrease in cash	3,040	(409,528)
Cash, beginning	-	428,677

Cash, ending	$ 3,040	$ 19,149

Supplemental disclosures of cash flow information:

Cash paid for interest	$ 1,019	$ 4,764

Supplemental disclosures of non-cash
investing and financing activities:

Common stock and warrants subscribed		$ 98,000

The accompanying notes are an integral part of these financial statements.

NIGHTHAWK SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

1.             Basis of presentation:

In November 2001, Peregrine, Inc. ("Peregrine"), formerly known as LSI Communications, Inc., sold the assets and liabilities of its investment in a majority owned subsidiary to a major stockholder. On February 1, 2002, the Company acquired Peregrine Control Technologies, Inc. ("PCT") a Colorado company. The transaction represents a reverse acquisition of Peregrine by PCT, since PCT owned approximately 76% of the post acquisition shares of the consolidated entity immediately after the completion of the transaction. At the date of the transaction, Peregrine was a shell company with no net assets. For accounting purposes, the acquisition was treated as an acquisition of Peregrine by PCT and a recapitalization of PCT. The historical stockholders' deficit of PCT has not been retroactively restated since the shares were exchanged in the transaction on a one-for-one basis. On April 29, 2002, Peregrine changed its name to Nighthawk Systems, Inc. The accompanying condensed consolidated financial statements include the accounts of Nighthawk Systems, Inc. and its subsidiary PCT (collectively referred to herein as "the Company").

        Interim financial statements:

The condensed consolidated financial statements of the Company for the three month periods ended March 31, 2004 and 2003 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and the changes in stockholders' deficit for the three months ended March 31, 2004.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

        Going concern, results of operations and management's plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit and working capital deficiency of $1,134,577 and $1,162,081 respectively, as of March 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

1. Raising working capital through additional borrowings.

2. Raising equity funding through sales of the Company's common stock or preferred stock.

3. Improving working capital through increased sales of the Company's products and services and the reduction of expenses.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.             Related party transactions

During the three months ended March 31, 2004, the Company repaid $9,169 on notes payable to two officers of the Company, as well as $18,750 to a shareholder and former director under an arrangement entered into in December 2003.

3.             Inventories

Inventories at March 31, 2004 consist entirely of parts and pre-manufactured component parts. The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate. The Company did not have a reserve for excess or obsolete inventory as of March 31, 2004.

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

During the three months ended March 31, 2004, the Company’s largest customer accounted for 53% of sales.

5.             Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the three month periods ended March 31, 2004 and 2003, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

6.             Stock transactions

During the three months ended March 31, 2004, the Company received $127,850, net of offering costs of $900, for the issuance of 858,333 shares of commons stock and warrants to purchase 858,333 additional shares for $214,583. The Company also issued 330,000 options to a consultant to purchase shares of common stock at $0.15 per share which were exercised in full during March 2004.

In 2001, PCT issued 391,200 shares of its common stock in return for $391,200 in cash proceeds. Based on a review of Company records during 2003, Company management determined that the 391,200 of associated warrants to purchase 391,200 shares of common stock at $1.50 per share were never delivered to the purchasers subsequent to their investment. Company management also determined this to be the case with 255,000 shares issued by the Company between January and June 2002 in return for $255,000 in cash proceeds, for which warrants to purchase 255,000 shares at $1.50 per share should have been delivered. According to Company records, all such warrants should have been exercisable for a period of two years from their date of issuance; therefore, the 391,200 warrants owed to investors from 2001 expired without being delivered to the investors. In order to fulfill the terms of their investment, in January 2004 the Company granted new warrants to each of the investors whose funds were received in 2001 and during the first six months of 2002 in order to permanently replace those that were never issued. Terms of the new warrants allow the investor to purchase one share of Series A Preferred Stock for $2.50 per share for every $10 originally invested in the Company. The Preferred Stock will pay a quarterly dividend of 7% annual interest in the form of Company common stock. The Preferred Stock is convertible into common shares of the Company on a 1 for 10 basis at any date through June 30, 2005. On that date, all outstanding Preferred Stock will convert to common stock on a 1 for 10 basis. The new warrants to purchase Preferred Stock must be exercised on or before April 30, 2004. As of March 31, 2004, 3,000 shares of Series A Preferred Stock had been purchased. During April 2004, an additional 2,000 shares were purchased.

7.             Discontinued operations

Effective July 31, 2003, the Company sold the remaining assets and liabilities of its paging airtime business segment. The financial results of this paging business segment are presented as discontinued operations in the accompanying financial statements.

8.             Legal matters

In May 2003, the Company was sued by a former Board member seeking recovery for the value of 350,000 shares, or $209,500, and $120,000 due his firm under a retainer agreement between the Company and his firm. The former Board member had previously signed a settlement agreement with the Company in which he agreed to cancel all potential claims against the Company and its directors in return for 150,000 unregistered shares trading at a value of $0.60 or higher. The Company does not believe it owes the former Board member anything beyond the settlement agreement and has actively defended its position. Discovery in the case is proceeding in the state court in Reno, Nevada. No assurance can be given, however, as to the ultimate outcome of the case.

The Company, along with the current officers and board members and several former directors, was sued by a former director and his son for, among other things, breach of contract for unlawful termination and failure to provide stock. The alleged breaches and other claims all stem from their service as director of the Company and chief financial officer, respectively, for part of 2001 and part of 2002. The aggregate amount of damages claimed is not specified. The case is proceeding in the state court in Denver, Colorado and the Company and all the named defendants that have been served have filed motions to dismiss the various claims and will contest the lawsuit vigorously. No assurance can be given, however, as to the ultimate outcome of the case.

9.                  Notes payable

During the three month period ending March 31, 2004, the Company repaid a stockholder $7,543 owed to him under a short-term note, and $1,756 under a note to a financial institution.

Subsequent to March 31, 2004, the Company negotiated new terms on a $200,000 convertible note and $150,000 in short-terms notes due to a stockholder. In return for a secured position on the assets of the Company and an additional $25,000 in principal loaned to the Company, the stockholder agreed to extend the maturity dates of all notes to July 31, 2004. The stockholder also agreed to convert the now $210,000 note to common stock at its stated rate of $0.20 per share and to extend the maturity dates of the two notes now totaling $165,000 to January 31, 2005 should the Company raise $900,000 from equity fundings prior to July 31, 2004.

10.               Stock options

The Company has elected to continue to account for stock option grants in accordance with APB 25 and related interpretations. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. As all employee options were issued at or above market during the three months ended March 31, 2003, no compensation expense was recognized during the period. No employee options were issued during the three month period ended March 31, 2004. If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net loss:	$ (251,506)	$ (239,612)
As reported
Total stock-based employee compensation expense determined under fair value based method for all employee awards, net of related tax effects	(8,100)	(8,100)
Pro forma net loss	$ (259,606)	$ (247,712)

Pro forma net loss per share:
As reported:
Basic and diluted	$ (0.01)	$ (0.01)
Pro forma:
Basic and diluted	$ (0.01)	$ (0.01)

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

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003

Dividend yield	0.0%	0.0%
Expected volatility	1.122	1.229 – 1.316
Risk-free interest rate	4.50%	4.50%
Expected life in years	.25	1 - 3

The weighted average fair value at date of grant for options granted during the first three months of 2004 was $0.032 using the above assumptions. The weighted average fair value at date of grant for options granted during 2003 was from $0.009 to $0.027 using the above assumptions.

During the first three months of 2004, the Company issued 330,000 options to purchase common stock of the Company to a non-employee which vested immediately. In accordance with SFAS 123, the Company recognized $10,560 in expense related to these options during the period ended March 31, 2004.

____________________________________________________________________________________________________________________________________

THE FINANCIAL STATEMENTS AND ACCOMPANYING NOTES INCLUDED IN THIS FORM 10-QSB HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT PUBLIC ACCOUNTANTS AS REQUIRED BY RULE 10-01 (c)(4) OF REGULATION S-X.  UPON REVIEW BY OUR INDEPENDENT PUBLIC ACCOUNTANTS, SHOULD ANY ADJUSTMENT(S) BE REQUIRED TO BE MADE TO THESE FINANCIAL STATEMENTS, AN AMENDED FORM 10-QSB WILL BE FILED.

____________________________________________________________________________________________________________________________________

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

The Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net sales for the three month period ended March 31, 2004 were $102,838, a decrease of $64,338 from the $167,176 for the corresponding period of the prior year. This decrease was mainly due to the completion of a large contract for the Company’s NH2 re-booting device. This contract originally started in the first quarter of 2003 was completed before December 31, 2003. The decrease in revenues would have been greatly reduced between years had the Company completed work on its contract for the delivery of load control units to an electric utility customer. The Company has a $60,000 deposit recorded on its balance sheet related to this contract, which was originally scheduled to be completed prior to March 31, 2004. However, the customer has delayed shipment of approximately $74,000 of equipment remaining to be delivered under the contract, pending its own internal requisition of the airtime required to operate the Company’s equipment. As of May 21, 2004, the Company has a backlog of approximately $300,000 in purchase orders from customers.

Cost of goods sold decreased by approximately $22,000 to $72,566 for the three months ended March 31, 2004 from $94,530 for the corresponding period of the prior year, and increased as a percentage of revenues between the periods from 57% in 2003 to 70% in 2004.  The direct cost of parts for production remained relatively constant between periods, but fixed charges related to labor and overhead were higher on a per unit basis due to the decreased production between periods.  The Company is currently in the process of analyzing methods to covert some of these fixed charges to variable charges in an effort to decrease the per unit cost of production and increase its gross margins during periods of slower production.

Selling, general and administrative expenses for the three months ended March 31, 2004 were $276,080, a decrease of $38,568 or 12% from the three month period ended March 31, 2002. The increase is almost entirely due to decreased payroll and related benefits costs. Non-production payroll and related costs were approximately $194,000 for the first quarter of 2003, as compared to approximately $129,000 for the first quarter of 2004. This decrease was offset somewhat by an increase in consulting fees for product marketing and investor relations, as well as an increase in research and development expenses related to the Company’s satellite-based unit. The Company expects sales of its satellite-based unit to begin producing revenues during the last six months of 2004.

The loss from continuing operations for the three month period ended March 31, 2004 was $251,506 compared to $252,407 for the three month period ended March 31, 2003. The decrease in gross profit produced between periods was offset by the reduction in selling, general and administrative expenses, as well as a slight decrease in interest related to the Company’s debt obligations. After giving consideration to results of the Company’s paging airtime segment, which was discontinued effective July 31, 2003, the net loss for the period ending March 31, 2004 was $251,506 as compared to $239,612 in 2003. Although the Company’s paging segment produced positive operating results during the first three months of 2003, it produced negative cash flows for the same time period.  The combined effect of the items mentioned above was a net loss per share of $0.01 in both periods presented, based on weighted average shares outstanding of approximately 25.0 million and 21.3 million during the three months ended March 31, 2004 and 2003, respectively.

  Liquidity and Capital Resources

The Company's financial statements for the three months ended March 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2004, the Company reported a net loss of $251,506 and has a stockholders' deficit as of March 31, 2004 of approximately $1.1 million. In addition, the Company had a working capital deficiency of approximately $1.2 million at March 31, 2004.

The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2003 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the quarter ended March 31, 2003, the Company used cash of $144,592 in its normal operating activities.  The Company raised approximately $185,000 during the first quarter from the sale of both common and preferred stock in order to fund this cash shortfall from operations. Funds provided from the sales of the Company’s securities were also used to make approximately $37,000 in payments toward the Company’s debt obligations during the quarter.

Until the Company is able to generate positive cash flows from operations in an amount sufficient to cover its current liabilities and debt obligations as they become due, it will remain reliant on borrowing funds or selling equity to meet those obligations. During February 2004, the Company met with several brokerage firms and private equity groups to investigate the possibilities of raising an amount of cash sufficient to both fund a comprehensive sales and marketing plan and improve its working capital position from a deficit to a surplus. As a result of those meetings, the Company announced in March 2004 that a brokerage firm based in Vancouver, British Columbia would sponsor a best-efforts offering of equity securities of the Company.

Until and unless such an offering or its equivalent is successfully completed, the Company may be dependent on private placements of its equity securities to fund its operations. In addition, as of May 21, 2004, the Company has approximately 5.0 million warrants outstanding with a weighted average exercise prices $0.21 per share that expire from July 2004 through March 2006. These warrants, to the extent they have exercise prices below current market prices, may represent a source of cash funds for the Company in the future. However, no assurance can be given that the Company will receive proceeds from the exercise of these warrants, or from any other source, without which, the Company will have insufficient funds to fully implement a comprehensive sales and marketing plan during the next twelve months.

As a result of funds raised and expected to be raised subsequent to March 31, 2004, the Company believes that it will be able to initiate a sales and marketing plan designed to utilize direct sales efforts, as well as indirect sales efforts through dealer networks and through improvements to its own web site. To date, the majority of revenues have been generated from customers who have found the Company via its web site, or through referrals from vendors or existing customers. During the first three months of 2004, the Company spent approximately $11,000 for marketing initiatives, as compared to only $2,700 during the first three months of 2003. It is the Company’s desire to generate revenues going forward from a diverse customer base from the electric utility, computer rebooting and traffic control markets. During the year ended December 31, 2003, approximately 78% of the Company’s revenues were generated by sales of two of the Company’s products to a total of two customers. The Company also spent approximately $6,000 in research and development efforts related to its new satellite-based units, which it anticipates will begin generating revenues during the last half of 2004.

Item 3. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures:

As required by Rule 13a-15 of the Securities Exchange Act of 1934, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the date of this filing. The evaluation was conducted under the supervision of the chief executive officer and the chief financial officer with the support of the principal accounting personnel who determined that the disclosure controls and procedures are effective.

The Company’s disclosure controls and procedures are designed to ensure that records are maintained in reasonable detail to reflect accurately and fairly all of the transactions and dispositions of assets of the Company, prevent the unauthorized use or disposition of the Company’s assets and that the information required to be disclosed in reports filed pursuant to the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in order to provide them with adequate time to make decisions regarding required disclosures. There were no significant changes in the disclosure controls or procedures since the prior public filing by the Company that would materially affect the Company’s controls.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

There have been no material developments in the McCarthy lawsuit reported in the Company’s 10-KSB filed on April 13, 2004.

In this reporting period, the Company, along with its subsidiary, Peregrine Controls Technologies, Inc., the current officers and board members and several former directors, was sued by a former director and his son for, among other things, breach of contract for unlawful termination and failure to provide stock. The alleged breaches and other claims all stem from their service as director of the Company and chief financial officer, respectively, for part of 2001 and part of 2002. The aggregate amount of damages claimed is not specified. The Company and all the named defendants that have been served have filed motions to dismiss the various claims and will contest the lawsuit vigorously. The case is proceeding in the state court in Denver, Colorado. No assurance can be given, however, as to the ultimate outcome of the case.

Item 2.  Changes in securities and use of proceeds

(c) During this reporting period, the Company sold 858,333 shares of common stock pursuant to a Rule 506 exemption of Regulation D. The total offering price was $128,750 and a commission of $900 was paid. There were less than 35 individual purchasers of stock and they are all accredited investors. The individuals that purchased stock and the amount of stock they purchased is as follows:

Date	Purchaser	Investment	# Shares	# Warrants
1-16-04	B. Stoddard	$ 50,000	333,333	333,333
1-18-04	B. Whitehead	$ 6,000	40,000	40,000
1-19-04	B. Douglas	$ 15,000	100,000	100,000
1-22-04	N. Fereira	$ 6,000	40,000	40,000
2-18-04	G. Schwalfenburg	$ 6,000	40,000	40,000
2-18-04	N. Fereira	$ 3,000	20,000	20,000
2-23-04	M. Jacobson	$ 30,000	200,000	200,000
3-4-04	Schwartz	$ 2,250	15,000	15,000
3-4-04	W. Johnson	$ 6,000	40,000	40,000
3-25-04	Riordan	$ 4,500	30,000	30,000

Totals		$128,750	858,333	858,333

The terms of the offering granted each purchaser shares at $0.15 per share and granted them warrants to purchase an identical number of shares at $0.25 per share. The warrants have an expiration date of two years from the date of the original purchase of the shares.

Item 3.  Defaults upon senior securities

     None

Item 4.  Submission of matters to a vote of securities holders

     None

Item 5.  Other information

     None

Item 6.  Exhibits and Reports

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

Nighthawk Systems, Inc
(Registrant)

Date: May 21, 2004	By: /s/ H. DOUGLAS SAATHOFF
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

    4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14, 13a-15(e), and internal control over financial reporting as defined in 15d-14 and 15d-15(e)) for the Registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared; and

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

    5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

Date: May 21, 2004

                         /s/ H. DOUGLAS SAATHOFF

                         H. Douglas Saathoff

                         Chief Executive Officer and

                         Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO THE 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Nighthawk Systems, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Douglas Saathoff, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

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

                         May 21, 2004

