Form 10QSB
period 2004-06-30
NIGHTHAWK SYSTEMS INC
filed 2004-08-23
CIK 1084475

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB

(MARK  ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF The Securities Exchange Act of 1934

                For  the  quarterly  period  ended  June  30,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  The  Securities
     Exchange  Act  of  1934

                         Commission  File  Number  0-30786

                             NIGHTHAWK  SYSTEMS,  INC.
             -----------------------------------------------------
             (Exact  name  of  registrant  as  specified  in  its  charter)

           NEVADA                                             87-0627349
-------------------------------                         ---------------------
(State  or  other  jurisdiction  of                             (IRS  Employer
 Incorporation  or  Organization)                          Identification  No.)

                                  10715  GULFDALE
                                    SUITE  200
                                SAN  ANTONIO,  TX  78216
                     ---------------------------------------
                    (Address  of  Principal  Executive  offices)

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
 Yes  X  No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

       Class                          Outstanding  at  August  20,  2004
------------------                   ---------------------------------
       Common                                  27,033,688

                                     PART  I
                              FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (unaudited)

         Condensed  consolidated  balance  sheet  as of June 30, 2004          3

         Condensed  consolidated  statements  of  operations  for  the
         three  and  six  months  ended June 30, 2004 and 2003                 4

         Condensed  consolidated  statement  of  stockholders'
         deficit  for  the  six  months ended June 30, 2004                    5

         Condensed  consolidated  statements  of  cash  flows  for  the
         six  months  ended  June  30, 2004 and 2003                           6

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

PART  I  -  FINANCIAL  INFORMATION




                             Nighthawk Systems, Inc.
                      Condensed Consolidated Balance Sheet
                                  June 30, 2004


        ASSETS

Current assets:
     Cash                                                       $     2,032
     Accounts receivable, net of allowance for
       doubtful accounts of $134                                     53,274
     Inventories                                                    114,518
     Other                                                           37,749
                                                                ------------

               Total current assets                                 207,573


Furniture, fixtures and equipment, net                               16,920
Intangible assets, net                                                8,658
                                                                ------------
                                                                $   233,151
                                                                ============


      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                            $   404,339
    Accrued expenses                                                227,025
    Line of credit                                                   19,842
    Notes payable:
        Related parties                                             109,695
        Other                                                       401,722
    Customer deposits                                                63,740
                                                                ------------
               Total liabilities (all current)                    1,226,363

Commitments and contingencies

Stockholders' deficit:
    Preferred stock; $0.001 par value; 5,000,000
      shares authorized; 5,000 shares issued and outstanding;
      liquidation preference $12,500                                      5
    Common stock; $0.001 par value; 50,000,000
      shares authorized; 26,533,688 issued and outstanding           26,534
    Additional paid-in capital                                    3,264,044
    Special warrants                                                188,775
    Accumulated deficit                                          (4,472,570)
                                                                ------------
               Total stockholders' deficit                         (993,212)
                                                                ------------

                                                                $   233,151
                                                                ============


The accompanying notes are an integral
  part of these financial statements.

                                       Nighthawk Systems, Inc.
                           Condensed Consolidated Statements of Operations


                                             Three months ended June 30,  Six months ended June 30,
                                             ---------------------------  -------------------------
                                                     2004          2003          2004          2003
                                              ------------  ------------  ------------  ------------

Product sales, net                            $   161,387   $   528,095   $   264,225   $   695,271

Cost of goods sold                                108,057       284,487       180,623       379,017
                                              ------------  ------------  ------------  ------------
     Gross profit.                                 53,330       243,608        83,602       316,254

Selling, general and administrative expenses      264,865       340,205       540,945       654,853
Reversal of 2002 consulting expense                     -       (39,000)            -   $   (39,000)
                                              ------------  ------------  ------------  ------------
     Loss from operations                        (211,535)      (57,597)     (457,343)     (299,599)
                                              ------------  ------------  ------------  ------------

 Interest expense:
     Related parties                                2,227         3,718         5,600         6,661
     Other                                         26,514        11,025        28,839        18,487
                                              ------------  ------------  ------------  ------------

     Loss from continuing operations             (240,276)      (72,340)     (491,782)     (324,747)
                                              ------------  ------------  ------------  ------------

Discontinued operations:
    Income from operations of
       discontinued segment                                      10,713                      23,508
                                                            ------------                ------------

Net loss                                         (240,276)      (61,627)     (491,782)     (301,239)

Less: Preferred stock dividends                      (197)            -          (197)            -
                                              ------------  ------------  ------------  ------------

Net loss to common stockholders               $  (240,473)  $   (61,627)  $  (491,979)  $  (301,239)
                                              ============  ============  ============  ============

Loss from continuing operations per
  basic and diluted common share              $     (0.01)            *   $     (0.02)  $     (0.02)
                                              ============  ============  ============  ============

Income from discontinued operations per
  basic and diluted common share                                      *                           *
                                                            ============                 ============

Net loss to common stockholders,
  basic and diluted                           $     (0.01)            *   $     (0.02)  $     (0.01)
                                              ============  ============  ============  ============

Weighted average common shares outstanding,
  basic and diluted                             25,911,034    21,632,681    25,434,668    21,484,056
                                              ============  ============  ============  ============

*  Less than $0.01 per share

The accompanying notes are an integral
  part of these financial statements.

                                           3
                                            4


                                                 Nighthawk Systems, Inc.
                                Condensed Consolidated Statement of Stockholders' Deficit
                                             Six Months Ended June 30, 2004




                              Preferred  Stock       Common    Stock     Additional
                              ------------------  ---------------------  Paid-in      Special    Accumulated
                              Shares     Amount   Shares       Amount    Capital      Warrants   Deficit        TOTAL
                              ---------  -------  -----------  --------  -----------  ---------  -------------  --------
Balances, December
   31, 2003                           -        -  24,320,902   $24,321   $ 2,855,289          -  $ (3,980,591) $(1,100,981)

Common stock
 warrants subscribed for cash                      1,488,333     1,488       235,862  $ 188,775                    426,125

Common stock
 issued for services                                 365,000       365        62,735                                63,100

Common stock
 issued for interest payable                          33,750        34         6,716                                 6,750

Conversion of
 notes payable to common stock                       375,000       375        80,141                                80,516

Preferred stock
 issued for cash                  5,000  $     5                              12,495                                12,500

Issuance of stock
 options to consultant                                                        10,560                                10,560

Cancellation
 of shares                                           (50,000)      (50)           50                                     -

Series A
 preferred dividends                                     703         1           196                     (197)           -


Net loss                                                                                             (491,782)   (491,782)
                              ---------  -------  -----------  --------  -----------  ---------  -------------  ----------

Balances,
 June 30, 2004                    5,000  $     5  26,533,688   $26,534   $ 3,264,044  $ 188,775  $ (4,472,570)  $(993,212)
                              =========  =======  ===========  ========  ===========  =========  =============  ==========


The accompanying notes are an integral
  part of these financial statements.

                                    Nighthawk Systems, Inc.
                        Condensed Consolidated Statements of Cash Flows

                                                                      Six months ended June 30,
                                                                      -------------------------
                                                                              2004        2003
                                                                         ----------  ----------

Cash flows from operating activities:
      Net loss                                                           $(491,782)  $(301,239)
                                                                         ----------  ----------

Adjustments to reconcile net loss to
   net cash used in operating activities:

   Income from operations of discontinued segment                                -     (23,508)
   Depreciation and amortization                                             3,854       2,836
   Common stock issued for services                                         63,100           -
   Common stock issued for interest                                          6,750      11,500
   Issuance of stock options to consultants                                 10,560           -
   Cancellation of consulting agreement                                          -     (39,000)
Change in assets and liabilities:
   Decrease (increase) in accounts receivable                              (11,357)    120,926
   Increase in inventories                                                 (39,189)   (124,297)
   Increase in accounts payable                                             11,801      80,882
   Increase in accrued expenses                                             35,313      31,981
   Decrease in deferred revenue                                                  -    (354,114)
   Increase in customer deposits                                               196      60,000
   Increase in other assets                                                 (2,394)    (47,054)
                                                                         ----------  ----------
Total adjustments                                                           78,634    (279,848)
                                                                         ----------  ----------

Net cash used in operating activities                                     (413,148)   (581,087)
                                                                         ----------  ----------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                                -     (14,158)
                                                                         ----------  ----------
Net cash used in investing activities                                            -     (14,158)
                                                                         ----------  ----------

Cash flows from financing activities:
   Repayment of cash overdraft                                              (3,902)          -
   Proceeds from notes payable, related parties                             25,516      43,733
   Payments on notes payable, related parties                              (34,655)    (40,052)
   Payments made on factoring arrangement, net                                   -     (82,502)
   Proceeds from notes payable, other                                       25,000     200,000
   Payments on notes payable, other                                        (10,404)    (14,383)
   Payments on other related party payable                                 (25,000)          -
   Net proceeds from issuance of common stock                              237,350     128,000
   Proceeds from issuance of preferred stock                                12,500           -
   Net proceeds from issuance of special warrants                          188,775           -
                                                                         ----------  ----------
Net cash provided by financing activities                                  415,180     234,796
                                                                         ----------  ----------

Cash provided by discontinued operations                                                 7,480
                                                                                     ----------

Net increase (decrease) in cash                                              2,032    (352,969)
Cash, beginning                                                                  -     428,677
                                                                         ----------  ----------
Cash, ending                                                             $   2,032   $  75,708
                                                                         ==========  ==========


Supplemental disclosure of cash flow information:

Cash paid for interest                                                   $  17,222   $   4,708
                                                                         ==========  ==========

Supplemental disclosure of non-cash investing and financing activities:

Conversion of note payable and accrued interest to common stock
  Note payable                                                           $  71,640
  Accrued interest                                                           8,876
                                                                         ----------
                                                                         $  80,516
                                                                         ==========


The accompanying notes are an integral
  part of these financial statements.

                                                      6
                             NIGHTHAWK  SYSTEMS,  INC.
              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                  SIX  MONTHS  ENDED  JUNE  30,  2004  AND  2003


1.   Basis  of  presentation:

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Nighthawk Systems, Inc. and its subsidiary PCT (collectively referred to herein as "the Company"), have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission (the "SEC").

    Going  concern,  results  of  operations  and  management's  plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created both a stockholders' deficit and working capital deficiency of approximately $1.0 million as of June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess"). Under the terms of the arrangement, the Company received $100,000 under a convertible debenture on August 11, 2004, and will receive an additional $100,000 and $50,000 under the debenture upon the filing and effectiveness, respectively, of a registration statement with the Securities and Exchange Commission. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. The Company also signed a consulting agreement with a company in which an employee of Dutchess is a member of management. Under the agreement, the company was issued 500,000 shares of Company common stock.

2.  Significant  accounting  policies

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

During the six months ended June 30, 2004, the Company's largest customer accounted for 44% of sales, and the Company purchased 53% of its inventory from a single supplier. During the six months ended June 30, 2003, two customers accounted for approximately 49% and 30% of sales, respectively.

    Inventories

Inventories at June 30, 2004 consist entirely of parts and pre-manufactured component parts. The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate. The Company did not have a reserve for excess or obsolete inventory as of June 30, 2004.

    Net  loss  per  share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the three and six month periods ended June 30, 2004 and 2003, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

    Stock-based  compensation

The Company has elected to continue to account for stock option grants in accordance with APB 25 and related interpretations. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. No employee options were issued or vested during the three month periods ending June 30, 2003 and 2004. The Company issued employee options in January 2003 that vested in January 2003 and 2004. The Company has not recognized compensation expense during the six month periods ended June 30, 2003 and 2004 because the exercise price of the options equaled or exceeded the market price of the Company's common stock on the dates the options were granted. If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:

                                                                  Six Months Ended June 30,
                                                                 ---------------------------
                                                                            2004        2003
                                                                 -----------------  ----------
Net loss applicable to common stockholders:                      $       (491,979)  $(301,239)

As reported
Total stock-based employee compensation expense determined
  under fair value based method for all employee awards, net
  of related tax effects                                                   (8,100)     (8,100)
                                                                 -----------------  ----------
Pro forma net loss applicable to common stockholders             $       (500,079)  $(309,339)
                                                                 -----------------  ----------

Pro forma net loss per share applicable to common stockholders:
As reported:
Basic and diluted                                                $          (0.02)  $   (0.01)
Pro forma:
Basic and diluted                                                $          (0.02)  $   (0.01)



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

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:




                          2004            2003

Dividend yield. . . . .    0.0%            0.0%
Expected volatility . .  1.122       1.229 - 1.316
Risk-free interest rate   4.50%           4.50%
Expected life in years.    3           1 - 3


The weighted average fair value at date of grant for options granted during the first six months of 2004 was $0.032 using the above assumptions. The weighted average fair value at date of grant for options granted during 2003 was from $0.009 to $0.027 using the above assumptions.

During the first six months of 2004, the Company issued 330,000 options to purchase common stock of the Company to non-employees which vested immediately. In accordance with SFAS 123, the Company recognized $10,560 in expense related to these options during the period ended June 30, 2004.


2.  Related  party  transactions:

During the six months ended June 30, 2004, the Company repaid $9,655 on notes payable to two officers of the Company, as well as $25,000 to a shareholder and former director under an arrangement entered into in December 2003. The Company also borrowed and repaid $25,000 from a company in which its Chairman is a partner.


3.  Notes  payable

Effective March 1, 2004, the Company reached an agreement with its largest creditor under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of his three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company. The
Company also agreed on a going-forward basis to pay the creditor interest monthly at an annual rate of 8% on the new total of $375,000 in notes, with $750 of the monthly interest due being paid in cash and the remainder being paid in stock at a rate of $0.20 per share. From March through June of 2004, the Company issued 33,750 shares to the creditor for $6,750 of interest owed under this arrangement. In August 2004, the creditor extended the maturity dates of the notes to October 31, 2004, and agreed to convert $50,000 of his $210,000 convertible note to common stock of the Company at the prescribed rate of $0.20 per share. The creditor also loaned the Company an additional $60,000 under a 90-day arrangement for the purpose of purchasing parts needed to complete orders that had been placed by the Company's customers as of that date. Under this arrangement, the creditor will receive varying percentages of the cash collected from those customers until his note balance, plus interest at the annual rate of 10% is collected in full.

Effective June 30, 2004, a creditor of the Company converted $71,640 in principal and $8,876 in accrued interest into 375,000 shares of the Company's common stock and a warrant to purchase 375,000 shares of common stock at $0.25 per share.

During the six-month period ended June 30, 2004, the Company repaid a stockholder $7,543 owed to him under a short-term note, and made $2,861 in payments to a financial institution.


4.  Stock  transactions:

During the six months ended June 30, 2004, the Company received $127,850, net of offering costs of $900, for the issuance of 858,333 shares of commons stock and warrants to purchase 858,333 additional shares for $214,583. The Company also issued options to a consultant to purchase 330,000 shares of common stock at $0.15 per share which were exercised in full during March 2004. A total of 365,000 shares of common stock were issued during the six month period to consultants in return for $63,100 in services, and the Company received $60,000 in cash proceeds upon the exercise of 300,000 options during the period.

In order to provide the Company with working capital, a Canadian brokerage firm sponsored a private placement of up to $300,000 in Special Warrants, which are convertible into shares of common stock of the Company at $0.20 per share, and also provide the purchaser with a warrant to purchase an equal number of shares of common stock of the Company for a period of two years at $0.30 per share. The Special Warrants will automatically convert at the earlier of i) an effective registration statement filed with the Securities and Exchange
Commission or receipt of a qualified prospectus by a Canadian provincial authority, whichever comes later; or ii) one year from their date of issue. As of June 30, 2004, the Company had issued $188,775 in Special Warrants, net of issuance costs of $43,625.

In 2001, PCT issued 391,200 shares of its common stock in return for $391,200 in cash proceeds. Based on a review of Company records during 2003, Company management determined that the 391,200 of associated warrants to purchase 391,200 shares of common stock at $1.50 per share were never delivered to the purchasers subsequent to their investment. Company management also determined this to be the case with 255,000 shares issued by the Company between January and June 2002 in return for $255,000 in cash proceeds, for which warrants to purchase 255,000 shares at $1.50 per share should have been delivered. According to Company records, all such warrants should have been exercisable for a period of two years from their date of issuance; therefore, the 391,200 warrants owed to investors from 2001 expired without being delivered to the investors. In order to fulfill the terms of their investment, in January 2004 the Company granted new warrants to each of the investors whose funds were received in 2001 and during the first six months of 2002 in order to permanently replace those that were never issued. Terms of the new warrants allowed the investors to purchase one share of Series A Preferred Stock for $2.50 per share for every $10 originally invested in the Company. The Preferred Stock will pay a quarterly dividend of 7% annual interest in the form of Company common stock. The Preferred Stock is convertible into common shares of the Company on a 1 for 10 basis at any date through June 30, 2005. On that date, all outstanding Preferred Stock will convert to common stock on a 1 for 10 basis. The new warrants to purchase Preferred Stock were to be exercised on or before April 30, 2004. A total of 5,000 shares of Series A Preferred Stock were purchased during the six month period ended June 30, 2004, and preferred stock dividends of $197 were accrued in the form of 703 shares of Common Stock by the Company.

5.  Discontinued  operations:

Effective July 31, 2003, the Company sold the remaining assets and liabilities of its paging airtime business segment. The financial results of this paging business segment are presented as discontinued operations in the accompanying financial statements.

6.  Legal  matters

In May 2003, the Company was sued by a former Board member seeking recovery for the value of 350,000 shares, or $209,500, and $120,000 due his firm under a retainer agreement between the Company and his firm. The former Board member had previously signed a settlement agreement with the Company in which he agreed to cancel all potential claims against the Company and its directors in return for 150,000 unregistered shares trading at a value of $0.60 or higher. The Company does not believe it owes the former Board member anything beyond the settlement agreement and has actively defended its position. Discovery in the case has stopped due to the plaintiffs claim that he has lost his eyesight. No assurance can be given, however, as to the ultimate outcome of the case.

The Company, along with the current officers and board members and several former directors, were sued by a former director and his son for, among other things, breach of contract for unlawful termination and failure to provide stock. The alleged breaches and other claims all stem from their service as director of the Company and chief financial officer, respectively, for part of 2001 and part of 2002. The aggregate amount of damages claimed is not specified. The case is proceeding in the state court in Denver, Colorado. Several of the individually-named defendants have been voluntarily dismissed by the plaintiffs. The Company plans to vigorously defend itself and its current directors and officers. No assurance can be given, however, as to the ultimate outcome of the case.

7.     Subsequent  events

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess"). Under the terms of the arrangement, the Company received $100,000 under a convertible debenture on August 11, 2004, and will receive an additional $100,000 and $50,000 under the debenture upon the filing and effectiveness, respectively, of a registration statement with the Securities and Exchange Commission. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. The Company also signed a consulting agreement with a company in which an employee of Dutchess is a member of management. Under the agreement, the company was issued 500,000 shares of Company common stock.

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

The Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net sales for the three month period ended June 30, 2004 were $161,387 as compared to $528,095 for the corresponding period of the prior year, a decline of 69% between periods presented. Approximately $447,480 or 85% of the product sales during the quarter ending June 30, 2003 came from two customers who placed orders totaling approximately $816,000. These orders were for the Company's NH2 rebooting device for a kiosk manufacturer and operator, and load control units for an electric utility customer. The NH2 order was substantially completed during fiscal 2003, while the load control unit order remains approximately 80% complete as of June 30, 2004 pending further instructions from the customer. Although the Company processed orders for more customers during the 2004 quarter than it did during the 2003 quarter, the orders were smaller in the current year period than the prior period. Cash flow constraints also prevented the Company from generating more revenues during the quarter ended June 30, 2004. The Company had a backlog of orders in excess of $300,000 early in the quarter, but did not have the inventory on hand to process all of the orders immediately. As a result, the Company had to wait to receive critical parts and only a portion of the orders were processed and shipped during the period.

Cost of goods sold decreased by $176,430 or 62% to $108,057 for the three months ended June 30, 2004 from $284,487 for the corresponding period of the prior year, but increased as a percentage of revenues between the periods from 54% in 2003 to 67% in 2004. This increase as a percentage of revenues was largely due to the increase in production efficiency that that Company experienced in the prior year's quarter given the two large orders it was producing during that period. The Company currently produces all its units in-house and maintains a staff of three persons for such purposes. Salaries and benefits for these personnel are recorded as a direct cost of sales regardless of the number of products produced. As the number of units produced rises, the direct labor cost associated with each unit typically decreases. The Company's gross margin decreased from 46% to 33% from last year's period to this year's period, due to the decreased production from the two major contracts discussed above.

Selling, general and administrative expenses for the three months ended June 30, 2004 decreased by $75,340 or 22% to $264,865 from $340,205 for the three month period ended June 30, 2003. This decrease was largely the result of decreased personnel and personnel-related costs, as well as a decrease in legal and auditing fees. During the second quarter of 2003, the Company canceled 300,000 shares of common stock previously issued to a consultant during 2002. A $39,000 reduction in consulting expense was recorded during the second quarter of 2002 related to this cancellation, as the Board determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

Interest expense increased by approximately $14,000 between the three-month periods presented, due mainly to the extension and restructuring of notes held by the Company's largest creditor. During April 2004, the Company reached an agreement with this creditor under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of his three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company. The Company also agreed on a going-forward basis to pay the creditor interest monthly at an annual rate of 8% on the new total of $375,000 in notes, with $750 of the monthly interest due being paid in cash and the remainder being paid in stock at a rate of $0.20 per share. During the quarter ended June 2004, the Company recorded in excess of $14,000 in interest associated with the three notes.

The net loss for the three-month period ended June 30, 2004 was $240,276 compared to $61,627 for the three-month period ended June 30, 2003. The Company produced and shipped more units during the quarter ended June 30, 2003 than in any other quarter in its history, largely because of the two orders that produced 85% of the revenues for that period. As mentioned above, the Company processed more orders for more customers during the 2004 quarter than it did during the 2003 quarter, but the orders were smaller in the current year period than the prior period. As such, gross profit declined between the two periods. As mentioned above, cash flow constraints prevented the Company from completing its total backlog of business during the quarter ended June 30, 2004. If the Company had had adequate inventory levels to produce its backlog of orders completely during the quarter, revenues and gross profit results would have been larger, and the net loss for the period would have been smaller. Reduced monthly selling, general and administrative expenses also contributed to the improved results during the month of June 2004.

After giving consideration to prior year results for the Company's discontinued airtime operations in 2003, the net loss per share increased slightly to $0.01 per share from last year's quarter to this year's quarter.

The  Six  Months  Ended  June 30, 2004 Compared to the Six Months Ended June 30,
2003

Net sales for the six month period ended June 30, 2004 were $264,225 compared to $695,271 for the corresponding period of the prior year. Approximately $605,000, or 87% of the product sales during the quarter ending June 30, 2003 came from two customers who placed orders totaling approximately $816,000. These orders were for the Company's NH2 rebooting device for a kiosk manufacturer and operator, and load control units for an electric utility customer. The NH2 order was substantially completed during fiscal 2003, while the load control unit order remains approximately 80% complete as of June 30, 2004 pending further instructions from the customer. Although the Company processed orders for more customers during the 2004 quarter than it did during the 2003 quarter, the orders were smaller in the current year period than the prior period.

Cost of goods sold decreased by $198,394 or 52% to $180,623 for the six months ended June 30, 2004 from $379,017 for the corresponding period of the prior year, but increased as a percentage of revenues between the periods from 55% in 2003 to 68% in 2004. This increase was largely due to the increase in production efficiency that that Company experienced in the prior year's quarter given the two large orders it was producing during that period. The Company currently produces all its units in-house and maintains a staff of three persons for such purposes. Salaries and benefits for these personnel are recorded as a direct cost of sales regardless of the number of products produced. As the number of units produced rises, the direct labor cost associated with each unit typically decreases. The Company's gross margin decreased from 45% to 32% from last year's period to this year's period, due to the decreased production from the two major contracts discussed above.

Selling, general and administrative expenses for the six months ended June 30, 2004 decreased by $113,908 or 17% to $540,945 from $654,853 for the six month period ended June 30, 2003. Although the Company incurred additional costs during the six months ended June 30, 2004 for consulting fees for product marketing and investor relations, as well as for research and development expenses related to the Company's satellite-based unit, these costs were more than offset by reductions in personnel and personnel-related costs, as well as a decrease in professional fees from legal and auditing services. The Company expects sales of its satellite-based unit to begin producing revenues during the last six months of 2004. During the period ending June 30, 2003, the Company canceled 300,000 shares of common stock previously issued to a consultant during 2002. A $39,000 reduction in consulting expense was recorded during the second quarter of 2002 related to this cancellation, as the Board determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

Interest expense increased by approximately $9,300 between the six-month periods presented, due mainly to the increase in notes held by the Company's largest creditor. This creditor first loaned the Company $200,000 under a convertible note in May 2003. He later loaned the Company an additional $150,000 under unsecured notes during the last five months of 2003. During April 2004, the Company reached an agreement with this creditor under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of his three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company. The Company also agreed on a going-forward basis to pay the creditor interest monthly at an annual rate of 8% on the new total of $375,000 in notes, with $750 of the monthly interest due being paid in cash and the remainder being paid in stock at a rate of $0.20 per share.

The net loss for the six month period ended June 30, 2004 was $491,782 compared to $301,239 for the six month period ended June 30, 2003. The decrease was due to the near-completion of the two large orders discussed above during 2003. The Company produced and shipped more units during the quarter ending June 30, 2003 than in any other quarter in its history, largely because of the two orders that produced 87% of the revenues for that period. The Company has processed more orders for more customers during the first six months of 2004 than it did during the first half of 2003, but the orders were smaller in the current year period than the prior period. As such, gross profit declined between the two periods.

The net loss per share from continuing operations, which exclude the results of the Company's airtime operations segment during 2003, was $0.02 for both periods presented.

Liquidity  and  Capital  Resources

The Company's financial statements for the three and six months ended June 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2004, the Company reported a net loss of $491,782 and has both a stockholders' deficit and working capital deficiency of approximately $1.0 million as of June 30, 2004

The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2003 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the six-month period ended June 30, 2004, the Company used cash of approximately $413,000 in its normal operating activities. The Company raised approximately $438,000 during the six months from the sale of common stock, warrants to purchase common stock, and preferred stock. Approximately $50,000 in cash proceeds were generated from the issuance of short term notes. Funds provided from these issuances of debt and equity were used to fund the Company's operations during the period and to make approximately $74,000 in payments toward the Company's debt obligations during the quarter.

Until the Company is able to generate positive cash flows from operations in an amount sufficient to cover its current liabilities and debt obligations as they become due, it will remain reliant on borrowing funds or selling equity to meet those obligations. The Company has historically sold its equity securities through private placements with various individuals. Raising funds in this manner typically requires much time and effort to find new accredited investors, and the terms of such an investment must be negotiated for each investment made. Cash from these types of investments has historically been generated in amounts of $50,000 or less, in an unpredictable manner, making it difficult to fund and implement a broad-based sales and marketing program.

During February 2004, the Company met with several brokerage firms and private equity groups to investigate the possibilities of raising an amount of cash sufficient to both fund a comprehensive sales and marketing plan and improve its working capital position from a deficit to a surplus. As a result of those meetings, the Company announced in March 2004 that a brokerage firm based in Vancouver, British Columbia would sponsor an offering of equity securities of the Company. However, this offering would be performed on a best-efforts basis, without any guarantee of success. In an effort to fund the Company's operations in advance of such an offering, the brokerage firm sponsored a private placement of Special Warrants which are convertible into units consisting of both one share of common stock of the Company at $0.20 per share and a warrant to purchase one share of common stock at $0.30 per share. This private placement effort resulted in net proceeds of $188,775.

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess"). Under the terms of the arrangement, the Company received $100,000 under a convertible debenture on August 11, 2004, and will receive an additional $100,000 and $50,000 under the debenture upon the filing and effectiveness, respectively, of a registration statement with the Securities and Exchange Commission. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. Although the amount and timing of specific cash infusions available under the entire financing arrangement cannot be predicted with certainty, the arrangement represents a contractual commitment by Dutchess to provide funds to the Company. Although no assurance may be given that it will be able to do so, the Company expects to be able to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts.

A challenge faced by the Company is the ability to purchase and maintain an inventory of parts necessary to complete orders as quickly as possible after they are received. If the Company is able to complete orders more quickly, it can generate and collect cash from its contracts more quickly. The Company generates recurring orders from several of its customers; therefore, the expeditious completion of orders could lead to the generation of additional orders from existing customers and improved cash flows for the Company. Also, as noted earlier, the Company's cost of production will be higher on a per unit basis if it does not maintain minimum levels of production in its facility. Although the Company had a backlog of $300,000 in customer orders in April 2004, it only generated $161,387 in revenues during the quarter ended June 2004 as it had to wait for the delivery of parts to process the backlog of orders. Delays caused by the purchasing of parts during the period ending June 30, 2004 resulted in higher production costs per product because the Company has some fixed costs associated with production of units, and therefore decreased cash inflows during the period. The delays in purchasing also result in a delay in receiving follow-up orders from the customers.

In an effort to assist the Company in completing orders for customers in a more expeditious manner, in August 2004 the Company's largest creditor loaned the Company an additional $60,000. Proceeds from this loan have been used to purchase parts required to complete a backlog of orders held by the Company, and the creditor will be repaid from the receipts generated by the orders, plus 10% annual interest.

As a result of funds raised and expected to be raised subsequent to June 30, 2004 the Company believes that it will be able to initiate a sales and marketing plan designed to utilize direct sales efforts, as well as indirect sales efforts through dealer networks and through improvements to its own web site. The Company also plans to utilize funds generated through debt and equity arrangements to expedite the production of the orders it receives in an effort to improve the Company's ability to generate cash flows from operations on a recurring basis.

Item  3.  Controls  and  Procedures

(a)     Evaluation  of  Disclosure  Controls  and  Procedures:

As required by Rule 13a-15 of the Securities Exchange Act of 1934, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the date of this filing. The evaluation was conducted under the supervision of the chief executive officer and the chief financial officer with the support of the principal accounting personnel who determined that the disclosure controls and procedures are effective.

The Company's disclosure controls and procedures are designed to ensure that records are maintained in reasonable detail to reflect accurately and fairly all of the transactions and dispositions of assets of the Company, prevent the unauthorized use or disposition of the Company's assets and that the information required to be disclosed in reports filed pursuant to the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in order to provide them with adequate time to make decisions regarding required disclosures. There were no significant changes in the disclosure controls or procedures since the prior public filing by the Company that would materially affect the Company's controls.

PART  II  -  OTHER  INFORMATION

Item  1   Legal  proceedings

There have been no material developments in the McCarthy lawsuit since last reported in the Company's 10-QSB filed on May 21, 2004.

There have been no material developments in the Brady lawsuit filed during the first quarterly reporting period this year, other than the voluntary dismissal of some of the individually named defendants. The Company, its subsidiary and the remaining named defendants continue to contest the lawsuit vigorously. The case is proceeding in the state court in Denver, Colorado.

Item  2   Changes  in  securities  and  use  of  proceeds

(c) During this reporting period, the Company sold 1,162,000 Special Warrants, each of which is convertible into one share of common stock and one warrant to purchase one share of common stock at $0.30 pursuant to a Rule 506 exemption of Regulation D. The total offering price was $232,400. A total of $43,625 in commissions and legal fees were paid from these proceeds. There were less than 35 individual purchasers of stock and they are all accredited investors. The individuals that purchased the Special Warrants and the amount of stock and warrants underlying their investment are as follows:




Date. .  Purchaser   Investment    # Shares  # Warrants
-------  ----------  -----------  ---------  ----------
5-28-04  C. Vorberg  $    50,000    250,000     250,000
5-28-04  D. Hunter   $    50,000    250,000     250,000
5-28-04  R. Saville  $    60,000    300,000     300,000
5-28-04  F. Hindson  $    12,400     62,000      62,000
6-15-04  C. Vorberg  $    60,000    300,000     300,000
-------  ----------  -----------  ---------  ----------
         Totals      $   232,400  1,162,000   1,162,000
                     ===========  =========  ==========



The Special Warrants will automatically convert at the earlier of i) an effective registration statement filed with the Securities and Exchange
Commission or receipt of a qualified prospectus by a Canadian provincial authority, whichever comes later; or ii) one year from their date of issue.


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

                                                 Nighthawk  Systems,  Inc.
                                                 (Registrant)


Date:  August  23,  2004                         By:  /s/  H.  Douglas Saathoff
                                                 --------------------------
                                                 H.  Douglas  Saathoff
                                                 Chief  Executive  Officer  and
                                                 Chief  Financial  Officer