Form 10QSB/A
period 2003-09-30
NIGHTHAWK SYSTEMS INC
filed 2004-10-12
CIK 1084475

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

Yes  __X__  No  _____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:



              Class              Outstanding  at  October 12,  2004
              -----              --------------------------------
             Common                          30,597,408

                             NIGHTHAWK SYSTEMS, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION


Item  1  Financial  Statements  (unaudited)

       Report  of  Independent  Registered  Public  Accounting  Firm           3

       Condensed  consolidated  balance  sheet  as  of  September  30,  2003   4

       Condensed  consolidated  statements  of  operations  for  the
       three  and  nine  months  ended  September  30,  2003  and  2002        5

       Condensed  consolidated  statement  of  stockholders'
       deficit  for  the  nine  months  ended  September  30,  2003            6

       Condensed consolidated statements of cash flows for the nine
       months ended September  30,  2003  and  2002                            7

       Notes  to  condensed  consolidated  financial  statements               8

Item  2  Management's  Discussion  and  Analysis  or  Plan  of  Operation     13

Item  3  Evaluation  of  Disclosure  Controls  and  Procedures                16

                                    PART  II
                               OTHER  INFORMATION

Item  1  Legal  proceedings                                                   16

Item  2  Changes  in  securities  and  use  of  proceeds                      17

Item  3  Defaults  upon  senior  securities                                   17

Item  4  Submission  of  matters  to  a  vote  of  securities  holders        17

Item  5  Other  information                                                   17

Item  6  Exhibits  and  reports  on  Form  8-K                                18
                         PART I - FINANCIAL INFORMATION



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board  of  Directors
Nighthawk  Systems,  Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nighthawk Systems, Inc. and subsidiary as of September 30, 2003, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, the condensed consolidated statement of stockholders' deficit for the nine-month period ended September 30, 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to these condensed consolidated financial statements, the Company has restated its September 30, 2003 condensed consolidated balance sheet, its condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, its condensed consolidated statements of stockholders' deficit for the nine-month period ended September 30, 2003, and its condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002.




GELFOND  HOCHSTADT  PANGBURN,  P.C.

Denver,  Colorado
September  8,  2004

                                       3


                         NIGHTHAWK  SYSTEMS,  INC.
                   CONDENSED  CONSOLIDATED  BALANCE  SHEET
                           SEPTEMBER  30,  2003
                         (UNAUDITED AND RESTATED)

       ASSETS

Current  assets  :
       Cash                                                 $       4,167
       Accounts  receivable,  net  of  allowance  for
         doubtful  accounts  of  $134                              47,593

       Inventories                                                119,813
       Other                                                       29,987
                                                            -------------
       Total  current  assets                                     201,560


Furniture,  fixtures  and  equipment,  net                         19,047
Intangible  assets,  net                                            8,658
                                                            -------------
                                                            $     229,265
                                                            =============

       LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Current  liabilities:
Accounts  payable                                           $     476,159
Accrued  expenses                                                 222,929
Lines  of  credit                                                  19,842
Notes  payable:
       Related  parties                                           109,311
       Other                                                      354,830
Deferred  revenue                                                  16,771
Customer  deposit                                                  60,000
Other  related  party  payable                                     48,912
                                                            -------------
       Total  liabilities                                       1,308,754
                                                            -------------
Commitments  and  contingencies

Stockholders'  deficit:
Preferred  stock;  $0.001  par  value;  5,000,000
       shares  authorized;  none  issued  and  outstanding              -
Common  stock;  $0.001  par  value;  50,000,000
       shares  authorized;  22,604,235  issued
       and  outstanding                                            22,604
Additional  paid-in  capital                                    2,774,431
Accumulated  deficit                                           (3,876,524)
                                                            -------------

 Total  stockholders'  deficit                                 (1,079,489)
                                                            -------------
                                                            $     229,265
                                                            =============

The  accompanying  notes  are  an  integral  part of these financial statements.


                                   4

                                                    NIGHTHAWK SYSTEMS, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED AND RESTATED)

                                                    THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,

                                                           2003             2002           2003            2002
                                                       ------------    ------------    ------------    ------------
Product sales, net                                     $    209,279    $    132,131    $    904,551    $    292,533

Cost of goods sold                                          145,380          79,279         522,979         171,970
                                                       ------------    ------------    ------------    ------------
    Gross profit                                             63,899          52,852         381,572         120,563
                                                       ------------    ------------    ------------    ------------
Selling, general and administrative expenses                287,876         839,233         911,946       2,530,173
Reversal of 2002 consulting expense                               -               -         (39,000)              -
                                                       ------------    ------------    ------------    ------------
    Loss from continuing operations                        (223,977)       (786,381)       (491,374)     (2,409,610)

Discontinued operations
    Loss from operations
     of discontinued segment                                 (5,778)         (5,967)        (14,472)        (89,467)
    Gain on disposal of
     discontinued segment                                    92,443               -          92,443               -
                                                       ------------    ------------    ------------    ------------
                                                           (137,312)       (792,348)       (413,403)    (2,499,077)
                                                       ------------    ------------    ------------    ------------
Interest expense:
       Related parties                                        4,726           5,046          11,387          23,102
       Other                                                  5,113           3,311          23,600          11,090
                                                       ------------    ------------    ------------    ------------
                                                              9,839           8,357          34,987          34,192
                                                       ------------    ------------    ------------    ------------
Net loss                                               $   (147,151)   $   (800,705)   $   (448,390)   $ (2,533,269)
                                                       ============    ============    ============    ============

Net loss per basic and diluted common share            $      (0.01)   $      (0.04)   $      (0.02)   $      (0.14)
                                                       ============    ============    ============    ============

Weighted average shares outstanding,
  basic and diluted                                      22,994,057      19,614,067      22,970,851      18,087,279
                                                       ============    ============    ============    ============

              The accompanying notes are an integral part of these financial statements.

                                                              5

                                                      NIGHTHAWK SYSTEMS, INC.
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                     (UNAUDITED AND RESTATED)
                                                       Additional
                                 Common Stock            Paid-in     Accumulated      Stockholder
                              Shares        Amount       Capital       Deficit        Receivable          Total
                            ----------     -------     ----------    -----------      ----------       -----------
Balances, December 31,
 2002                       22,808,780     $22,809     $2,815,863     $(3,428,134)     $(118,629)      $  (708,091)

Common stock and warrants
 issued for cash, net
 of issuance costs             675,000         675        127,325                                          128,000

Common stock and warrants
 issued for interest expense    25,000          25         11,475                                           11,500

Cancellation of
 consulting arrangement       (300,000)       (300)       (38,700)                                         (39,000)

Common stock received for sale
 of discontinued segment      (150,000)       (150)       (28,350)                                         (28,500)

Common stock received for
 stockholder receivable       (454,545)       (455)      (113,182)                       118,629             4,992

Net loss                                                                (448,390)                         (448,390)
                            ----------     -------     ----------    -----------      ----------       -----------

Balances, September 30,
 2003                       22,604,235     $22,604     $2,774,431    $(3,876,524)     $        -       $(1,079,489)
                            ==========     =======     ==========    ===========      ==========       ===========

               The accompanying notes are an integral part of these financial statements.

                                                             6



                                          NIGHTHAWK  SYSTEMS,  INC.
                              CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS
                                         (UNAUDITED  AND  RESTATED)

                                              Nine months  ended  September  30,
                                                     2003          2002
                                                 -----------    ------------
Net  cash  used  in  operating  activities
of continuing operations:                         $ (670,572)   $   (443,130)

Cash  flows  from  investing  activities:
   Purchases  of  furniture,  fixtures  and
   equipment                                         (12,655)              -
                                                ------------    ------------
Net cash used in investing activities                (12,655)              -
                                                ------------    ------------
Cash  flows  from  financing  activities:
   Proceeds  from  notes  payable,  related
   parties                                            43,733          59,000
   Payments  on  notes  payable,  related
   Parties                                           (40,495)        (93,400)
   Payments  made  on  factoring  arrangement,
     net                                             (82,502)              -
   Payments  on  notes  payable,  other              (14,383)        (10,000)
   Proceeds  from  notes  payable,  other            250,000          30,000
   Net  payments  on  lines  of  credit,
   related  party                                          -            (415)
   Net  payments  on  lines  of  credit,  other            -         (10,052)
   Advances  to  stockholder                                            (920)
   Payments  by  stockholder                               -             920
   Net  proceeds  from  issuance  of  common
   stock and  warrants                               128,000         448,900
                                                ------------    ------------
Net  cash  provided  by  financing
   activities                                        284,353         424,033
                                                ------------    ------------
Cash  used  by  discontinued  operations             (25,636)         (7,003)
                                                ------------    ------------
Net  decrease  in  cash                             (424,510)        (26,100)
Cash,  beginning                                     428,677          30,311
                                                ------------    ------------
Cash,  ending                                    $     4,167   $       4,211
                                                ============    ============
Supplemental  disclosures  of  cash
flow  information:

Cash  paid  for  interest                        $     6,690   $      12,398
                                                ============    ============
Supplemental  disclosure  of  non-cash
investing  and  financing  activities:

Exchange  of  shares  for  shareholder
receivable
  Carrying  value  of  receivable
  from  shareholder                              $   118,629
  Value  of  stock  returned  to  and
  retired  by  Company                              (113,637)
                                                ------------
  Compensation  expense  on  settlement
  of  receivable  from  shareholder              $     4,992
                                                ============

Disposition  of  discontinued  segment
  Carrying  value  of  assets                    $    26,176
  Liabilities                                        (90,119)
  Value  of  stock  returned  to  and
  retired  by  Company                               (28,500)
                                                ------------
    Gain  on  disposition  of
    discontinued  segment                        $   (92,443)
                                                ============

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

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") which was amended on August 26, 2004 and on
September 24, 2004. Under the terms of the amended arrangement, the Company received $100,000 under a convertible debenture on August 11, 2004, $25,000 on August 26, 2004, and $125,000 under the debenture on September 27, 2004. Interest accrues on the debenture at an annual rate of 8%. The debenture can be converted into common shares anytime prior to its maturity on August 10, 2007 at the lesser of (i) 75% of the lowest closing bid price on the date of conversion, or (ii) twelve and a half cents ($0.125)per common share. Any portion of the debenture that remains outstanding at August 10, 2007 will automatically convert into common shares. The number of shares converted at any time is limited so as not to exceed 4.99% of the outstanding shares of Nighthawk common stock outstanding. In addition, Dutchess was issued a warrant to purchase up to 250,000 shares of common stock at a price of twelve and a half cents ($0.125) for a period of up to five years. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. The Company also signed a consulting agreement with a company in which an employee of Dutchess is a member of management. Under the agreement, the company was issued 500,000 shares of Company common stock.

2.  Related  party  transactions:

During the nine months ended September 30, 2003, the Company repaid $3,495 on notes payable to an officer of the Company. The Company also paid $25,504 on a note payable to an officer/director of the Company, which is included in cash used by discontinued operations in the accompanying financial statements. During the nine-month period ending September 30, 2003, two officers of the Company loaned the Company $43,733, of which $37,000 was repaid.

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

During the nine months ended September 30, 2003, the Company's two largest customers accounted for approximately 55% and 33% of sales respectively. During the three months ended September 30, 2003, the Company's two largest customers accounted for approximately 39% and 32% of sales. During the nine months ended
September 30, 2002, the Company's two largest customers accounted for approximately 19% and 16% of sales. During the three months ended September 30, 2002, the Company's two largest customers accounted for approximately 36% and 22% of sales.

5.  Net  loss  per  share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. In 2001 the Company issued 2,075,000 shares under stock-based compensation arrangements, which were to be earned in future periods. Until they were earned, or canceled, during the year ended December 31, 2002, these shares were considered options for purpose of computing basic and diluted earnings per share. For the three and nine month periods ended September 30, 2003 and 2002, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

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

7.  Notes  payable

On May 13, 2003, the same investor that invested $100,000 (see Note 6 above) loaned $200,000 to the Company in exchange for a 90-day note that is convertible into common shares of the Company at the lender's option beginning on the 91st day at a price of no more than $0.20 per share. During September 2003, the same investor loaned the Company an additional $50,000 under an unsecured, short term arrangement. During October 2003, the same investor loaned an additional $100,000 under a second unsecured, short term arrangement. Both of these notes were scheduled to mature on October 31, 2003. Subsequent to the maturity dates of the notes, the lender has continued to renew the notes for 90-day periods. In April 2004, the Company reached an agreement with the investor under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of his three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company. The Company also agreed to pay the creditor cash interest at an annual rate of 8% retroactive to the signing of the notes, and future interest monthly at an annual rate of 8% on the new total of $375,000 in notes, with $750 of the monthly interest due being paid in cash and the remainder being paid in stock at a rate of $0.20 per share. For the period of March through June of 2004, the Company issued 33,750 shares to the creditor for $6,750 of interest owed under this arrangement. In August 2004, the creditor extended the maturity dates of the notes to October 31, 2004, and converted $50,000 of his convertible note to common stock of the Company at the prescribed rate of $0.20 per share.

In July 2004, the creditor also loaned the Company an additional $60,000 under a 90-day arrangement for the purpose of purchasing parts needed to complete orders that had been placed by the Company's customers as of that date. Under this arrangement, the creditor will receive varying percentages of the cash collected from those customers until his note balance, plus interest at the annual rate of 10% is collected in full.

Effective June 30, 2004, a creditor of the Company converted $71,640 in principal and $8,876 in accrued interest into 375,000 shares of the Company's common stock and a warrant to purchase 375,000 shares of common stock at $0.25 per share. Based on a calculation using Black-Scholes, the warrant's fair value at that date was $27,750.

In August 2004, the Company issued 739,423 common shares and warrants to purchase 739,423 common shares at $0.20 per share to two individuals and a company in exchange for approximately $110,000 in notes payable and accrued interest owed them by the Company.


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

In an 8-K/A filed on July 17, 2003, the Company disclosed that two key employees, Arlen Felsen and Steve Jacobson, who were both also former board members, had resigned from the employment and/or the Board of the Company and that the Company had commenced an internal investigation of five specific items prior to their resignations. As a result of the internal investigation, the Company reached an agreement with each of the employees. Specifically, as part of the agreement with Arlen Felsen, effective July 31, 2003 the Company sold back to him the remaining assets and liabilities of the Company's paging business segment which were originally purchased with or originated as a result of the purchase of Vacation Communications, Inc., d/b/a Gotta Go Wireless. In return, the Company received 150,000 shares of Nighthawk common stock, and Mr. Felsen facilitated the return of approximately $34,000 in cash to the Company that had been held in an account under his control. The Company recognized a gain on this transaction of $92,443, and has presented the financial results of this paging business segment as discontinued operations in the accompanying financial statements.

With respect to Steve Jacobson, the Company reached a Separation Agreement on September 8, 2003 in which, among other things, Mr. Jacobson agreed to return to the Company 454,545 shares of common stock as payment of the $118,629 receivable due from him. The Company recognized compensation expense of approximately $5,000 as a result of this transaction.

In letters dated September 24, 2003, a former director of the Company, Lawrence Brady, and a former Chief Financial Officer (CFO), Mark Brady, made demands of the Company for payment of stock and compensation. On April 16, 2004, the Company, along with the current officers and board members and several former directors, accepted service of a suit brought by the Bradys for, among other things, breach of contract for unlawful termination and failure to provide stock. The alleged breaches and other claims all stem from their service with the Company for part of 2001 and part of 2002. The aggregate amount of damages claimed is not specified. The case is proceeding in the state court in Denver, Colorado. Several of the individually-named defendants have been voluntarily dismissed by the plaintiffs. The Company plans to vigorously defend itself and its current directors and officers. No assurance can be given, however, as to the ultimate outcome of the case.

On November 13, 2003, the Company was notified of a complaint filed in Denver County, Colorado by one of its directors, Herb Jacobson, for repayment of a loan. The suit alleged, among other things, that Mr. Jacobson was owed approximately $49,500 as the principal amount of a loan, plus interest and other fees. The Company disputed the allegations and plans to defend this case vigorously. On November 13, 2003 the Board of Directors of the Company removed Mr. Jacobson as a director of the Company on the basis of his disqualification for an apparent conflict of interest. The Company then filed a counter-suit against Mr. Jacobson. On December 19, 2003 the Company entered into a settlement and release agreement with Mr. Jacobson, and his wife. Under terms of the agreement, Mr. & Mrs. Jacobson and the Company agreed to dismiss any and all claims against each other in return for, among other things, payment of a total of $25,000 over a four month period from the Company to Mr. Jacobson. In addition, Mr. and Mrs. Jacobson, along with their son Steven Jacobson, agreed to refrain from selling, transferring, conveying or otherwise disposing of their remaining share ownership for a period of eighteen months subsequent to selling an aggregate of 850,000 shares. As a result of the agreement, the Company recorded a gain of $23,912 due to a reduction in the amount previously recorded by the Company as owed to Mr. Jacobson.

9.  Restatement

During 2003, management of the Company became aware that 1,475,000 shares of the Company's common stock had been issued, but not accounted for by prior management, in return for $300,000 of consulting and other services related to the reverse acquisition of the Company by PCT in 2002. Because the services were performed during 2002, the Company has restated its September 30, 2003 condensed consolidated balance sheet, its condensed consolidated statements of operations for the three-month periods ended September 30, 2003 and 2002, its condensed consolidated statements of operations for the nine-month periods ended September 30, 2003 and 2002, and its condensed consolidated statement of stockholders' deficit for the nine-month period ended September 30, 2003 which were previously reported in the Company's filing on Form 10-QSB on November 19, 2003 for the period ending September 30, 2003 in order to reflect this transaction in the proper periods. Following is a summary comparison of amounts previously reported with restated results:


                                              Three Months Ended             Nine Months Ended
                                              September 30, 2002             September 30, 2002
                                                          As Previously             As Previously
                                             Restated        Reported    Restated     Reported

Statements of Operations
------------------------
Revenues                                  $   132,131   $   132,131   $    292,533   $    292,533

Cost of goods sold                        $    79,279   $    79,279   $    171,970   $    171,970

Selling, general and
  administrative expenses                 $   839,233   $   839,233   $  2,530,173   $  2,230,173

Net loss                                    ($800,705)    ($800,705)   ($2,533,269)  $ (2,233,269)

Net loss per basic and
  diluted common share                         ($0.04)       ($0.04)        ($0.14)        ($0.13)

Weighted average common shares
outstanding - basic and diluted            19,614,067    18,139,067     18,087,279     17,098,993

                                               Three Months Ended            Nine Months Ended
                                               September 30, 2003           September 30, 2003
                                                 As Previously                As Previously
                                               Restated       Reported      Restated       Reported
Statements of Operations
------------------------
Net loss per basic and
  diluted common share                         ($0.01)       ($0.01)        ($0.02)       ($0.02)

Weighted average common shares
outstanding - basic and diluted             22,994,057    21,519,057     22,970,851    21,495,851

Statement of Stockholders' Deficit/Balance Sheet
------------------------------------------------
Balances as of December 31, 2002:
  Common stock - shares                                                  22,808,780    21,333,780
  Common stock - amount                                                 $    22,809   $    21,334
  Additional paid-in capital                                            $ 2,815,863   $ 2,517,338
  Accumulated deficit                                                  ($ 3,428,134) ($ 3,128,134)

Balances as of December 31, 2003:
  Common stock - shares                                                 22,604,235     21,129,235
  Common stock - amount                                                 $    22,604   $    21,129
  Additional paid-in capital                                            $ 2,774,431   $ 2,475,906
  Accumulated deficit                                                  ($ 3,876,524) ($ 3,575,524)




In addition, the Company has restated its condensed consolidated balance sheet as of September 30, 2003 and its condensed consolidated statement of cash flows for the nine-month period ended September 30, 2003 and 2002, which it originally reported in its filing on Form 10-QSB on November 19, 2003, to properly reflect accounts receivable and accounts payable balances, the cash flows of its continuing and discontinued operations and proceeds from the issuance of common stock and warrants. The net effect of the restatement was a decrease in net cash used in operating activities of continuing operations from $674,921 to $670,572, an increase in net cash provided by financing activities from $270,349 to $284,353, and an increase in cash used by discontinued operations from $7,283 to $25,636. The net effect of these restatements on the net decrease in cash for the nine months ended September 30, 2003 and 2002 was $0.

10.  Subsequent event

Subsequent to September 30, 2003, the Company received $127,850, net of offering costs of $900, for the issuance of 858,333 shares of common stock and warrants to purchase 858,333 additional shares for $0.25 per share. A total of 540,000 shares of common stock were issued to consultants in return for services rendered, and 300,000 shares were issued to consultants for services to be performed. The Company received $109,500 in cash proceeds upon the exercise of 630,000 options subsequent to September 30, 2003.

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

In 2001, PCT issued 391,200 shares of its common stock in return for $391,200 in cash proceeds. Based on a review of Company records during 2003, Company management determined that associated warrants to purchase 391,200 shares of common stock at $1.50 per share were never delivered to the purchasers subsequent to their investment. Company management also determined this to be the case with 255,000 shares issued by the Company between January and June 2002 in return for $255,000 in cash proceeds, for which warrants to purchase 255,000 shares at $1.50 per share should have been delivered. According to Company records, all such warrants should have been exercisable for a period of two years from their date of issuance; therefore, the warrants to purchase 391,200 shares of common stock owed to investors from 2001 expired without being delivered to the investors. In order to fulfill the terms of their investment, in January 2004 the Company offered new warrants to each of the investors whose funds were received in 2001 and during the first six months of 2002 in order to permanently replace those that were never issued. Terms of the new warrants allowed the investors to purchase one share of Series A Preferred Stock for $2.50 per share for every $10 originally invested in the Company. The Preferred Stock will pay a 7% annual dividend, on a quarterly basis, in the form of Company common stock. The Preferred Stock is convertible into common shares of the Company on a 1 for 10 basis at any date through June 30, 2005. On that date, all outstanding Preferred Stock will convert to common stock on a 1 for 10 basis. The new warrants to purchase Preferred Stock were to be exercised on or before April 30, 2004. A total of 5,000 shares of Series A Preferred Stock were purchased during the six month period ended June 30, 2004, and preferred stock dividends of $197 were accrued in the form of 703 shares of common stock of the Company.

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") which was amended on August 26, 2004 and on
September 24, 2004. Under the terms of the amended arrangement, the Company received $100,000 under a convertible debenture on August 11, 2004, $25,000 on August 26, 2004, and $125,000 under the debenture on September 27, 2004. Interest accrues on the debenture at an annual rate of 8%. The debenture can be converted into common shares anytime prior to its maturity on August 10, 2007 at the lesser of (i) 75% of the lowest closing bid price on the date of conversion, or (ii) twelve and a half cents ($0.125). Any portion of the debenture that remains outstanding at August 10, 2007 will automatically convert into common shares. The number of shares converted at any time is limited so as not to exceed 4.99% of the outstanding shares of Nighthawk common stock outstanding. In addition, Dutchess was issued a warrant to purchase up to 250,000 shares of common stock at a price of twelve and a half cents ($0.125) for a period of up to five years. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. The Company also signed a consulting agreement with a company in which an employee of Dutchess is a member of management. Under the agreement, the company was issued 500,000 shares of Company common stock. The Company also issued 2.1 million shares of common stock to the placement agent involved in the transaction with Dutchess.

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

The Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net sales for the three-month period ended September 30, 2003 were $209,279, an increase of $77,148 or 58% from the $132,131 for the corresponding period of the prior year. Approximately $142,000 of the product sales during the quarter ending Sept 30, 2003 came from two customers who have placed orders totaling approximately $816,000. These orders were for the Company's NH2 rebooting device for a kiosk manufacturer, and load control units for an electric utility customer, and no revenues were recognized from these two orders during the three months ending September 30, 2002. The Company completed all but approximately $70,000 of these orders in fiscal 2003. Although the Company continues to receive additional orders from one of these customers, overall revenues have subsequently decreased after September 30, 2003 because the Company has not received large enough orders to replace these completed contracts.

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

Selling, general and administrative expenses for the three months ended September 30, 2003 decreased by $551,357 or 66% to $287,876 from $839,233 for the three-month period ended September 30, 2002. During the quarter ended September 30, 2002, the Company recognized $518,750 of expense from the amortization of deferred compensation, a non-cash item. No such expense was recognized during the current year's quarter. Excluding the effect of the amortization of deferred compensation, selling, general and administrative expenses would have decreased approximately 10% between the two periods. This decrease was primarily due to the recording of one-time charges related to salary accruals during the quarter ending September 30, 2002.

Effective July 31, 2003 the Company sold the remaining assets and liabilities of the Company's paging business segment which were originally purchased with or originated as a result of the purchase of Vacation Communications, Inc., d/b/a Gotta Go Wireless to their original owners. In return, the Company received
150,000 shares of Nighthawk common stock, and one of the former owners facilitated the return of approximately $34,000 in cash to the Company that had been held in an account under his control. The Company recognized a gain on this transaction of $92,443, and has presented the financial results of this paging business segment as discontinued operations in the accompanying financial statements.

Interest expense increased by $1,482, or 18% to $9,839 for the three months ended September 30, 2003 from $8,357 for the corresponding period of the prior year due to an increase in short term borrowings by the Company since the third quarter of 2002.

The net loss for the three-month period ended September 30, 2003 was $147,151 compared to $800,705 for the three month period ended September 30, 2002. The improvement in results can be attributed to the increase in revenues, the decrease in expenses associated with deferred compensation arrangements and improved gross profit results. The combined effect of the items mentioned above was a reduction in net loss per share from $0.04 in 2002 to $0.01 in 2003, based on weighted average shares outstanding of 19.6 million and 23.0 million during the three months ended September 30, 2002 and 2003, respectively.

The Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Net sales for the nine-month period ended September 30, 2003 were $904,551, an increase of $612,018 or 209% from the $292,533 for the corresponding period of the prior year. Approximately $786,000 of the product sales during the nine month period ending September 30, 2003 came from two customers who have placed orders totaling approximately $816,000. These orders were for the Company's NH2 rebooting device for a kiosk manufacturer, and load control units for an electric utility customer. The Company completed all but approximately $70,000 of these orders in fiscal 2003. Although the Company continues to

                                      13
receive additional orders from one of these customers, overall revenues have subsequently decreased after September 30, 2003 because the Company has not received large enough orders to replace these completed contracts.

Cost of goods sold increased by $351,009 or 204% to $522,979 for the nine months ended September 30, 2003 from $171,970 for the corresponding period of the prior year, but decreased slightly as a percentage of revenues between the periods from 59% in 2002 to 58% in 2003, due primarily to increased efficiencies associated with higher sales volumes which offset increased sales of its lower margin load control units. The Company's gross margin increased slightly from 41% to 42% from last year's period to this year's period, due to the benefits of the increased production from the two major contracts discussed above.

Selling, general and administrative expenses for the nine months ended September 30, 2003 decreased by approximately $1.6 million or 64% to $911,946 from $2,530,173 for the nine month period ended September 30, 2002. During the nine month period ended September 30, 2002, the Company recognized approximately $1,556,000 of expense from the amortization of deferred compensation, a non-cash item. No such expense was recognized during the current year's nine month period. Excluding the effect of the amortization of deferred compensation, selling, general and administrative expenses would have decreased approximately 6% between the two periods. This decrease was largely the result of the issuance of 1,475,000 shares of the Company's common stock during the nine-month period ended September 30, 2002 in return for $300,000 of consulting and other services related to the reverse acquisition of the Company by PCT in 2002.

During the second quarter of 2003, the Company canceled 300,000 shares of common stock previously issued to a consultant during 2002. A $39,000 reduction in consulting expense was recorded during the second quarter of 2002 related to this cancellation, as the Board of Directors determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

Effective July 31, 2003 the Company sold the remaining assets and liabilities of the Company's paging business segment which were originally purchased with or originated as a result of the purchase of Vacation Communications, Inc., d/b/a Gotta Go Wireless to their original owners. In return, the Company received
150,000 shares of Nighthawk common stock, and one of the former owners facilitated the return of approximately $34,000 in cash to the Company that had been held in an account under his control. The Company recognized a gain on this transaction of $92,443, and has presented the financial results of this paging business segment as discontinued operations in the accompanying financial statements.

The net loss for the nine month period ended September 30, 2003 was $448,390 compared to $2,533,269 for the nine month period ended September 30, 2002. The improvement in results can be attributed in large part to the decrease in expenses associated with deferred compensation arrangements. However, larger volumes of production would have led to an improvement of 54% excluding the amortization of deferred compensation. The combined effect of the items mentioned above was an improvement in net loss per share from $0.14 in 2002 to $0.02 in 2003, based on weighted average shares outstanding of 18.1 million and
23.0 million during the nine-month periods ended September 30, 2002 and 2003, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements for the nine months ended September 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2003, the Company reported a net loss of $448,390 and has a stockholders' deficit as of September 30, 2003 of approximately $1.1 million. In addition, the Company had a working capital deficiency of approximately $1.1 million at September 30, 2003. The Report of Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2002 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

In an effort to improve its operating procedures and its financial results and condition, the Company sold certain assets and liabilities of its paging operating segment effective July 31, 2003. This segment generated negative cash flows during 2002 and the first seven months of 2003. As a result of this transaction, the Company reduced its outstanding obligations by approximately $95,000, and recognized a gain of approximately $92,000. The Company will still be able to provide paging services to its equipment customers, but will do so for the foreseeable future by contracting with third party paging airtime providers.

During the nine month period ended September 30, 2003, the Company used cash of $670,572 in its normal operating activities. Approximately $476,000 of this amount was collected during December 2002 and January 2003 in the form of prepayments or deposits on contracts that have produced the majority of the Company's revenues during the first nine months of 2003.

Although the Company generated $128,0000 from private equity placements of the Company's common stock to individuals during the nine months ended September 30, 2003, the majority of the Company's non-operating cash inflows have come from a single investor, who loaned the Company $250,000 under two short term notes during the period and also loaned the Company an additional $100,000 under a short term note during October 2003. Subsequent to the original maturity dates of the notes, the lender has continued to renew the three notes for 90-day periods. In April 2004, the Company reached an agreement with the investor under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of his three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company. The Company also agreed to pay the creditor cash interest at an annual rate of 8% retroactive to the signing of the notes, and future interest monthly at an annual rate of 8% on the new total of $375,000 in notes, with $750 of the monthly interest due being paid in cash and the remainder being paid in stock at a rate of $0.20 per share. In August 2004, the creditor extended the maturity dates of the notes to October 31, 2004, and converted $50,000 of his convertible note to common stock of the Company at the prescribed rate of $0.20 per share.

In July 2004, the same lender loaned the Company an additional $60,000 under a 90-day arrangement for the purpose of purchasing parts needed to complete orders that had been placed by the Company's customers as of that date. Under this arrangement, the creditor will receive varying percentages of the cash collected from those customers until his note balance, plus interest at the annual rate of 10%, is collected in full.

Effective June 30, 2004, a creditor of the Company converted $71,640 in principal and $8,876 in accrued interest into 375,000 shares of the Company's common stock and a warrant to purchase 375,000 shares of common stock at $0.25 per share. Based on a calculation using Black-Scholes, the warrant's fair value at that date was $27,750. This amount is reflected in interest expense and additional paid-in capital for the periods ending June 30, 2004.

In August 2004, the Company issued 739,423 common shares and warrants to purchase 739,423 common shares at $0.20 per share to two individuals and a company in exchange for approximately $110,000 in notes payable and accrued interest owed them by the Company.

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

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") which was amended on August 26, 2004 and on
September 24, 2004. Under the terms of the amended arrangement, the Company received $100,000 under a convertible debenture on August 11, 2004, $25,000 on August 26, 2004, and $125,000 under the debenture on September 27, 2004. Interest accrues on the debenture at an annual rate of 8%. The debenture can be converted into common shares anytime prior to its maturity on August 10, 2007 at the lesser of (i) 75% of the lowest closing bid price on the date of conversion, or (ii) twelve and a half cents ($0.125). Any portion of the debenture that remains outstanding at August 10, 2007 will automatically convert into common shares. The number of shares converted at any time is limited so as not to exceed 4.99% of the outstanding shares of Nighthawk common stock outstanding. In addition, Dutchess was issued a warrant to purchase up to 250,000 shares of common stock at a price of twelve and a half cents ($0.125) for a period of up to five years. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. The Company also signed a consulting agreement with a company in which an employee of Dutchess is a member of management. Under the agreement, the company was issued 500,000 shares of Company common stock. Although the amount and timing of specific cash infusions available under the entire financing arrangement cannot be predicted with certainty, the arrangement represents a contractual commitment by Dutchess to provide funds to the Company. Although no assurance may be given that it will be able to do so, the Company expects to be able to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts.

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

In letters dated September 24, 2003, a former director of the Company, Lawrence Brady, and a former Chief Financial Officer (CFO), Mark Brady, made demands of the Company for payment of stock and compensation. On April 16, 2004, the Company, along with the current officers and board members and several former directors, accepted service of a suit brought by the Bradys for, among other things, breach of contract for unlawful termination and failure to provide stock. The alleged breaches and other claims all stem from their service with the Company for part of 2001 and part of 2002. The aggregate amount of damages claimed is not specified. The case is proceeding in the state court in Denver, Colorado. Several of the individually-named defendants have been voluntarily dismissed by the plaintiffs. The Company plans to vigorously defend itself and its current directors and officers. No assurance can be given, however, as to the ultimate outcome of the case.

On November 13, 2003, the Company was notified of a complaint filed in Denver County, Colorado by one of its directors, Herb Jacobson, for repayment of a loan. The suit alleged, among other things, that Mr. Jacobson was owed approximately $49,500 as the principal amount of a loan, plus interest and other fees. The Company disputed the allegations and plans to defend this case vigorously. On November 13, 2003 the Board of Directors of the Company removed Mr. Jacobson as a director of the Company on the basis of his disqualification for an apparent conflict of interest. The Company then filed a counter-suit against Mr. Jacobson. On December 19, 2003 the Company entered into a settlement and release agreement with Mr. Jacobson, and his wife. Under terms of the agreement, Mr. & Mrs. Jacobson and the Company agreed to dismiss any and all claims against each other in return for, among other things, payment of a total of $25,000 over a four month period from the Company to Mr. Jacobson. In addition, Mr. and Mrs. Jacobson, along with their son Steven Jacobson, agreed to refrain from selling, transferring, conveying or otherwise disposing of their remaining share ownership for a period of eighteen months subsequent to selling an aggregate of 850,000 shares. As a result of the agreement, in the fourth quarter of 2003, the Company recorded a gain of $23,912 due to a reduction in the amount previously recorded by the Company as owed to Mr. Jacobson.

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

The Registrant also sold 175,000 shares of common stock and issued warrants to purchase 175,000 shares of common stock to two individuals, Carol Vorberg and John Gray for $30,000 and $5,000, respectively, during the second quarter of 2003. The Registrant received $30,000 net of offering costs. The securities were sold at a price of $0.20 per share and the warrants are exercisable at a price of $0.40, and are exercisable for two years.

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

                             NIGHTHAWK SYSTEMS, INC.
                                  (Registrant)



Date:  October 12,  2004                  By: /s/ H. Douglas Saathoff
                                                 H.  Douglas  Saathoff
                                                 Chief  Executive  Officer  and
                                                 Chief  Financial  Officer