Form 10QSB/A
period 2004-03-31
NIGHTHAWK SYSTEMS INC
filed 2004-10-12
CIK 1084475

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

                         Commission File Number 0-30786

                             NIGHTHAWK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         NEVADA                                               87-0627349
   (State or other jurisdiction of                 (IRS Employer Identification
 Incorporation or Organization)                                  No.)

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

                                    X Yes   No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                  Class            Outstanding at October 12,
                                             2004
                  ------          ------------------------------
                  Common                   30,597,408





                               NIGHTHAWK SYSTEMS, INC.
                                  TABLE OF CONTENTS
                                     FORM 10-QSB

                                        PART I
                                FINANCIAL INFORMATION

Item  1.    Financial  Statements  (unaudited)

            Report of Independent Registered Public Accounting Firm          3

            Condensed consolidated balance sheet as of March 31, 2004.       4

            Condensed  consolidated statements of operations for the
            three months ended March 31, 2004 and 2003                       5

            Condensed  consolidated  statement  of  stockholders'
            deficit for the three months ended March 31, 2004                6

            Condensed  consolidated statements of cash flows for the
            three months ended March 31, 2004 and 2003                       7

            Notes to condensed consolidated financial statements             8

Item 2      Management's Discussion and Analysis or Plan of Operation       12

Item 3      Evaluation of Disclosure Controls and Procedures                14

                                       PART II
                                  OTHER INFORMATION

Item 1      Legal proceedings                                               14

Item 2      Changes in securities and use of proceeds                       15

Item 3      Defaults upon senior securities                                 15

Item 4      Submission of matters to a vote of securities holders           15

Item 5      Other information                                               15

Item 6      Exhibits and reports on Form 8-K                                15




                                        2




PART  I  -  FINANCIAL  INFORMATION

          REPORT  OF  INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

Board  of  Directors
Nighthawk  Systems,  Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nighthawk Systems, Inc. and subsidiary as of March 31, 2004, the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003, and the condensed consolidated statement of stockholders' deficit for the three-month period ended March 31, 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 9 to these condensed consolidated financial statements, the Company has restated its March 31, 2004 condensed consolidated balance sheet, and its condensed consolidated statements of operations, stockholders' equity and cash flows for the three-month period then ended.


GELFOND  HOCHSTADT  PANGBURN,  P.C.

Denver,  Colorado
September  8,  2004





                            Nighthawk Systems, Inc.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2004
                           (unaudited and restated)


                                    ASSETS

Current assets :
     Cash                                                                    $     3,040
     Accounts receivable, net of allowance for doubtful
       accounts of $134                                                           12,962
     Inventories                                                                  50,146
     Other                                                                        31,146
                                                                            -------------
               Total current assets                                               97,294

Furniture, fixtures and equipment, net                                            18,847
Intangible assets, net                                                             8,657
                                                                            -------------
                                                                             $   124,798
                                                                            =============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities :
    Accounts payable                                                         $   340,943
    Accrued expenses                                                             224,534
    Lines of credit                                                               19,842
    Notes payable
        Related parties                                                          109,665
        Other                                                                    449,467
    Deferred revenue                                                              64,367
    Customer deposit                                                              60,000
    Other                                                                          6,250
                                                                           --------------
               Total liabilities (all current)                                 1,275,068

Commitments and contingencies

Stockholders' deficit
    Preferred stock; $0.001 par value; 5,000,000
      shares authorized; 3,000 shares issued and
      outstanding, liquidation preference $7,500                                       3
    Common stock; $0.001 par value; 50,000,000
      shares authorized; 25,659,235 issued and
      outstanding                                                                 25,659
    Additional paid-in capital                                                 3,071,858
    Accumulated deficit                                                       (4,247,790)
                                                                            -------------
               Total stockholders' deficit                                    (1,150,270)
                                                                            -------------
                                                                             $   124,798
                                                                            =============

The accompanying notes are an integral part of these financial statements.







                             Nighthawk Systems, Inc.
                 Condensed Consolidated Statements of Operations
                          Three Months ended March 31,
                                   (unaudited)

                                          2004
                                       Restated                     2003
                                --------------------        ---------------------
 Product sales, net               $         102,838          $          167,176

 Cost of goods sold                          72,566                      94,530
                                --------------------        ---------------------
     Gross profit                            30,272                      72,646

 Selling,  general  and
   administrative expenses                  276,080                     314,648
                                --------------------       ----------------------
   Loss from operations                   (245,808)                   (242,002)
                                --------------------       ----------------------
 Interest  expense
   Related parties                            3,373                       2,943
   Other                                     18,018                       7,462
                                --------------------       ----------------------
   Loss from continuing operations        (267,199)                   (252,407)

 Discontinued  operations
   Income  from  operations  of
   discontinued segment                           -                      12,795
                                --------------------       ----------------------

 Net loss                         $        (267,199)         $        (239,612)
                                ====================       ======================
 Loss  from  continuing
  operations per basic
  and diluted common share        $           (0.01)         $           (0.01)
                                ====================       ======================
 Income  from  discontinued
  operations  per  basic
  and  diluted common share                      -                            *
                                ====================       ======================
 Net loss per basic and
  diluted  common share            $          (0.01)         $           (0.01)
                                ====================       ======================
 Weighted average
  shares outstanding                     24,958,301                  21,333,780
                                ====================       ======================
 *  Less  than  $0.01  per  share

    The accompanying notes are an integral part of these financial statements




                                                Nighthawk Systems, Inc.
                               Condensed Consolidated Statement of Stockholders' Deficit
                                           Three Months Ended March 31, 2004
                                               (unaudited and restated)





                                   Preferred   Stock      Common       Stock     Additional
                                   ---------------------  ---------------------  Paid-in     Accumulated
                                   Shares      Amount     Shares       Amount    Capital     Deficit             Total
                                   ----------  ---------  ----------  --------  ----------  -------------  ------------

Balances, December 31, 2003               -       -        24,320,902  $24,321  $2,855,289  $ (3,980,591)   $(1,100,981)

Common stock and warrants
issued and options exercised
for cash                                                    1,188,333    1,188     176,162                       177,350

Common stock issued for services.                             150,000      150      22,350                        22,500

Preferred stock issued for cash .     3,000    $      3                              7,497                         7,500

Issuance of stock
options to
consultant                                                                           10,560                        10,560

Net loss                                                                                         (267,199)       (267,199)
                                   --------    --------     ----------  ---------  ---------   ------------   -----------

Balances, March
   31, 2004                           3,000    $      3     25,659,235  $ 25,659  $3,071,858   $(4,247,790)   $(1,150,270)
                                   ========    ========     ==========  ========= ==========   =============  ============



                       The accompanying notes are an integral part of these financial statements.





                                      Nighthawk Systems, Inc.
                          Condensed Consolidated Statements of Cash Flows
                                            (unaudited)


                                                                                Three  months
                                                                              ended  March  31,
                                                                               2004        2003
                                                                             Restated
                                                                            ----------  ----------

Cash flows from operating activities:
      Net loss                                                              $(267,199)  $(239,612)
                                                                           -----------  ----------
Adjustments to reconcile net loss to
   net cash used in operating activities

   Income from operations of discontinued segment                                   -     (12,795)
   Depreciation and amortization                                                1,928       1,268
   Common stock issued for services                                            22,500           -
   Issuance of stock options to consultants                                    10,560           -
Change in assets and liabilities, net of business acquisition:
   Decrease in accounts receivable                                             28,955      73,748
   Decrease (increase) in inventories                                          25,183    (173,367)
   Increase (decrease) in accounts payable                                    (51,595)     99,109
   Increase in accrued expenses                                                23,946      22,709
   Increase (decrease) in deferred revenue                                     64,367     (94,554)
   Increase in customer deposits                                                    -      60,000
   Net decrease (increase) in other assets and liabilities                        665     (45,445)
                                                                           -----------  ----------
Total adjustments                                                             126,509     (69,327)
                                                                           -----------  ----------
Net cash used in operating activities                                        (140,690)   (308,939)
                                                                           -----------  ----------
Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                                   -      (1,306)
                                                                           -----------  ----------
Net cash used in investing activities                                               -      (1,306)
                                                                           -----------  ----------
Cash flows from financing activities:
   Repayment of cash overdraft                                                 (3,902)
   Payments on notes payable, related parties                                  (9,169)     (2,027)
   Payments made on factoring arrangement, net                                      -     (82,502)
   Payments on notes payable, other                                            (9,299)     (8,287)
   Payments on other related party payable                                    (18,750)          -
   Net proceeds from issuance of preferred stock                                7,500           -
   Net proceeds from issuance of common stock                                 177,350           -
                                                                           -----------  ----------
Net cash provided by (used in) financing activities                           143,730     (92,816)
                                                                           -----------  ----------
Cash used in discontinued operations                                                -      (6,467)


Net increase (decrease) in cash                                                 3,040    (409,528)
Cash, beginning                                                                     -     428,677
                                                                           -----------  ----------
Cash, ending                                                                $   3,040   $  19,149
                                                                           ===========  ==========

Supplemental disclosures of cash flow information:

Cash paid for interest                                                      $   1,019   $   4,764
                                                                           ===========  ==========
Supplemental disclosures of non-cash
   investing and financing activities:

Common stock and warrants subscribed                                                    $  98,000
                                                                                        ==========

The accompanying notes are an integral part of these financial statements.



                             NIGHTHAWK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

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

  Going  concern,  results  of operations and management's plans:

The Company as incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit and working capital deficiency of $1,150,270 and $1,177,774 respectively, as of March 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

During the three months ended March 31, 2004, the Company's largest Customer accounted for 53% of sales. During the three months ended March 31, 2003, the Company's two largest customers accounted for approximately 53% and 16% of sales, respectively.

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

    Stock-based  compensation

The Company has elected to continue to account for stock option grants in accordance with APB 25 and related interpretations. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. No employee options were issued or vested during the three month period ended March 31, 2003. The Company issued employee options in September, October and November 2003 that vest over three year periods. The Company has not recognized compensation expense during the three month period ended March 31, 2004 because the exercise price of the options equaled or exceeded the market price of the Company's common stock on the dates the options were granted. The weighted average fair value at date of grant for options granted during the first three months of 2003 was from $0.009 to $0.027. If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:

                                             Three  Months  Ended  March  31,
                                          -----------------------------------
                                                  2004             2003
                                          -----------------   ---------------
Net  loss  as  reported                 $        (267,199)  $      (239,612)

Total  stock-based  employee
compensation  expense  determined
 under  fair  value  based  method
 for  all  employee  awards,  net
 of  related  tax  effects                        (3,454)                -
                                          -----------------     -------------
Pro  forma  net  loss                   $       (270,653)   $      (239,612)
                                          -----------------     -------------
Pro  forma  net  loss  per
share  applicable:
As  reported:
Basic  and  diluted                     $          (0.01)   $          (0.01)
Pro  forma:
Basic  and  diluted                     $          (0.01)   $          (0.01)

The pro forma effect on net loss may not be representative of the pro forma effect on net income or loss of future years due to, among other things: (i) the vesting period of the stock options and the (ii) fair value of additional stock options in future years.

During the first three months of 2004, the Company issued 330,000 options to purchase common stock of the Company to non-employees which vested immediately the weighted average fair value at date of grant for the options granted during 2003 was $0.032. In accordance with SFAS 123, the Company recognized $10,560 in expense related to these options during the period ended March 31, 2004.

For the purpose of the above, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:



                                          2004            2003
                                       ----------     -----------
Dividend  yield                           0.0%            0.0%
Expected  volatility                     1.122        1.229-1.316
Risk-free  interest rate                 4.50%           4.50%
Expected  life  in  years.                  3            1 - 3



3.             Related  party  transactions

During the three months ended March 31, 2004, the Company repaid $9,169 on notes payable to two officers of the Company, as well as $18,750 to a shareholder and former director under an arrangement entered into in December 2003.

4.             Stock  transactions

During the three months ended March 31, 2004, the Company received $127,850, net of offering costs of $900, for the issuance of 858,333 shares of commons stock and warrants to purchase 858,333 additional shares for $0.25 per share. The Company also issued 330,000 options to a consultant to purchase shares of common stock at $0.15 per share which were exercised in full during March 2004. The Company also issued 150,000 shares to the consultant in return for services rendered during the quarter and to be rendered in the second quarter of 2004.

In 2001, PCT issued 391,200 shares of its common stock in return for $391,200 in cash proceeds. Based on a review of Company records during 2003, Company management determined that associated warrants to purchase 391,200 shares of common stock at $1.50 per share were never delivered to the purchasers subsequent to their investment. Company management also determined this to be the case with 255,000 shares issued by the Company between January and June 2002 in return for $255,000 in cash proceeds, for which warrants to purchase 255,000 shares at $1.50 per share should have been delivered. According to Company records,  all  such  warrants  should  have been exercisable for a period of two years
                                       10

from their date of issuance; therefore, the 391,200 warrants owed to investors from 2001 expired without being delivered to the investors. In order to fulfill the terms of their investment, in January 2004 the Company offered new warrants to each of the investors whose funds were received in 2001 and during the first six months of 2002 in order to permanently replace those that were never issued. Terms of the new warrants allowed the investors to purchase one share of Series A Preferred Stock for $2.50 per share for every $10 originally invested in the Company. The Preferred Stock will pay a 7% annual dividend, on a quarterly basis, in the form of Company common stock. The Preferred Stock is convertible into common shares of the Company on a 1 for 10 basis at any date through June 30, 2005. On that date, all outstanding Preferred Stock will convert to common stock on a 1 for 10 basis. The new warrants to purchase Preferred Stock must be exercised on or before April 30, 2004. As of March 31, 2004, 3,000 shares of Series A Preferred Stock had been purchased. During April 2004, an additional 2,000 shares were purchased.


5.             Discontinued  operations

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

In April 2004, the Company reached an agreement with its largest creditor under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of his three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company. The Company also agreed to pay the creditor cash interest at an annual rate of 8% retroactive to the signing of the notes, and monthly at an annual rate of 8% on the new total of $375,000 in notes, with $750 of the monthly interest due being paid in cash and the remainder being paid in stock at a rate of $0.20 per share. For the period of March through June of 2004, the Company issued 33,750 shares to the creditor for $6,750 of interest owed under this arrangement. In August 2004, the creditor extended the maturity dates of the notes to October 31, 2004, and converted $50,000 of his $210,000 convertible note to common stock of the Company at the prescribed rate of $0.20 per share.

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

Effective June 30, 2004, a creditor of the Company converted $71,640 in principal and $8,876 in accrued interest into 375,000 shares of the Company's common stock and a warrant to purchase 375,000 shares of common stock at $0.25 per share. Based on a calculation using Black-Scholes, the warrant's fair value at that date was $27,750. This amount is reflected in interest expense and additional paid-in capital for the periods ending June 30, 2004.
                                        11


8.             Subsequent events

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") which was amended on August 26, 2004 and on
September 24, 2004. Under the terms of the amended arrangement, the Company received $100,000 under a convertible debenture on August 11, 2004, $25,000 on August 26, 2004, and $125,000 under the debenture on September 27, 2004. Interest accrues on the debenture at an annual rate of 8%. The debenture can be converted into common shares anytime prior to its maturity on August 10, 2007 at the lesser of (i) 75% of the lowest closing bid price on the date of conversion, or (ii) twelve and a half cents ($0.125). Any portion of the debenture that remains outstanding at August 10, 2007 will automatically convert into common shares. The number of shares converted at any time is limited so as not to exceed 4.99% of the outstanding shares of Nighthawk common stock outstanding. In addition, Dutchess was issued a warrant to purchase up to 250,000 shares of common stock at a price of twelve and a half cents ($0.125) for a period of up to five years. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. The Company also signed a consulting agreement with a company in which an employee of Dutchess is a member of management. Under the agreement, the company was issued 500,000 shares of Company common stock. The Company also issued 2.1 million shares to the placement agent involved in the transaction with Dutchess.

In August 2004, the Company issued 739,423 common shares and warrants to purchase 739,423 common shares at $0.20 per share to two individuals and a company in exchange for approximately $110,000 in notes payable and accrued interest owed them by the Company.

During July and August 2004, the Company issued a total of 175,000 shares to consultants in return for services rendered during the quarter, and 300,000 shares to consultants for services to be performed.



9.             Restatement

As mentioned in Note 7 above, in April 2004, the Company reached an agreement with its largest creditor under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of his three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company. The Company also agreed to pay the creditor cash interest at an annual rate of 8% retroactive to the signing of the notes. The amount of retroactive interest incurred through March 31, 2004 of $15,693. Because this retroactive interest was not included in the Company's filing on Form 10-QSB on May 24, 2004 for the period ended March 31, 2004, the Company has restated its condensed consolidated balance sheet as of March 31, 2004, and its condensed consolidated statements of operations, stockholders' deficit and cash flows for the three month period ended March 31, 2004 to include this transaction. Following is a summary comparison of amounts previously reported with restated results:

                                                             As of or for the Three Months Ended
                                                                        March 31, 2004
                                                                                     As Previously
                                                           Restated                  Reported
                                                    ---------------                  --------------
Accrued expenses                                    $      224,534                     $   208,841
Accumulated deficit                                 $   (4,247,790)                    $(4,232,097)
Interest expense, other                             $       18,018                     $     3,370
Net loss                                            $     (267,199)                    $  (251,506)
Net loss per basic and diluted common share         $        (0.01)                    $     (0.01)

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

The Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net sales for the three month period ended March 31, 2004 were $102,838, a decrease of $64,338 from the $167,176 for the corresponding period of the prior year. This decrease was mainly due to the completion of a large contract for the Company's NH2 re-booting device. This contract originally started in the first quarter of 2003 was completed before December 31, 2003. The decrease in revenues would have been greatly reduced between years had the Company completed work on its contract for the delivery of load control units to an electric utility customer. The Company has a $60,000 deposit recorded on its balance sheet related to this contract, which was originally scheduled to be completed prior to March 31, 2004. However, the customer has delayed shipment of approximately $74,000 of equipment remaining to be delivered under the contract, pending its own internal requisition of the airtime required to operate the Company's equipment. As of May 21, 2004, the Company has a backlog of approximately $300,000 in purchase orders from customers.

Cost of goods sold decreased by approximately $22,000 to $72,566 for the three months ended March 31, 2004 from $94,530 for the corresponding period of the prior year, and increased as a percentage of revenues between the periods from 57% in 2003 to 70% in 2004. The direct cost of parts for production remained relatively constant between periods, but fixed charges related to labor and overhead were higher on a per unit basis due to the decreased production between periods. The Company is currently in the process of analyzing methods to convert some of these fixed charges to variable charges in an effort to decrease the per unit cost of production and increase its gross margins during periods of slower production.

Selling, general and administrative expenses for the three months ended March 31, 2004 were $276,080, a decrease of $38,568 or 12% from the three month period ended March 31, 2003. The decrease is almost entirely due to decreased payroll and related benefits costs. Non-production payroll and related costs were approximately $194,000 for the first quarter of 2003, as compared to approximately $129,000 for the first quarter of 2004. This decrease was offset somewhat by an increase in consulting fees for product marketing and investor relations, as well as an increase in expenses related to the development of the Company's satellite-based unit. The Company expects sales of its satellite-based unit to begin producing revenues during the last six months of 2004.

                                       12


The loss from continuing operations for the three month period ended March 31, 2004 was $267,199 compared to $252,407 for the three month period ended March 31, 2003. The decrease in gross profit produced between periods was offset by the reduction in selling, general and administrative expenses.

After giving consideration to results of the Company's paging airtime segment, which was discontinued effective July 31, 2003, the net loss for the period ending March 31, 2004 was $267,199 as compared to $239,612 in 2003. Although the Company's paging segment produced positive operating results during the first three months of 2003, it produced negative cash flows for the same time period. The combined effect of the items mentioned above was a net loss per share of $0.01 in both periods presented, based on weighted average shares outstanding of approximately 25.0 million and 21.3 million during the three months ended March 31, 2004 and 2003, respectively.

  Liquidity  and  Capital  Resources

The Company's financial statements for the three months ended March 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2004, the Company reported a net loss of $267,199 and has a stockholders' deficit as of March 31, 2004 of approximately $1.2 million. In addition, the Company had a working capital deficiency of approximately $1.2 million at March 31, 2004.

The Report of Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2003 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the quarter ended March 31, 2004, the Company used cash of $140,690 in its normal operating activities. The Company raised approximately $185,000 during the first quarter from the sale of both common and preferred stock in order to fund this cash shortfall from operations. Funds provided from the sales of the Company's securities were also used to make approximately $41,000 in payments toward the Company's debt obligations during the quarter.

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

As a result of funds raised and expected to be raised subsequent to March 31, 2004, the Company believes that it will be able to initiate a sales and marketing plan designed to utilize direct sales efforts, as well as indirect sales efforts through dealer networks and through improvements to its own web site. To date, the majority of revenues have been generated from customers who have found the Company via its web site, or through referrals from vendors or existing customers. During the first three months of 2004, the Company spent approximately $11,000 for marketing initiatives, as compared to only $2,700 during the first three months of 2003. It is the Company's desire to generate revenues going forward from a diverse customer base from the electric utility, computer rebooting and traffic control markets. During the year ended December 31, 2003, approximately 78% of the Company's revenues were generated by sales of two of the Company's products to a total of two customers. The Company also spent approximately $6,000 on development efforts related to its new satellite-based units, which it anticipates will begin generating revenues during the last half of 2004.

                                       13


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

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  proceedings

There have been no material developments in the McCarthy lawsuit reported in the Company's 10-KSB filed on April 13, 2004.

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

                                       14


Item  2.  Changes  in  securities  and  use  of  proceeds

(c) During this reporting period, the Company sold 858,333 shares of common stock pursuant to a Rule 506 exemption of Regulation D. The total offering price was $128,750 and a commission of $900 was paid. There were less than 35 individual purchasers of stock and they are all accredited investors. The individuals that purchased stock and the amount of stock they purchased is as follows:

     Date         Purchaser          Investment    # Shares     # Warrants
     ----         ---------          ----------    --------     ----------
    1-16-04     B. Stoddard           $ 50,000     333,333        333,333
    1-18-04     B. Whitehead           $ 6,000      40,000         40,000
    1-19-04     B. Douglas            $ 15,000     100,000        100,000
    1-22-04     N. Fereira             $ 6,000      40,000         40,000
    2-18-04     G. Schwalfenburg       $ 6,000      40,000         40,000
    2-18-04     N. Fereira             $ 3,000      20,000         20,000
    2-23-04     M. Jacobson           $ 30,000     200,000        200,000
    3-4-04      Schwartz               $ 2,250      15,000         15,000
    3-4-04      W. Johnson             $ 6,000      40,000         40,000
    3-25-04     Riordan                $ 4,500      30,000         30,000

    Totals                            $128,750     858,333        858,333



The terms of the offering granted each purchaser shares at $0.15 per share and granted them warrants to purchase an identical number of shares at $0.25 per share. The warrants have an expiration date of two years from the date of the original purchase of the shares.

Item  3.  Defaults  upon  senior  securities

     None

Item  4.  Submission  of  matters  to  a  vote  of  securities  holders

     None

Item  5.  Other  information

     None

Item  6.  Exhibits  and  Reports


(a)  Exhibits

31   Certification  pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange
Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
None

32   Certification  pursuant  to the 18 U.S.C. Section 1350, as adopted pursuant to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

(b)   Reports  on  Form  8-K.

                 SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Nighthawk  Systems,  Inc
                                      (Registrant)


Date:  October 12,  2004           By:  /s/  H.  DOUGLAS  SAATHOFF
                                      ----------------------------------------
                                                H.  Douglas  Saathoff
                                                Chief  Executive  Officer  and
                                                Chief  Financial  Officer