Form 10QSB/A
period 2004-06-30
NIGHTHAWK SYSTEMS INC
filed 2004-10-12
CIK 1084475

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
 Yes  X  No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

           Class                          Outstanding  at  October 12, 2004
     ------------------                   -----------------------------------
           Common                                  30,597,408

                                     PART  I
                              FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (unaudited)

         Report of Independent Registered Public Accounting Firm               3

         Condensed  consolidated  balance  sheet  as of June 30, 2004          4

         Condensed  consolidated  statements  of  operations  for  the
         three  and  six  months  ended June 30, 2004 and 2003                 5

         Condensed  consolidated  statement  of  stockholders'
         deficit  for  the  six  months ended June 30, 2004                    6

         Condensed  consolidated  statements  of  cash  flows  for  the
         six  months  ended  June  30, 2004 and 2003                           7

         Notes  to  condensed  consolidated  financial statements              8

Item 2   Management's Discussion and Analysis or Plan of Operation            12

Item  3   Evaluation of Disclosure Controls and Procedures                    16

                                     PART  II
                              OTHER  INFORMATION

Item  1   Legal proceedings                                                   16

Item  2   Changes in securities and use of proceeds                           16

Item  3   Defaults upon senior securities                                     16

Item  4   Submission of matters to a vote of securities holders               16

Item  5   Other information                                                   17

Item  6   Exhibits and reports on Form 8-K                                    17

PART  I  -  FINANCIAL  INFORMATION

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nighthawk Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nighthawk Systems, Inc. and subsidiary as of June 30, 2004, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, the condensed consolidated statement of stockholders' deficit for the six-month period ended June 30, 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 8 to these condensed consolidated financial statements, the Company has restated its June 30, 2004 condensed consolidated balance sheet, and its condensed consolidated statements of operations, stockholders' equity and cash flows for the three-month and six-month periods then ended.


GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
September 8, 2004

                             Nighthawk Systems, Inc.
                      Condensed Consolidated Balance Sheet
                                  June 30, 2004
                            (unaudited and restated)

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
      liquidation preference $12,500                                      5
    Common stock; $0.001 par value; 50,000,000
      shares authorized; 26,533,688 issued and outstanding           26,534
    Additional paid-in capital                                    3,291,794
    Special warrants                                                188,775
    Accumulated deficit                                          (4,500,320)
                                                                ------------
               Total stockholders' deficit                         (993,212)
                                                                ------------

                                                                $   233,151
                                                                ============


The accompanying notes are an integral
  part of these financial statements.

                                       Nighthawk Systems, Inc.
                           Condensed Consolidated Statements of Operations
                                            (unaudited)

                                             Three months ended June 30,  Six months ended June 30,
                                             ---------------------------  -------------------------
                                                 2004                        2004
                                                Restated        2003         Restated       2003
                                              ------------  ------------  ------------  ------------

Product sales, net                            $   161,387   $   528,095   $   264,225   $   695,271

Cost of goods sold                                108,057       284,487       180,623       379,017
                                              ------------  ------------  ------------  ------------
     Gross profit.                                 53,330       243,608        83,602       316,254

Selling, general and administrative expenses      264,865       340,205       540,945       654,853
Reversal of 2002 consulting expense                     -       (39,000)            -   $   (39,000)
                                              ------------  ------------  ------------  ------------
     Loss from operations                        (211,535)      (57,597)     (457,343)     (299,599)
                                              ------------  ------------  ------------  ------------

 Interest expense:
     Related parties                                2,227         3,718         5,600         6,661
     Other                                         38,571        11,025        56,589        18,487
                                              ------------  ------------  ------------  ------------

     Loss from continuing operations             (252,333)      (72,340)     (519,532)     (324,747)
                                              ------------  ------------  ------------  ------------

Discontinued operations:
    Income from operations of
       discontinued segment                                      10,713                      23,508
                                                            ------------                ------------

Net loss                                         (252,333)      (61,627)     (519,532)     (301,239)

Less: Preferred stock dividends                      (197)            -          (197)            -
                                              ------------  ------------  ------------  ------------

Net loss to common stockholders               $  (252,530)  $   (61,627)  $  (519,729)  $  (301,239)
                                              ============  ============  ============  ============

Loss from continuing operations per
  basic and diluted common share              $     (0.01)            *   $     (0.02)  $     (0.02)
                                              ============  ============  ============  ============

Income from discontinued operations per
  basic and diluted common share                                      *                           *
                                                            ============                ============

Net loss to common stockholders per
  basic and diluted common share              $     (0.01)            *   $     (0.02)  $     (0.01)
                                              ============  ============  ============  ============

Weighted average common shares outstanding,
  basic and diluted                             25,911,034    21,632,681    25,434,668    21,484,056
                                              ============  ============  ============  ============

*  Less than $0.01 per share

The accompanying notes are an integral
  part of these financial statements.

                                                 Nighthawk Systems, Inc.
                                Condensed Consolidated Statement of Stockholders' Deficit
                                             Six Months Ended June 30, 2004
                                                 (unaudited and restated)



                              Preferred  Stock       Common    Stock     Additional
                              ------------------  ---------------------   Paid-in      Special     Accumulated
                              Shares     Amount   Shares       Amount     Capital      Warrants     Deficit        TOTAL
                              ---------  -------  -----------  --------  -----------  ---------   -------------  ----------
Balances, December
   31, 2003                           -        -  24,320,902   $ 24,321  $ 2,855,289          -   $ (3,980,591) $(1,100,981)

Common stock and warrants
 issued and options exercised
 for cash                                          1,488,333      1,488     235,862    $188,775                     426,125

Common stock
 issued for services                                 365,000        365      62,735                                  63,100

Common stock and warrants
 issued for interest                                  33,750         34      34,466                                  34,500

Conversion of
 notes payable to common stock                       375,000        375      80,141                                  80,516

Preferred stock
 issued for cash                  5,000  $     5                             12,495                                  12,500

Issuance of stock
 options to consultant                                                       10,560                                  10,560

Cancellation
 of shares                                           (50,000)       (50)         50                                       -

Series A
 preferred dividends                                     703          1         196                        (197)          -


Net loss                                                                                               (519,532)   (519,532)
                              ---------  -------  -----------   --------  -----------  ---------  -------------  ----------

Balances,
 June 30, 2004                    5,000  $     5  26,533,688    $26,534   $ 3,291,794  $188,775    $ (4,500,320)  $(993,212)
                              =========  =======  ===========   ========  ===========  =========   =============  ==========


The accompanying notes are an integral
  part of these financial statements.

                                    Nighthawk Systems, Inc.
                        Condensed Consolidated Statements of Cash Flows
                                        (unaudited)
                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                           2004
                                                                          Restated     2003
                                                                       ----------  ----------

Cash flows from operating activities:
      Net loss                                                           $(519,532)  $(301,239)
                                                                         ----------  ----------

Adjustments to reconcile net loss to
   net cash used in operating activities:

   Income from operations of discontinued segment                                -     (23,508)
   Depreciation and amortization                                             3,854       2,836
   Common stock issued for services                                         63,100           -
   Common stock and warrants issued for interest                            34,500      11,500
   Issuance of stock options to consultants                                 10,560           -
   Cancellation of consulting agreement                                          -     (39,000)
Change in assets and liabilities:
   Decrease (increase) in accounts receivable                              (11,357)    120,926
   Increase in inventories                                                 (39,189)   (124,297)
   Increase in accounts payable                                             11,801      80,882
   Increase in accrued expenses                                             35,313      31,981
   Decrease in deferred revenue                                                  -    (354,114)
   Increase in customer deposits                                               196      60,000
   Increase in other assets                                                 (2,394)    (47,054)
                                                                         ----------  ----------
Total adjustments                                                           106,384   (279,848)
                                                                         ----------  ----------

Net cash used in operating activities                                     (413,148)   (581,087)
                                                                         ----------  ----------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                                -     (14,158)
                                                                         ----------  ----------
Net cash used in investing activities                                            -     (14,158)
                                                                         ----------  ----------

Cash flows from financing activities:
   Repayment of cash overdraft                                              (3,902)          -
   Proceeds from notes payable, related parties                             25,516      43,733
   Payments on notes payable, related parties                              (34,655)    (40,052)
   Payments made on factoring arrangement, net                                   -     (82,502)
   Proceeds from notes payable, other                                       25,000     200,000
   Payments on notes payable, other                                        (10,404)    (14,383)
   Payments on other related party payable                                 (25,000)          -
   Net proceeds from issuance of common stock                              237,350     128,000
   Proceeds from issuance of preferred stock                                12,500           -
   Net proceeds from issuance of special warrants                          188,775           -
                                                                         ----------  ----------
Net cash provided by financing activities                                  415,180     234,796
                                                                         ----------  ----------

Cash provided by discontinued operations                                                 7,480
                                                                                     ----------

Net increase (decrease) in cash                                              2,032    (352,969)
Cash, beginning                                                                  -     428,677
                                                                         ----------  ----------
Cash, ending                                                             $   2,032   $  75,708
                                                                         ==========  ==========


Supplemental disclosure of cash flow information:

Cash paid for interest                                                   $  17,222   $   4,708
                                                                         ==========  ==========

Supplemental disclosure of non-cash investing and financing activities:

Conversion of note payable and accrued interest to common stock
  Note payable                                                           $  71,640
  Accrued interest                                                           8,876
                                                                         ----------
                                                                         $  80,516
                                                                         ==========
Preferred stock dividends                                                $     197
                                                                         ==========


The accompanying notes are an integral
  part of these financial statements.

                             NIGHTHAWK  SYSTEMS,  INC.
              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                  SIX  MONTHS  ENDED  JUNE  30,  2004  AND  2003
                                  (unaudited)

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

During the six months ended June 30, 2004, the Company's largest customer accounted for 44% of sales, and the Company purchased 53% of its inventory from a single supplier. During the three months ended June 30, 2004, three customers accounted for 36%, 14% and 13% of sales, respectively. During the six months ended June 30, 2003, two customers accounted for approximately 49% and 30% of sales, respectively. During the three months ended June 30, 2003, two customers accounted for approximately 49% and 36% of sales, respectively.

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

    Stock-based  compensation

The Company has elected to continue to account for stock option grants in accordance with APB 25 and related interpretations. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. No employee options were issued or vested during the three month and six month periods ending June 30, 2003. The Company issued employee options in September, October and November 2003 that vest over three year periods. The Company has not recognized compensation expense during the three and six month periods ended June 30, 2004 because the exercise price of the options equaled or exceeded the market price of the Company's common stock on the dates the options were granted. The weighted average fair value at date of grant for options granted during 2003 was from $0.009 to $0.027. If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:

                                                                  Three Months Ended June 30,
                                                                 ---------------------------
                                                                           2004        2003
                                                                 -----------------  ----------
Net loss applicable to common stockholders:                      $       (252,530)  $ (67,627)

As reported
Total stock-based employee compensation expense determined
  under fair value based method for all employee awards, net
  of related tax effects                                                   (3,341)          -
                                                                 -----------------  ----------
Pro forma net loss applicable to common stockholders             $       (255,871)  $( 67,627)
                                                                 -----------------  ----------

Pro forma net loss per share applicable to common stockholders:
As reported:
Basic and diluted                                                $          (0.01)  $       *
Pro forma:
Basic and diluted                                                $          (0.01)  $       *

*  Less than $0.01 per share


                                                                  Six Months Ended June 30,
                                                                   --------------------------
                                                                         2004        2003
                                                                    -------------  ----------
Net loss applicable to common stockholders:                         $    (519,729) $(301,239)

As reported
Total stock-based employee compensation expense determined
  under fair value based method for all employee awards, net
  of related tax effects                                                   (6,795)         -
                                                                    -------------  ----------
Pro forma net loss applicable to common stockholders                $    (526,524) $(301,239)
                                                                    -------------  ----------

Pro forma net loss per share applicable to common stockholders:
As reported:
Basic and diluted                                                   $      (0.02)  $   (0.01)
Pro forma:
Basic and diluted                                                   $      (0.02)  $   (0.01)

The pro forma effect on net loss may not be representative of the pro forma effect on net income or loss of future years due to, among other things: (i) the vesting period of the stock options and the (ii) fair value of additional stock options in future years.

During the first six months of 2004, the Company issued 330,000 options to purchase common stock of the Company to non-employees which vested immediately. The weighted average fair value at date of grant for the options granted during the first six months of 2004 was $0.032. In accordance with SFAS 123, the Company recognized $10,560 in expense related to these options during the period ended June 30, 2004.

For the purposes of the above, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                          2004            2003

Dividend yield            0.0%            0.0%
Expected volatility       1.122       1.229 - 1.316
Risk-free interest rate   4.50%           4.50%
Expected life in years     3              1 - 3


2.  Related  party  transactions:

During the six months ended June 30, 2004, the Company repaid $9,655 on notes payable to two officers of the Company, as well as $25,000 to a shareholder and former director under an arrangement entered into in December 2003. The Company also borrowed and repaid approximately $25,000 from a company in which its Chairman is a partner.

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

In 2001, PCT issued 391,200 shares of its common stock in return for $391,200 in cash proceeds. Based on a review of Company records during 2003, Company management determined that associated warrants to purchase 391,200 shares of common stock at $1.50 per share were never delivered to the purchasers subsequent to their investment. Company management also determined this to be the case with 255,000 shares issued by the Company between January and June 2002 in return for $255,000 in cash proceeds, for which warrants to purchase 255,000 shares at $1.50 per share should have been delivered. According to Company records, all such warrants should have been exercisable for a period of two years from their date of issuance; therefore, the warrants owed to investors from 2001 expired without being delivered to the investors. In order to fulfill the terms of their investment, in January 2004 the Company offered new warrants to each of the investors whose funds were received in 2001 and during the first six months of 2002 in order to permanently replace those that were never issued. Terms of the new warrants allowed the investors to purchase one share of Series A Preferred Stock for $2.50 per share for every $10 originally invested in the Company. The Preferred Stock will pay a 7% annual dividend, on a quarterly basis, in the form of Company common stock. The Preferred Stock is convertible into common shares of the Company on a 1 for 10 basis at any date through June 30, 2005. On that date, all outstanding Preferred Stock will convert to common stock on a 1 for 10 basis. The new warrants to purchase Preferred Stock were to be exercised on or before April 30, 2004. A total of 5,000 shares of Series A Preferred Stock were purchased during the six month period ended June 30, 2004, and preferred stock dividends of $197 were accrued in the form of 703 shares of common stock of the Company.

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

8.     Restatement

As mentioned in Note 3 above, in April 2004, the Company reached an agreement with its largest creditor under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of his three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company. The Company also agreed to pay the creditor cash interest at an annual rate of 8% retroactive to the signing of the notes. The amount of retroactive interest incurred through March 31, 2004 was $15,693, which was previously included in the financial statements included in the Company's filing on Form 10-QSB on August 23, 2004 for the three and six month periods ended June 30, 2004. In order to recognize the interest in the proper interim period, the Company has restated its results for the interim periods ending March 31 and June 30, 2004.

In addition, the Company has restated its financial statements included in the Company's filing on Form 10-QSB on August 23, 2004 for the three and six month periods ending June 30, 2004 to include interest expense related the conversion on June 30, 2004 of $71,640 in principal and $8,876 in accrued interest owed to a creditor into 375,000 shares of the Company's common stock and a warrant to purchase 375,000 shares of common stock at $0.25 per share. Based on a calculation using Black-Scholes, the warrant's fair value at that date was $27,750. See Note 3 above.

Following is a summary comparison of amounts previously reported as of or for the periods ended June 30, 2004 with restated results:

As  of  or  for  the  Periods  Ended
                                         June  30,  2004
                                         ---------------
                                                     As  Previously
                                       Restated          Reported
                                       --------          ----------
     Additional  paid-in  capital       $ 3,291,794      $ 3,264,044
     Accumulated  deficit               $ (4,500,320)    $ (4,472,570)
     For  the  three  months
     ended  June  30,  2004:
     Interest expense, other            $ 38,571         $ 26,514
Net  loss                               $ (252,333)      $ (240,276)
     Net loss to common stockholders    $ (252,530)      $ (240,473)
     Net loss to common stockholders per
     basic  and  diluted common share   $ (0.01)         $ (0.01)
For the six months ended
June 30,  2004:
     Interest  expense,  other          $ 56,589         $   28,839
Net  loss                               $ (519,532)      $ (491,782)
     Net loss to common stockholders    $ (519,729)      $ (491,979)
     Net loss to common stockholders per
     basic and  diluted common share    $ (0.02)         $ (0.02)


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

Selling, general and administrative expenses for the three months ended June 30, 2004 decreased by $75,340 or 22% to $264,865 from $340,205 for the three month period ended June 30, 2003. This decrease was largely the result of decreased personnel and personnel-related costs, as well as a decrease in legal and auditing fees. During the second quarter of 2003, the Company canceled 300,000 shares of common stock previously issued to a consultant during 2002. A $39,000 reduction in consulting expense was recorded during the second quarter of 2003 related to this cancellation, as the Board determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

Interest expense increased by approximately $26,000 between the three-month periods presented. Effective June 30, 2004, a creditor of the Company converted $71,640 in principal and $8,876 in accrued interest into 375,000 shares of the Company's common stock and a warrant to purchase 375,000 shares of common stock at $0.25 per share. Based on a calculation using Black- Scholes, the warrant's fair value at that date was $27,750. This amount is reflected in interest expense for the quarter ending June 30, 2004.

The net loss for the three-month period ended June 30, 2004 was $252,333 compared to $61,627 for the three-month period ended June 30, 2003. The increased loss was largely due to a combination of lower production levels and the resulting higher costs of production on a per unit basis, as well as additional interest expense recorded during the 2004 period for the value of warrants issued to a creditor along with stock in exchange for his outstanding note and accrued interest as of June 30, 2004. The Company produced and shipped more units during the quarter ended June 30, 2003 than in any other quarter in its history, largely because of the two orders that produced 85% of the revenues for that period. As mentioned above, the Company processed more orders for more customers during the 2004 quarter than it did during the 2003 quarter, but the orders were smaller in the current year period than the prior period. As such, gross profit declined between the two periods. As mentioned above, cash flow constraints prevented the Company from completing its total backlog of business during the quarter ended June 30, 2004. If the Company had had adequate inventory levels to produce its backlog of orders completely during the quarter, revenues and gross profit results would have been larger, and the net loss for the period would have been smaller. Reduced monthly selling, general and administrative expenses also contributed to the improved results during the month of June 2004.

After giving consideration to prior year results for the Company's discontinued airtime operations in 2003, the net loss per share increased to $0.01 per share from last year's quarter to this year's quarter.

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

Cost of goods sold decreased by $198,394 or 52% to $180,623 for the six months ended June 30, 2004 from $379,017 for the corresponding period of the prior year, but increased as a percentage of revenues between the periods from 55% in 2003 to 68% in 2004. This increase was largely due to the increase in production efficiency that that Company experienced in the prior year's period given the two large orders it was producing during that period. The Company currently produces all its units in-house and maintains a staff of three persons for such purposes. Salaries and benefits for these personnel are recorded as a direct cost of sales regardless of the number of products produced. As the number of units produced rises, the direct labor cost associated with each unit typically decreases. The Company's gross margin decreased from 45% to 32% from last year's period to this year's period, due to the decreased production from the two major contracts discussed above.


Selling, general and administrative expenses for the six months ended June 30, 2004 decreased by $113,908 or 17% to $540,945 from $654,853 for the six month period ended June 30, 2003. Although the Company incurred additional costs during the six months ended June 30, 2004 for consulting fees for product marketing and investor relations, as well as for the development of the Company's satellite-based unit, these costs were more than offset by reductions in personnel and personnel-related costs, as well as a decrease in professional fees from legal and auditing services. The Company expects sales of its satellite-based unit to begin producing revenues during the last six months of 2004. During the period ending June 30, 2003, the Company canceled 300,000 shares of common stock previously issued to a consultant during 2002. A $39,000 reduction in consulting expense was recorded during the second quarter of 2003 related to this cancellation, as the Board determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

Interest expense increased by approximately $37,000 between the six-month periods presented, due to the increase in notes held by the Company's largest creditor and the valuation of a warrant issued to a different creditor who exchanged his note and accrued interest for the warrant and common stock. This Company's largest creditor first loaned the Company $200,000 under a convertible note in May 2003. He later loaned the Company an additional $150,000 under unsecured notes during the last five months of 2003. During April 2004, the Company reached an agreement with this creditor under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of his three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company. The Company also agreed on a going-forward basis to pay the creditor interest monthly at an annual rate of 8% on the new total of $375,000 in notes, with $750 of the monthly interest being paid in cash and the remainder being paid in stock at a rate of $0.20 per share. Effective June 30, 2004, a different creditor of the Company converted $71,640 in principal and $8,876 in accrued interest into 375,000 shares of the Company's common stock and a warrant to purchase 375,000 shares of common stock at $0.25 per share. Based on a calculation using Black-Scholes, the warrant's fair value at that date was $27,750. This amount is reflected in interest expense for the six month period ending June 30, 2004.

The net loss for the six month period ended June 30, 2004 was $519,532 compared to $301,239 for the six month period ended June 30, 2003. The increase was due to the near-completion of the two large orders discussed above during 2003, and an increase in interest expense recorded during the 2004 period for the value of warrants issued to a creditor along with stock in exchange for his outstanding note and accrued interest as of June 30, 2004. The Company produced and shipped more units during the quarter ending June 30, 2003 than in any other quarter in its history, largely because of the two orders that produced 87% of the revenues for that period. The Company has processed more orders for more customers during the first six months of 2004 than it did during the first half of 2003, but the orders were smaller in the current year period than the prior period. As such, gross profit declined and the net loss increased between the two periods.

The net loss per share from continuing operations, which exclude the results of the Company's airtime operations segment during 2003, was $0.02 for both periods presented.


Liquidity  and  Capital  Resources

The Company's financial statements for the three and six months ended June 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2004, the Company reported a net loss of $519,532 and has both a stockholders' deficit and working capital deficiency of approximately $1.0 million as of June 30, 2004

The Report of Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2003 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

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

There have been no material developments in the Brady lawsuit during the second quarterly reporting period of this year, other than the voluntary dismissal of some of the individually named defendants. The Company, its subsidiary and the remaining named defendants continue to contest the lawsuit vigorously. The case is proceeding in the state court in Denver, Colorado.

Item  2   Changes  in  securities  and  use  of  proceeds

(c) During this reporting period, the Company sold 1,162,000 Special Warrants, each of which is convertible into one share of common stock and one warrant to purchase one share of common stock at $0.30 pursuant to a Rule 506 exemption of Regulation D. The total offering price was $232,400. A total of $43,625 in cash commissions and legal fees were paid from these proceeds, and the broker received 187,500 Special Warrants. There were less than 35 individual purchasers of stock and they are all accredited investors. The individuals that purchased the Special Warrants and the amount of stock and warrants underlying their investment are as follows:




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

                                                 Nighthawk  Systems,  Inc.
                                                 (Registrant)


Date:  October 12,  2004                       By:  /s/  H.  Douglas Saathoff
                                                 ------------------------------
                                                 H.  Douglas  Saathoff
                                                 Chief  Executive  Officer  and
                                                 Chief  Financial  Officer