Form 10QSB
period 2004-09-30
NIGHTHAWK SYSTEMS INC
filed 2004-11-22
CIK 1084475

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB

(MARK  ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF The Securities Exchange Act of 1934

                For  the  quarterly  period  ended  September  30,  2004

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
 Yes  X  No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

           Class                          Outstanding  at  November  19,  2004
     ------------------                   -----------------------------------
           Common                                  30,622,518

                                     PART  I
                              FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (unaudited)

         Report of Independent Registered Public Accounting Firm               3

         Condensed  consolidated  balance  sheet  as of September 30, 2004     4

         Condensed  consolidated  statements  of  operations  for  the
         three  and  nine  months  ended September 30, 2004 and 2003           5

         Condensed  consolidated  statement  of  stockholders'
         deficit  for  the  nine  months ended September 30, 2004              6

         Condensed  consolidated  statements  of  cash  flows  for  the
         nine  months  ended  September 30, 2004 and 2003                      7

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

PART  I  -  FINANCIAL  INFORMATION

           REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

Board  of  Directors
Nighthawk  Systems,  Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nighthawk Systems, Inc. and subsidiary as of September 30, 2004, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, the condensed consolidated statement of stockholders' deficit for the nine-month period ended September 30, 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

GELFOND  HOCHSTADT  PANGBURN,  P.C.

Denver,  Colorado
November  17,  2004

                             Nighthawk Systems, Inc.
                      Condensed Consolidated Balance Sheet
                               September 30, 2004
                                   (unaudited)


        ASSETS

Current assets :
     Cash                                                      $    98,344
     Accounts receivable, net of allowance for
       doubtful accounts of $134                                    56,148
     Inventories                                                    42,489
     Other                                                         129,794
                                                               ------------

               Total current assets                                326,775


Furniture, fixtures and equipment, net                              14,993
Intangible assets, net                                               9,967
                                                               ------------
                                                               $   351,735
                                                               ============


      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                           $   371,298
    Accrued expenses                                               210,839
    Line of credit                                                  19,842
    Notes payable:
        Related parties                                             16,214
        Other                                                      391,912
    Other                                                           35,415
                                                               ------------
               Total  current liabilities                        1,045,520

Long term liabilities:
    Convertible debt                                               231,250
    Other                                                           25,000
                                                               ------------
           Total liabilities                                     1,301,770

Commitments and contingencies

Stockholders' deficit:
    Preferred stock; $0.001 par value; 5,000,000
      shares authorized; 5,000 shares issued and outstanding;
      liquidation preference $12,500                                     5
    Common stock; $0.001 par value; 50,000,000
      shares authorized; 30,622,518 issued and outstanding          30,622
    Additional paid-in capital                                   3,752,124
    Special warrants                                               188,775
    Accumulated deficit                                         (4,921,561)
                                                               ------------
               Total stockholders' deficit                        (950,035)
                                                               ------------

                                                               $   351,735
                                                               ============


                     The accompanying notes are an integral
                       part of these financial statements.

                                       Nighthawk Systems, Inc.
                           Condensed Consolidated Statements of Operations
                                             (unaudited)


                                                 Three months ended           Nine months ended
                                                     September 30,              September 30,
                                              --------------------------  --------------------------
                                                   2004          2003          2004          2003
                                              ------------  ------------  ------------  ------------

Product sales, net                            $   221,723   $   209,279   $   485,948   $   904,551

Cost of goods sold                                163,786       145,380       344,409       522,979
                                              ------------  ------------  ------------  ------------
     Gross profit                                  57,937        63,899       141,539       381,572

Selling, general and administrative expenses      348,005       287,876       888,950       911,946
Reversal of 2002 consulting expense                     -             -             -       (39,000)
                                              ------------  ------------  ------------  ------------
     Loss from operations                        (290,068)     (223,977)     (747,411)     (491,374)
                                              ------------  ------------  ------------  ------------

 Interest expense:
     Related parties                               34,041         4,726        39,641        11,387
     Other                                         97,329         5,113       153,918        23,600
                                              ------------  ------------  ------------  ------------

     Loss from continuing operations             (421,438)     (233,816)     (940,970)     (526,361)
                                              ------------  ------------  ------------  ------------

Discontinued operations:
    Loss from operations of
       discontinued segment                                      (5,778)                    (14,472)
    Gain on disposal of
       discontinued segment                                      92,443                      92,443
                                                            ------------                ------------


Net loss                                         (421,438)     (147,151)     (940,970)     (448,390)

Less: preferred stock dividends                      (223)            -          (420)            -
                                              ------------  ------------  ------------  ------------

Net loss to common stockholders               $  (421,661)  $  (147,151)  $  (941,390)  $  (448,390)
                                              ============  ============  ============  ============

Loss from continuing operations per
  basic and diluted common share              $     (0.01)  $     (0.01)  $     (0.03)  $     (0.02)
                                              ============  ============  ============  ============

Income from discontinued operations per
  basic and diluted common share                                      *                           *
                                                            ============                ============

Net loss to common stockholders per
  basic and diluted common share              $     (0.01)  $     (0.01)  $     (0.03)  $     (0.02)
                                              ============  ============  ============  ============

Weighted average common shares outstanding,
  basic and diluted                            28,714,168    22,994,057    27,190,261    22,970,851
                                              ============  ============  ============  ============

*  Less than $0.01 per share

                               The accompanying notes are an integral
                                 part of these financial statements.

                                                Nighthawk Systems, Inc.
                               Condensed Consolidated Statement of Stockholders' Deficit
                                         Nine Months Ended September  30, 2004
                                                      (unaudited)



                                  Preferred  Stock           Common  Stock       Additional
                                  -----------------          --------------      Paid-in      Special      Accumulated
                                  Shares      Amount      Shares      Amount     Capital     Warrants      Deficit       Total
                                  -------     -------     -------     -------    --------    ---------     --------      ------

Balances, December 31, 2003           -            -      24,320,902   $24,321   $2,855,289         -   $(3,980,591)  $(1,100,981)

Common stock and
  warrants issued and
  options exercised for cash                               1,488,333     1,488      235,862   $188,775                    426,125

Common stock issued for services                           1,340,000     1,340      195,760                               197,100

Common stock issued for interest                              56,667        57       11,276                                11,333

Conversion of notes payable
  to common stock and warrants                             1,364,423     1,364      302,113                               303,477

Preferred stock issued for cash       5,000  $      5                                12,495                                12,500

Issuance of stock
  options to consultants                                                             26,798                                26,798

Warrants issued for cash                                                             18,750                                18,750

Common stock
  issed for debenture
  placement fee                                              100,000       100       12,400                                12,500

Beneficial conversion
  feature of
  convertible debt                                                                   83,333                                83,333

Common stock issued
   for investment
  agreement placement fee                                  2,000,000     2,000       (2,000)                                    -

Cancelation of shares                                        (50,000)      (50)          50                                     -

Series A preferred dividends                                    2,193         2          (2)                                    -

Net loss                                                                                                    (940,970)     (940,970)
                                   ----------  ---------    ----------- --------- ------------ --------- ------------  ------------

Balances, September 30, 2004          5,000  $      5      30,622,518   $30,622   $3,752,124   $188,775  $(4,921,561)     (950,035)
                                   ========= =========    ===========  ========  ===========  ========  ============  ============



                                        The accompanying notes are an integral
                                          part of these financial statements.

                                    Nighthawk Systems, Inc.
                        Condensed Consolidated Statements of Cash Flows
                                          (unaudited)



                                                                          Nine months ended
                                                                            September 30,
                                                                        -----------------------
                                                                              2004        2003
                                                                         ----------  ----------


Cash flows from operating activities:
      Net loss                                                           $(940,970)  $(448,390)
                                                                         ----------  ----------

Adjustments to reconcile net loss to
   net cash used in operating activities:

   Loss from operations of discontinued segment                                  -      14,472
   Gain on disposition of operating segment                                      -     (92,443)
   Depreciation and amortization                                             5,781       2,127
   Beneficial conversion feature                                            83,333           -
   Common stock issued for services                                        197,100           -
   Common stock and warrants issued for interest                            77,616      11,500
   Common stock issued for placement fee                                    12,500
   Issuance of stock options to consultants                                 26,798           -
   Cancellation of consulting agreement                                          -     (39,000)
   Loss from settlement of shareholder receivable                                -       4,992
Change in assets and liabilities:
   Decrease (increase) in accounts receivable                              (14,231)    154,556
   Decrease (increase) in inventories                                       32,840     (60,105)
   Increase in other assets and intangible assets                          (95,748)    (23,247)
   Increase (decrease) in accounts payable                                 (21,240)    129,811
   Increase in accrued expenses                                             32,430      30,984
   Decrease in deferred revenue                                                  -    (415,829)
   Increase (decrease) in customer deposits                                (58,129)     60,000
   Increase in other liabilities                                            55,000           -
                                                                         ----------  ----------
Total adjustments                                                          334,050    (222,182)
                                                                         ----------  ----------

Net cash used in operating activities of continuing operations           $(606,920)  $(670,572)
                                                                         ----------  ----------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                                -     (12,655)
                                                                         ----------  ----------
Net cash used in investing activities                                            -     (12,655)
                                                                         ----------  ----------

Cash flows from financing activities:
   Repayment of cash overdraft                                              (3,902)          -
   Proceeds from notes payable, related parties                             25,809      43,733
   Payments on notes payable, related parties                              (35,054)    (40,495)
   Payments made on factoring arrangement, net                                   -     (82,502)
   Proceeds from issuance of convertible debt and warrants                 250,000           -
   Proceeds from notes payable, other                                       85,000     250,000
   Payments on notes payable, other                                        (30,214)    (14,383)
   Payments on other related party payable                                 (25,000)          -
   Net proceeds from issuance of common stock and warrants                 237,350     128,000
   Proceeds from issuance of preferred stock                                12,500           -
   Net proceeds from issuance of special warrants                          188,775           -
                                                                         ----------  ----------
Net cash provided by financing activities                                  705,264     284,353
                                                                         ----------  ----------

Cash used in discontinued operations                                                   (25,636)
                                                                                     ----------

Net increase (decrease) in cash                                             98,344    (424,510)
Cash, beginning                                                                  -     428,677
                                                                         ----------  ----------
Cash, ending                                                             $  98,344   $   4,167
                                                                         ==========  ==========


Supplemental disclosure of cash flow information:

Cash paid for interest                                                   $  21,900   $   4,708
                                                                         ==========  ==========

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock
  Notes payable                                                          $ 215,015
  Accrued interest                                                          22,179
                                                                         ----------
  Total balance converted                                                $ 237,194
                                                                         ==========


Preferred stock dividends                                                $     420
                                                                         ==========

                             The accompanying notes are an integral
                              part of these financial statements.

                             NIGHTHAWK  SYSTEMS,  INC.
              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                  NINE  MONTHS  ENDED  SEPTEMBER  30,  2004  AND  2003
                                  (unaudited)

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

    Going  concern,  results  of  operations  and  management's  plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit of approximately $950,000 and a working capital deficiency of approximately $719,000 as of September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

As noted in Note 7 to these financial statements, in August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") which was amended on August 26, 2004 and on September 24, 2004. Under the terms of the amended arrangement, the Company received a total of $250,000 under a debenture during the three-month period ended September 30, 2004. The Company also signed an investment agreement under which, subject to the effectiveness of an SB-2 registration statement to be filed with the Securities and Exchange Commission ("SEC") which will cover the sale of common stock to be issued to Dutchess under the agreement, Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. On November 3, 2004, the Company filed an SB-2 registration statement with the SEC to register the shares underlying the debenture and the investment agreement.

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

During the nine months ended September 30, 2004, the Company's largest customers accounted for 26%, 24% and 14% of sales respectively, and the Company purchased 52% and 13% of its materials from two suppliers. During the three months ended September 30, 2004, the Company's largest customers accounted for 35%, 31% and 12% of sales, respectively and the Company purchased 51% and 29% of its materials from two suppliers. During the nine months ended September 30, 2003, the Company's two largest customers accounted for approximately 55% and 33% of sales respectively. During the three months ended September 30, 2003, the Company's two largest customers accounted for approximately 39% and 32% of sales.

    Inventories

Inventories at September 30, 2004 consist entirely of parts and pre-manufactured component parts. The Company monitors inventory for turnover and obsolescence, and records reserves for excess and obsolete inventory as appropriate. The Company did not have a reserve for excess or obsolete inventory as of September 30, 2004.

   Net  loss  per  share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the three and nine month periods ended September 30, 2004 and 2003, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

    Stock-based  compensation

The Company has elected to continue to account for stock option grants in accordance with APB 25 and related interpretations. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. No employee options were vested during the three month and nine month periods ending September 30, 2003. The Company issued employee options in September, October and November 2003 that vest over three year periods. The Company has not recognized compensation expense during the three and nine month periods ended September 30, 2004 because the exercise price of the options equaled or exceeded the market price of the Company's common stock on the dates the options were granted. The weighted average fair value at date of grant for options granted during 2003 was from $0.009 to $0.027. If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:


                                                                  Three Months Ended September 30,
                                                                 ---------------------------------
                                                                          2004        2003
                                                                      -----------  ----------
Net loss applicable to common stockholders:                           $ (421,661)  $(147,151)

As reported
Total stock-based employee compensation expense determined
  under fair value based method for all employee awards, net
  of related tax effects                                                   (3,510)          -
                                                                      ------------  ----------
Pro forma net loss applicable to common stockholders                  $  (425,171)  $(147,151)
                                                                      ============  ==========

Pro forma net loss per share applicable to common stockholders:
As reported:
Basic and diluted                                                     $     (0.01)  $   (0.01)
Pro forma:
Basic and diluted                                                     $     (0.01)  $   (0.01)

*  Less than $0.01 per share


                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                         2004        2003
                                                                    -------------  ----------
Net loss applicable to common stockholders:                         $    (941,390) $(448,390)

As reported
Total stock-based employee compensation expense determined
  under fair value based method for all employee awards, net
  of related tax effects                                                  (10,305)         -
                                                                    -------------  ----------
Pro forma net loss applicable to common stockholders                $    (951,695) $(448,390)
                                                                    =============  ==========

Pro forma net loss per share applicable to common stockholders:
As reported:
Basic and diluted                                                   $      (0.03)  $   (0.02)
Pro forma:
Basic and diluted                                                   $      (0.04)  $   (0.02)


The pro forma effect on net loss may not be representative of the pro forma effect on net income or loss of future years due to, among other things: (i) the vesting period of the stock options and the (ii) fair value of additional stock options in future years.

During March and August of 2004, the Company issued options to purchase 330,000 and 300,000 shares of common stock of the Company, respectively, to non-employees which vested immediately. The weighted average fair value at date of grant for the options granted during the first nine months of 2004 was $0.042. In accordance with SFAS 123, the Company recognized $26,798 in expense during the nine-month period ended September 30, 2004 related to these and other previously issued options to consultants which vested during the period.

For the purposes of the above, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:



                               2004            2003

Dividend yield                 0.0%            0.0%
Expected volatility       1.094 - 1.122   1.229 - 1.316
Risk-free interest rate       4.50%           4.50%
Expected life in years          2             1 - 3


2.  Related  party  transactions:

During the nine months ended September 30, 2004, the Company repaid $10,054 on notes payable to two officers of the Company, as well as $25,000 to a shareholder and former director under an arrangement entered into in December 2003. The Company also borrowed and repaid approximately $25,000 from a company in which its Chairman is a partner.


In August 2004, in an effort to improve its working capital position, the Company issued 739,423 common shares and warrants to purchase 739,423 common shares at $0.20 per share to two individuals and a company in exchange for approximately $107,000 in notes payable plus accrued interest owed them by the Company. One of the individuals is an officer of the Company, one is a business partner of the Company's Chairman, and the company is affiliated with the father of the Company's Chairman. Based on calculations using Black-Scholes, the fair value of the warrants issued to the three parties was $38,533. This amount is reflected in interest expense and additional paid-in capital for the periods ended September 30, 2004.



3.  Notes  payable

In April 2004, the Company reached an agreement with its largest creditor under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of his three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company. The Company also agreed to pay the creditor cash interest at an annual rate of 8% retroactive to the signing of the notes, and monthly at an annual rate of 8% on the new total of $375,000 in notes, with $750 of the monthly interest due being paid in cash and the remainder being paid in stock at a rate of $0.20 per share. For the period of March through September of 2004, the Company issued 56,667 shares to the creditor for $11,333 of interest owed under this arrangement. In August 2004, the creditor extended the maturity dates of the notes to October 31, 2004, and converted $50,000 of his $210,000 convertible note to 250,000 shares of common stock of the Company. The Company is currently in discussions with the creditor regarding another extension of the maturity dates of the creditor's notes.

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

Effective June 30, 2004, a creditor of the Company converted $71,640 in principal and $8,876 in accrued interest into 375,000 shares of the Company's common stock and a warrant to purchase 375,000 shares of common stock at $0.25 per share. Based on a calculation using Black-Scholes, the warrant's fair value at that date was $27,750. This amount is reflected in interest expense and additional paid-in capital for the nine-month period ended September 30, 2004.

During the six-month period ended June 30, 2004, the Company repaid a stockholder $7,543 owed to him under a short-term note, and made $3,725 in payments to a financial institution.

4.  Stock  transactions:

During the nine months ended September 30, 2004, the Company received $127,850, net of offering costs of $900, for the issuance of 858,333 shares of common stock and warrants to purchase 858,333 additional shares for $0.25 per share. A total of 1,340,000 shares of common stock were issued during the nine month period to consultants in return for $197,100 in services, and the Company received $109,500 in cash proceeds upon the exercise of 630,000 options issued to consultants during the period.

In order to provide the Company with working capital, a Canadian brokerage firm sponsored a private placement of up to $300,000 in Special Warrants, which are convertible into shares of common stock of the Company at $0.20 per share, and also provide the purchaser with a warrant to purchase an equal number of shares of common stock of the Company for a period of two years at $0.30 per share. The Special Warrants will automatically convert at the earlier of i) an effective registration statement filed with the Securities and Exchange
Commission or receipt of a qualified prospectus by a Canadian provincial authority, whichever comes later; or ii) one year from their date of issue. As of June 30, 2004, when the Special Offering was closed, the Company had issued $188,775 in Special Warrants, net of issuance costs of $43,625.

In 2001, PCT issued 391,200 shares of its common stock in return for $391,200 in cash proceeds. Based on a review of Company records during 2003, Company management determined that associated warrants to purchase 391,200 shares of common stock at $1.50 per share were never delivered to the purchasers subsequent to their investment. Company management also determined this to be the case with 255,000 shares issued by the Company between January and June 2002 in return for $255,000 in cash proceeds, for which warrants to purchase 255,000 shares at $1.50 per share should have been delivered. According to Company records, all such warrants should have been exercisable for a period of two years from their date of issuance; therefore, the warrants owed to investors from 2001 expired without being delivered to the investors. In order to fulfill the terms of their investment, in January 2004 the Company offered new warrants to each of the investors whose funds were received in 2001 and during the first six months of 2002 in order to permanently replace those that were never issued. Terms of the new warrants allowed the investors to purchase one share of Series A Preferred Stock for $2.50 per share for every $10 originally invested in the Company. The Preferred Stock will pay a 7% annual dividend, on a quarterly basis, in the form of Company common stock. The Preferred Stock is convertible into common shares of the Company on a 1 for 10 basis at any date through June 30, 2005. On that date, all outstanding Preferred Stock will convert to common stock on a 1 for 10 basis. The new warrants to purchase Preferred Stock were to be exercised on or before April 30, 2004. A total of 5,000 shares of Series A Preferred Stock were purchased through the exercise of the warrants. Preferred stock dividends of $420 were accrued in the form of 2,193 shares of common stock of the Company.

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

6.  Legal  matters

In May 2003, the Company was sued by a former Board member seeking recovery for the value of 350,000 shares, or $209,500, and $120,000 due his firm under a retainer agreement between the Company and his firm. The former Board member had previously signed a settlement agreement with the Company in which he agreed to cancel all potential claims against the Company and its directors in return for 150,000 unregistered shares trading at a value of $0.60 or higher. In October 2004 we reached an agreement with the former board member to settle the case. Under the Settlement Agreement and Release, we made a cash payment to the former director of $10,000 during October 2004, and are scheduled to make cash payments of $20,000 in January 2005 and $25,000 in October 2005.


The Company, along with the current officers and board members and several former directors, were sued by a former director and his son for, among other things, breach of contract for unlawful termination and failure to provide stock. The alleged breaches and other claims all stem from their service as director of the Company and chief financial officer, respectively, for part of 2001 and part of 2002. The aggregate amount of damages claimed is not specified. The case is proceeding in the state court in Denver, Colorado. Several of the individually-named defendants have been voluntarily dismissed by the plaintiffs. The Company plans to vigorously defend itself and its current directors and officers, and filed a counterclaim against the plaintiffs for non-performance and breach of fiduciary duties. This counterclaim was allowed to proceed by the court over the objection of the plaintiffs. No assurance can be given, however, as to the ultimate outcome of the case.

7.     Convertible  debt  and  investment  agreement

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") which was amended on August 26, 2004 and on
September 24, 2004. Under the terms of the amended arrangement, the Company received $100,000 under a convertible debenture on August 11, 2004, $25,000 on August 26, 2004, and $125,000 under the debenture on September 27, 2004. Interest accrues on the debenture at an annual rate of 8%. As of September 30, 2004, the debenture was convertible into common shares anytime prior to its maturity on August 10, 2007 at the lesser of (i) 75% of the lowest closing bid price on the date of conversion, or (ii) twelve and a half cents ($0.125). Any portion of the debenture that remains outstanding at August 10, 2007 will automatically convert into common shares. The number of shares converted at any time is limited so as not to exceed 4.99% of the outstanding shares of Nighthawk common stock outstanding. In addition, Dutchess was issued a warrant to purchase up to 250,000 shares of common stock at a price of twelve and a half cents ($0.125) for a period of up to five years. The Company has recognized a debt discount of $18,750 which represents the fair value of the warrant on its date of issuance, and has recorded a beneficial conversion feature of $83,333 based on the debenture's terms for conversion as of September 30, 2004. The Company also issued a placement agent fee $12,500 in cash and 100,000 shares of common stock, valued at $12,500, for the issuance of the debenture. The Company also incurred fees of $7,500 related to the issuance of the debenture. All fees associated with the issuance of the debenture have been capitalized and will be amortized over the period the debenture is outstanding. On October 10, 2004, the conversion rate of the debenture was lowered to 73% subject to a penalty clause in the Company's agreement with Dutchess. The Company recorded an additional beneficial conversion feature of $9,132 related to this change subsequent to September 30, 2004.

The Company also signed an investment agreement with Dutchess on August 10, 2004 under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. The Company issued 2.0 million shares to the placement agent involved in this transaction with Dutchess and incurred an additional $7,500 in costs related to the issuance of the investment agreement. The Company has recorded the fees and costs related to the investment agreement as an offset to additional paid-in capital in the accompanying financial statements. The Company also signed a consulting agreement with a company in which an employee of Dutchess is a member of management. Under the agreement, the company was issued 500,000 shares of Company common stock.

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

The Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net sales for the three month period ended September 30, 2004 were $221,723 as compared to $209,279 for the corresponding period of the prior year, an increase of 6% between periods presented. During the three months ended September 30, 2003, two customers represented approximately 71% of the Company's total sales volumes. During the three months ended September 30, 2004, three customers represented approximately 78% of the Company's revenues.

Cost of goods sold increased by $18,406 or 11% to $163,786 for the three months ended September 30, 2004 from $145,380 for the corresponding period of the prior year, and increased as a percentage of revenues between the periods from 69% in 2003 to 74% in 2004. Approximately 72% of the Company's revenues were produced by sales of the Company's electric utility products, which traditionally produce lower margins on a per-unit basis, and only 11% were produced by sales of the Company's rebooting unit, which traditionally produces higher margins on a per-unit basis. During last year's period, approximately 34% of the Company's revenues were produced by sales of its rebooting product. As a result of the mix of products sold, the Company's gross margin decreased from 31% to 26% from last year's period to this year's period.

Selling, general and administrative expenses for the three months ended September 30, 2004 increased by $60,129 or 17% to $348,005 from $287,876 for the three month period ended September 30, 2003. Although amounts incurred for salaries and related benefits declined between the periods presented, the Company accrued $55,000 during the current year period for the settlement of a claim with a former board member, and incurred approximately $100,000 in non-cash expenses related to consultants during the current year period.

Interest expense increased by approximately $121,531 between the three-month periods presented. The increase was due in large part to the recording of approximately $83,000 in expense during the current year period related to the non-cash, beneficial conversion feature of the debenture agreement between the Company and Dutchess Private Equities, L.P. ("Dutchess"). In addition, the
Company recognized $38,533 in interest expense during the quarter ended September 30, 2004 associated with the fair value of warrants given to three entities for the conversion of approximately $157,000 in notes payable and accrued interest to common stock and warrants to purchase common stock.

The  net  loss  from  continuing operations for  the  three-month  period  ended
September  30,  2004  was $421,438 compared  to  $233,816  for  the  three-month period ended September 30, 2003. Although revenues increased during the period, the increase in net loss from continuing operations was due almost entirely to the increases in selling, general and administrative expenses and interest expense noted above. The majority of these expenses were non-cash expenses.

After giving consideration to prior year results for the Company's discontinued airtime operations in 2003, for which the Company recognized a gain of $92,443 during July 2003, the net loss per share was $0.01 for both periods presented.

The Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net sales for the nine month period ended September 30, 2004 were $485,948 compared to $904,551 for the corresponding period of the prior year.
Approximately $642,231, or 71% of the product sales during the period ending September 30, 2003 came from two customers who placed orders totaling approximately $816,000. These orders were for the Company's NH2 rebooting device for a kiosk manufacturer and operator, and load control units for an electric utility customer. The NH2 order was substantially completed during fiscal 2003, while the load control unit order was completed during the period ending September 30, 2004. Although the Company processed orders for more customers during the 2004 period than it did during the 2003 period, the orders were smaller in the current year period than the prior period.

Cost of goods sold decreased by $178,570 or 52% to $344,409 for the nine months ended September 30, 2004 from $522,979 for the corresponding period of the prior year, but increased as a percentage of revenues between the periods from 58% in 2003 to 71% in 2004. This increase was largely due to the increase in production efficiency that that Company experienced in the prior year's period given the two large orders it was producing during that period. The Company currently produces all its units in-house and maintains a staff of three persons for such purposes. Salaries and benefits for these personnel are recorded as a direct cost of sales regardless of the number of products produced. As the number of units produced rises, the direct labor cost associated with each unit typically decreases. In addition, the Company sold a larger number of its rebooting devices during last year's period than it did during this year's period, and the Company produces a relatively higher margin on a per-unit basis on this product. As a combined result of these factors, the Company's gross margin decreased from 42% to 29% from last year's period to this year's period.

Selling, general and administrative expenses for the nine months ended September 30, 2004 decreased by $22,996 or 3% to $888,950 from $911,946 for the nine month period ended September 30, 2003. Although the Company incurred costs of $55,000 for a legal settlement with a former director, approximately $197,000 in consulting fees for product marketing and investor relations, and costs for the development of the Company's satellite-based unit during the nine-month period ended September 30, 2004, these costs were more than offset by reductions between the 2003 and 2004 periods presented in personnel and personnel-related costs, as well as a decrease in professional fees from legal and auditing services.

During the period ending September 30, 2003, the Company canceled 300,000 shares of common stock previously issued to a consultant during 2002. A $39,000 reduction in consulting expense was recorded during the second quarter of 2003 related to this cancellation, as the Board determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

Interest expense increased by approximately $158,572 between the nine-month periods presented, due to the value of warrants issued to creditors who exchanged approximately $237,000 in notes and accrued interest for the warrants and common stock, and the recognition of approximately $83,000 in beneficial conversion expense related to the debenture agreement between the Company and Dutchess.

The net loss from continuing operations for the nine-month period ended September 30, 2004 was $940,970 compared to $526,361 for the nine-month period ended September 30, 2003. The increase was due to the near-completion of the two large orders discussed above that produced increased revenues during the first nine months of 2003, coupled with increases in consulting expenses and interest expense recorded during the 2004 period.

After giving consideration to prior year results for the Company's discontinued airtime operations in 2003, for which the Company recognized a gain of $92,443 during July 2003, the net loss per share was increased from $0.02 to $0.03 between periods.

Liquidity  and  Capital  Resources

The  Company's  financial  statements  for  the  three  and  nine  months  ended
September 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2004, the Company reported a net loss of $941,970, and has a stockholders' deficit of approximately $950,000 and a working capital deficiency of approximately $719,000 as of September 30, 2004.

The Report of Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2003 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the nine-month period ended September 30, 2004, the Company used cash of approximately $600,000 in its normal operating activities. The Company raised approximately $439,000 during the nine months from the sale of common stock, warrants to purchase common stock, and preferred stock. Approximately $110,000 in cash proceeds were generated from the issuance of short term notes, and an additional $250,000 in proceeds were generated by the issuance of the convertible debenture with Dutchess. Funds provided from these issuances of debt and equity were used to fund the Company's operations during the period and to make approximately $102,000 in payments toward the Company's debt obligations during the quarter.

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

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") which was amended on August 26, 2004 and on
September 24, 2004. Under the terms of the amended arrangement, the Company received $100,000 under a convertible debenture on August 11, 2004, $25,000 on August 26, 2004, and $125,000 under the debenture on September 27, 2004. Interest accrues on the debenture at an annual rate of 8%. The debenture can be converted into common shares anytime prior to its maturity on August 10, 2007 at the lesser of (i) 73% of the lowest closing bid price on the date of conversion, or (ii) twelve and a half cents ($0.125). Any portion of the debenture that remains outstanding at August 10, 2007 will automatically convert into common shares. The number of shares converted at any time is limited so as not to exceed 4.99% of the outstanding shares of Nighthawk common stock outstanding. In addition, Dutchess was issued a warrant to purchase up to 250,000 shares of common stock at a price of twelve and a half cents ($0.125) for a period of up to five years. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. Although the amount and timing of specific cash infusions available under the entire financing arrangement cannot be predicted with certainty, the arrangement represents a contractual commitment by Dutchess to provide funds to the Company. Although no assurance may be given that it will be able to do so, the Company expects to be able to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts.

A challenge faced by the Company is the ability to purchase and maintain an inventory of parts necessary to complete orders as quickly as possible after they are received. If the Company is able to complete orders more quickly, it can generate and collect cash from its contracts more quickly. The Company generates recurring orders from several of its customers; therefore, the expeditious completion of orders could lead to the generation of additional orders from existing customers and improved cash flows for the Company. Also, as noted earlier, the Company's cost of production will be higher on a per unit basis if it does not maintain minimum levels of production in its facility. Delays caused by the purchasing of parts during the nine-month period ending September 30, 2004 resulted in higher production costs per product because the Company has some fixed costs associated with production of units, and therefore decreased cash inflows during the period. The delays in purchasing also result in a delay in receiving follow-up orders from the customers.

In an effort to assist the Company in completing orders for customers in a more expeditious manner, in August 2004 the Company's largest creditor loaned the Company an additional $60,000. Proceeds from this loan were used to purchase parts required to complete orders held at that time by the Company, and the creditor is being repaid from the receipts generated by the orders, plus 10% annual interest. Although no assurance may be given that it will be able to do so, the Company anticipates that it will also be able to utilize its investment agreement with Dutchess to assist it in processing orders more expeditiously. As a result of funds expected to be raised subsequent to September 30, 2004 the Company believes that it will be able to initiate a sales and marketing plan designed to utilize direct sales efforts, as well as indirect sales efforts through dealer networks and through improvements to its own web site. The Company also plans to utilize funds generated through debt and equity arrangements to expedite the production of the orders it receives in an effort to improve the Company's ability to generate cash flows from operations on a recurring basis. Additionally, in order to lessen the Company's dependence on securing large contracts for recurring cash flows, the Company is in the initial stages of developing a consumer-based product, which it believes may eventually produce recurring cash flows from sales.

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

PART  II  -  OTHER  INFORMATION

Item  1   Legal  proceedings

Charles McCarthy vs. Nighthawk Systems, Inc., Case no CV03-5406, Second Judicial District Court, County of Washoe, State of Nevada. In May 2003, the Company was sued by a former Board member seeking recovery for the value of 350,000 shares, or $209,500, and $120,000 due his firm under a retainer agreement between Peregrine Control Technologies, Inc. and his firm. The former Board member had previously signed a settlement agreement with the Company in which he agreed to cancel all potential claims against the Company and the Company's directors in return for 150,000 unregistered shares trading at a value of $0.60 or higher. In October 2004 the Company reached an agreement with Mr. McCarthy to settle the case. Under the Settlement Agreement and Release, the Company will pay McCarthy $55,000 in three payments over the course of one year from the date of the settlement.

Lawrence Brady and Mark Brady vs. Peregrine Control Technologies, Inc., et al., District Court, City & County of Denver, Colorado. In April 2004, the Company, along with the current officers and board members and several of the Company's former directors, were sued by a former director and his son for, among other things, breach of contract for unlawful termination and failure to provide stock. The alleged breaches and other claims all stem from their service as our director and chief financial officer, respectively, for part of 2001 and part of 2002. The aggregate amount of damages claimed is not specified. The Company filed a counterclaim against the Bradys for non-performance and breach of fiduciary duties. This counterclaim was allowed to proceed by the court over the objection of the Bradys.

Item  2   Changes  in  securities  and  use  of  proceeds

      None


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

                                                 Nighthawk  Systems,  Inc.
                                                 (Registrant)


Date:  November  22,  2004                       By:  /s/  H.  Douglas  Saathoff
                                                 ------------------------------
                                                 H.  Douglas  Saathoff
                                                 Chief  Executive  Officer  and
                                                 Chief  Financial  Officer