Form 10KSB
period 2004-12-31
NIGHTHAWK SYSTEMS INC
filed 2005-04-15
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                           COMMISSION FILE NO. 0-30786

                             NIGHTHAWK SYSTEMS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

               NEVADA                           87-0627349
               ------                           ----------
   (State or other jurisdiction of      (IRS Employer Identification
     incorporation or organization)               No.)

                             10715 GULFDALE, STE 200
                            SAN ANTONIO, TEXAS  78258
                                 (210) 341-4811
                                 --------------
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.  Yes[x]   No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Registrant's  revenues  for  its  most  recent  fiscal  year  were  $610,180.

As of April 12, 2005 there were 36,507,560 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

Transitional  Small  Business  Disclosure  Format Used (Check one): Yes[ ] No[x]



TABLE  OF  CONTENTS


                    PART I
Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure

Item 8A. Controls and Procedures

                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(A) of the Exchange Act of 1934, as amended

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits, Financial Statements and Reports on Form 8-K

Item 14. Principal Accountant Feeds and Services

Signatures and Certifications



                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

General

Nighthawk Systems, Inc. ("Nighthawk" or "the Company") designs and manufactures intelligent remote power control products that are easy to use, inexpensive and can remotely control virtually any device from any location. Our proprietary, wireless products are ready to use upon purchase, so they are easily installed by anyone, regardless of technical ability, and are also easily integrated into third-party products, systems and processes. They allow for intelligent control by interpreting instructions sent via paging and satellite media, and execution of the instructions by 'switching' the electrical current that powers the device, system or process. Our intelligent products can be activated individually, in pre-defined groups, or en masse, and for specified time periods with a simple click of a mouse or by dialing a telephone number.

Our products have been uniquely designed and programmed to be simple and ready to use upon purchase by anyone, almost anywhere, at affordable prices. As such, it is the Company's goal to have its products become commonplace, accepted and used by businesses and consumers alike in their daily routines.

We save consumers and businesses time, effort and expense by eliminating the need for a person to be present when and where an action needs to be taken. By utilizing existing wireless technology, we give our users the flexibility to move their application from place to place, without re-engineering their network. Currently, most commercial control applications utilize telephone or Internet connections, which tether the system to a single location and have associated installation and monthly charges. Our products make companies more profitable by eliminating installation costs and monthly charges for telephone or Internet connections, and allow control of unmanned or remote locations that operate on traditional electrical power, solar or battery generated power.

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

PCT was originally incorporated as a Colorado company in 1992, and operated as a family-owned business specializing in paging repair. Through knowledge gained in the operation of the business, the Company began developing a specialized circuit board that could receive paging signals and switch electrical power. In its simplest form, the technology gave the user the ability to turn devices "on" or "off" from or to remote sites. Through limited marketing, the Company was able to solve specific control problems for both large and small companies through customization of the original circuit board.

As  of  the  date  of  this  report,  the Company has eight full time employees.

MISSION  STATEMENT

To become the premier provider of intelligent, wireless remote power control products and services that allow businesses and consumers to save time and money through more efficient management of resources.

THE  MARKETPLACE

The controls industry is characterized by companies that sell remote asset management and tracking systems and related products. It is the Company's belief that there is almost no limit to the size of the remote control market; the application of remote control is limited only by one's imagination. Companies both large and small are seeking ways to save money and lower the risk of liability by replacing processes that require human intervention with processes that can be controlled remotely without on-site human intervention. Today, the remote control of physical assets and processes is performed primarily through the use of telephone and Internet based systems. However, these connections are expensive, requiring high monthly fees, and more importantly, they restrict the remote control to the availability of the physical connection between the person operating the remote control and the asset to be controlled. In contrast, Nighthawk's products are wireless and can therefore be operated from any location, without our device being connected to a telephone line or Internet connection. This means that the asset does not have to be tethered to a fixed location in order to be accessed. Moreover, Nighthawk's products are designed to work with a variety of wireless media including paging and satellite-based systems. Almost any device that runs off of an electrical current, whether battery, solar or line generated, can be controlled by a Nighthawk device. The Company has identified primary markets (Electric Utility, IT Professional, Emergency Management and Traffic Control), as well as secondary markets (Irrigation, Outdoor Advertising, Oil/Gas and Security) for its products.

TECHNOLOGY  AND  PRODUCTS

Nighthawk products have been in service for over six years, primarily to fit custom applications. Customers using Nighthawk products today include IBM, the Naval Air Warfare Center - Weapons Division, Mercury Online Solutions, and a number of electric utilities around the country. The Company has three distinguishing features that are not shared by its competitors in the market:
(i) its proprietary firmware and software (which together provide the intelligence for our solutions); (ii) the design of its products (which provides the ease with which they are installed and operated), and; (iii) the wireless-based medium typically used to operate its products (which allows for low cost access, security and flexibility). The Company's products are shipped ready for use and are pre-programmed before shipment to the customer.

Nighthawk's  products  and  suggested  applications:

-     NH1  &  NH100:  rebooting  or  on/off  applications  to  a  single device.
- NH8: rebooting or on/off applications for up to eight electrical devices from a single unit.
-     CEO700:  whole house disconnect/reconnect for the Electric Utility market.
-     PT1000:  designed  for OEM integration and control of up to eight devices.
- PT1-LC: designed for load control programs in the Electric Utility market.
- PT FAS: designed to aid in firehouse automation, the PT FAS will simultaneously print instructions, activate alarms, turn on lights, turn off stoves, open baydoors and activate outdoor flashing lights. The PT FAS is a low cost way for fire departments to automate critical tasks.
-     Hydro  1:  remote  irrigation  control.
-     AL100:  remote  public  alert  systems.
- ST1500: utilizing the Orbcomm satellite system, the ST1500 allows for rebooting and on/off applications for up to three devices anywhere in the world.

All of Nighthawk's products can be and have been modified to fit custom applications.

Through innovative engineering, Nighthawk's products typically utilize a common paging signal found virtually worldwide. Paging is often used because it is very secure, inexpensive, and easy to use. Customers can choose to source their own paging service or Nighthawk will arrange for the service directly. The Company also offers Windows-based software packages that enable customers to activate the remote control units from a PC. Paging, when combined with Nighthawk's proprietary firmware and software, allows for a "group call" feature whereby a user can access multiple sites at the same time using a single paging number. This exponentially increases the functionality and ease of use of the products. It is important to note that the Company's products can be adapted to function with any wireless, or wireline-based, communications medium.

In September 2003, the Company signed an agreement to become a value-added reseller for Orbcomm, a low-earth orbit ("LEO") satellite system. This relationship expands Nighthawk's coverage beyond the reach of paging and cellular systems and allows the Company to offer global solutions for companies that have global needs. Additionally, satellite technology enables Nighthawk's products to be used in conjunction with monitoring equipment due to the two-way communication capability. Unlike paging, which allows for one-way communication, satellite communications allow the customer to get confirmation from the device that the control has been effectuated or that the flow, for example, of liquids being monitored has been shut off or turned on, as the case may be.

The Company completes the assembly of its products at its Denver, Colorado facility. The Company sub-contracts for assembly of various components, and utilizes several vendors for parts that do not require assembly. Parts and sub-assembly services are widely available. During the final assembly process, individual units are programmed depending on their destination or customer requirements, tested, and then shipped to the customer for installation.

In July 2003, the Company sold back the assets and liabilities it had acquired from Vacation Communication, Inc. in September 2001 to the original owners of Vacation Communication, Inc. The assets disposed of in the sale consisted primarily of a retail paging customer base. The Company now purchases wholesale paging services from paging carriers, including Vacation Communication, Inc., for regional, nationwide and international coverage. The Company utilizes these paging carriers to offer paging services to customers that buy Nighthawk products, but do not have their own private paging networks. Several customers own their own private paging networks and, hence, do not require Nighthawk to arrange for their paging services.

PATENTS  PENDING

The Company has two patent applications pending at the U.S. Patent Office: one is titled "Remote Disconnect for Utility Meters" and is for whole house disconnect systems, and the second is titled "Paging Remote Disconnect Systems" and is for the remote wireless control for turning on and off electrical and telephonic lines.

Under the first patent application, the user dials a pager number that is pre-programmed into the unit. The paging service then transmits a signal to a radio frequency ("RF") receiver in the module. The signal is then decoded and sent to a processor. The processor then causes a relay to open or close in accordance with the decoded signal in order to connect or disconnect the electrical power.

Under the second application, a user simply plugs the power cord or telecommunication line of their device, such as a computer or appliance, into the outlet of the module. The user is then able to dial a pager number that is pre-programmed. The paging service then transmits a signal to an RF receiver in the module. The signal is then decoded and sent to a processor. The processor then causes a relay to open or close in accordance with the decoded signal in order to activate the power supply or to turn the power off to the electronic device or to connect or disconnect the telecommunications line.

COMPETITION

We have three distinguishing features that are not shared by our competitors in the market: (i) our proprietary firmware and software, which together provide intelligent solutions; (ii) the design of our products, which provides the ease with which they are installed and operated; and (iii) the wireless-based medium typically used to operate our products, which allows for low cost access, security and flexibility.

Utility competition. Two of our competitors, Comverge, Inc. and Canon Technologies, Inc. evolved from software companies, and advertise that they provide complete, end-to-end solutions for utility load management. Their services are relatively expensive, and must be engineered into the utility's network. As an alternative, we offer equipment that is off-the-shelf and ready to use upon purchase, is easily installed and much less expensive. It is our belief that we offer a much more affordable solution that allows the utility to utilize information which already exists within its own network. Paging offers inexpensive and reliable access to the units, and also allows for a group call feature that enhances the ability to implement an effective load control program. As evidence of this, the Alabama Municipal Electric Authority ordered 5,000 Nighthawk load control circuit boards as part of a retro-fit of technology originally installed by Fisher Pierce. In addition, we repaired load control units during 2004 that were originally manufactured by KeySpan Energy and sold to PECO Energy. In light of advances made by us, KeySpan Energy no longer makes load control units, but has recommended to PECO Energy that they contact us for their load control needs. There is one other competitor that provides paging-based control boards and represents the closest direct competition to us, BLP Components, Ltd. This competitor provides components to us, and entered into the market when we were experiencing financial difficulties. The paging technology utilized by this competitor limits their coverage to urban areas. There is another competitor by the name of Telemetric Corporation within the electric utilities market, but their product is more expensive because it utilizes cellular technology, and it also does not afford the same coverage area as paging.

Rebooting competition. Remote rebooting of computers has historically utilized telephone lines or Internet-based technology to access the product. To our knowledge, we are the only company that offers paging-based rebooting units. Our units are competitively priced in comparison to alternative products, and offer the distinct advantage of being wireless, thus allowing the units to be moved from place to place without moving lines and incurring installation charges.

Wireless competition. Wireless remote control through the use of radio signals has historically been performed utilizing private system data radios, cellular telephones, or satellite-based systems. While our technology can be modified to utilize any of these wireless media, our core expertise has been in the use of paging. This medium, combined with our proprietary technology, allows for a high level of security, the lowest overall cost and greatest control flexibility. Only a handful of small, undercapitalized companies utilize paging for this purpose. To our knowledge, we are the only company emphasizing paging technology that manufactures a product that is ready-to-use upon receipt.

SALES  AND  DISTRIBUTION

The Company believes that it has the opportunity to meet current demand for applications of its technology within specific markets, and to create opportunities in many other markets as well. Despite historically having little or no marketing resources to target these markets, customers in our targeted markets have found that the Company's technology successfully meets their needs. As such, Nighthawk will focus significant direct, and supplier-based, sales efforts in these industries.

Nighthawk's intelligent products attach to existing customer hardware and act as a "brain", receiving wireless instructions sent from a remote location, allowing the hardware to perform as instructed. As mentioned above, Nighthawk's products are typically set up to receive these instructions via a paging protocol, which allows for secure, reliable and low cost operation. Nighthawk products literally serve as the "intelligence" between the wireless service medium and the hardware that must perform the desired action. As such, we believe substantial opportunities exist to partner with wireless service providers as well as hardware manufacturers and dealers, each of which stand to gain from the use of Nighthawk's products. The Company will also attempt to establish itself as a supplier of products to paging and other wireless service providers, and establish dealer networks in a number of markets, including, but not limited to, computer controls, utilities, irrigation, traffic control, and wide area notification.

In early 2005, the Company expanded its sales force, hiring two seasoned sales professionals and has also established relationships with a number of distributors that service the electric utility industry

PREDECESSOR  OPERATIONS

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

The acquisition of Coaching Institute, Inc. was recorded using the purchase method of a business combination. Operating activities have been included from Coaching Institute in the consolidated financials since June 21, 1999. Due to the common ownership of Coaching and LSI, the Company valued the acquisition of Coaching Institute at its historical cost, which was $34,728.
..
In November 2001, the Company sold the assets and liabilities of Coaching Institute, Inc. to a major shareholder. The Company recognized a loss on the sale of $574,236. At the time of the reverse acquisition of PCT, the Company had no assets or liabilities, or ongoing operations.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company's sales and operations departments are in leased facilities located at 8200 East Pacific Place, Suite 204, Denver, Colorado. The lease for this facility expired on March 2002, but the Company has maintained use of the facilities on a month-to-month basis since that time. The leased property consists of approximately 2400 square feet, for which the Company pays $1,650 per month. It consists of office space and a manufacturing floor. The Company's executive offices are located in 679 square feet of leased office space at 10715 Gulfdale, Suite 200, San Antonio, Texas. The Company leases the space at a monthly rate of $815.

ITEM  3.  LEGAL  PROCEEDINGS

In May 2003, the Company was sued by a former Board member, Charles McCarthy, seeking recovery for the value of 350,000 shares, or $209,500, and $120,000 due his law firm under a retainer agreement between the Company and his firm. McCarthy had previously signed a settlement agreement with the Company in which he agreed to cancel all potential claims against the Company and its directors in return for 150,000 unregistered shares trading at a value of $0.60 or higher. In October 2004 we reached an agreement with him to settle the case for $55,000. Under the Settlement Agreement and Release, we made a cash payment to McCarthy of $10,000 during October 2004, a cash payment of $15,000 in January 2005 and will settle the remaining balance in the fourth quarter of 2005.

The Company, along with the current officers and board members and several former directors, were sued by Lawrence Brady, a former director of the Company, and his son Mark Brady, who served for a period of time as Chief Financial Officer, for, among other things, breach of contract for unlawful termination and failure to provide stock allegedly promised. The alleged breaches and other claims all stem from their service as director of the Company and chief financial officer, respectively, for part of 2001 and part of 2002. The aggregate amount of damages claimed is not specified. The case is proceeding in the state court in Denver, Colorado. Several of the individually-named defendants have been voluntarily dismissed by the plaintiffs. The Company plans to vigorously defend itself and its current directors and officers, and filed a counterclaim against the plaintiffs for non-performance and breach of fiduciary duties. This counterclaim was allowed to proceed by the court over the objection of the plaintiffs. No assurance can be given, however, as to the ultimate outcome of the case.

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits have not had, and will not have, a material adverse effect on the Company's financial position, cash flow or results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a shareholder vote in 2004. However, the Company held a special shareholders' meeting on January 6, 2005 to vote to increase the number of authorized common shares. The results are as follows:

          1. To approve an amendment to the Amended and Restated Articles of Incorporation of Nighthawk Systems, Inc. to increase the number of authorized shares of our common stock from 50,000,000 to 200,000,000

                VOTES FOR       VOTES AGAINST       ABSTENTIONS
                17,833,098        1,585,559           102,600


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

The following is a table of the high and low bid prices of our stock for each of the four quarters of the fiscal years ended December 31, 2004 and 2003, and the first quarter of fiscal 2005:




QUARTER ENDED. . .  HIGH  LOW   QUARTER ENDED       HIGH   LOW
------------------  ----  ----  ------------------  -----  -----

December 31, 2004.  0.23  0.09  December 31, 2003   $0.29  $0.15
September 30, 2004  0.25  0.12  September 30, 2003   0.32   0.15
June 30, 2004. . .  0.38  0.20  June 30, 2003        0.72   0.25
March 31, 2004 . .  0.35  0.18  March 31, 2003       0.73   0.20

These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)  Security  Holders

The number of record holders of our common stock at year-end 2004 was 197 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c)  Dividends

There have been no cash dividends declared or paid since the inception of the company, and no cash dividends are contemplated in the foreseeable future. The company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries.

(d)  Sales  of  Unregistered  Securities

During the three month period ended September 30, 2002, we received a total of $168,900 in exchange for 1,524,000 unregistered shares of our common stock and 1,524,000 warrants. The warrants are exercisable for 2 years from their date of issuance, with 435,000 exercisable at $0.75 per share, and the remainder at $0.20 per share.

Subsequent to September, 30, 2002, we received $42,500 in exchange for 425,000 unregistered shares of our common stock and 425,000 warrants with exercise prices of $0.20 which are exercisable for two years from their date of issuance.

In October 2002, the Board of Directors agreed to issue Steven H. Jacobson, the Chief Executive Officer, 1,000,000 unregistered shares of our common stock in lieu of approximately $120,000 in unpaid cash compensation that was due him under his employment contract for the period from December 1, 2001 through September 30, 2002.

In 2002, we sold 2,479,000 shares of common stock to twenty-one investors for cash at a weighted average price of $0.45 per share. Warrants to purchase
2,479,000 shares of common stock were also included in these sales at an exercise price of $0.25 per share for 1,869,000 of the warrants and at $0.75 per share for 435,000 of the warrants. We did not publicly offer the securities and the investors were all accredited investors. No underwriters were involved in the sales.

In 2003, we sold 1,575,000 shares of common stock to seven investors for cash at a weighted average price of $0.17 per share. Warrants to purchase 1,575,000 shares of common stock at an exercise price of $0.25 per share were also included in these sales. We did not publicly offer the securities and the investors were all accredited investors. No underwriters were involved in the sales.

Between January 1, 2004 and March 31, 2004, we sold 858,333 shares of common stock to nine investors for cash at a price of $0.15 per share. Warrants to purchase 858,333 shares of common stock at an exercise price of $0.25 per share were also included in these sales. We did not publicly offer the securities and the investors were all accredited investors. No underwriters were involved in the sales.

Between May 31, 2004 and June 15, 2004, we sold 1,162,000 Special Warrants to five investors for cash at a price of $0.20 per Special Warrant. Each Special Warrant is convertible into one share of our common stock and one warrant to purchase a share of our common stock at an exercise price of $0.30 per share. First Associates Investments, Inc. was the underwriter in this offering. They received a commission of 8% of the total proceeds raised and the right to purchase 12.5% of the amount of the Special Warrants sold in the offering, or 142,250 Special Warrants.

The securities described immediately above were issued to investors in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as set forth in Section 4(2) under the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchases of the securities described immediately above this paragraph represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for investment purposes only and not for distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act of 1933 and that any resale must be made pursuant to a registration statement or an available exemption from such registration. Each participant in the offering or offerings described above was given access to full and complete information regarding us, together with the opportunity to meet with our officers and directors for purposes of asking questions and receiving answers in order to facilitate such participant's independent evaluation of the risks associated with the purchase of our securities.

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

The following information should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2004 and 2003.

General

The Company's financial results include the accounts of Nighthawk Systems, Inc. (formerly Peregrine, Inc.) and its subsidiary, Peregrine Control Technologies, Inc. ("PCT"). Effective February 1, 2002, the two companies were brought together under common management through an acquisition in which Peregrine, Inc. acquired all of the outstanding shares of PCT. Because Peregrine, Inc. issued more shares to acquire PCT than it had outstanding just prior to the acquisition, the transaction was accounted for as a reverse acquisition of Peregrine, Inc. by PCT. Peregrine, Inc. subsequently changed its name to Nighthawk Systems, Inc.

The Company designs and manufactures intelligent remote monitoring and power control products that are easy to use, inexpensive and can remotely control virtually any device from any location. Our proprietary, wireless products are ready to use upon purchase, so they are easily installed by anyone, regardless of technical ability, and are also easily integrated into third-party products, systems and processes. They allow for intelligent control by interpreting instructions sent via paging and satellite media, and executing the instructions by 'switching' the electrical current that powers the device, system or process. Our intelligent products can be activated individually, in pre-defined groups, or en masse, and for specified time periods with a simple click of a mouse or by dialing a telephone number.

Our products have been uniquely designed and programmed to be simple and ready to use upon purchase by anyone, almost anywhere, at affordable prices. As such, it is the Company's goal to have its products become commonplace, accepted and used by businesses and consumers alike in their daily routines.

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

During 2003, the Company spent a significant amount of time resolving corporate governance and operational issues. This process culminated in the resignation of the Company's Chief Executive Officer in March 2003, the resignations of five board members including one who served as the Company's Chief Operating Officer during 2002, the disqualification and subsequent resignation of a sixth board member, and the disposal of the Company's paging operations that were originally purchased during 2001.

The Company has historically had minimum funds available to it to support its operations and has been largely dependent on the private equity placements with accredited investors to fund its negative cash flows. As such, minimum capital has been available historically to fund and sustain sales and marketing efforts. In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") which was amended on August 26, 2004 and on September 24, 2004. Under the terms of the amended arrangement, the Company received a total of $250,000 under a debenture during the three-month period ended September 30, 2004. The Company also signed an investment agreement under which, subsequent to the December 2004 effectiveness of its SB-2 registration statement filed with the Securities and Exchange Commission
("SEC"),  Dutchess  has  agreed  to  purchase up  to  $10.0  million  in  common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. As is more fully explained in Liquidity and Capital Resources below, the Company began utilizing the investment agreement in December 2004 in order to implement a sales and marketing effort designed to generate revenues
during  2005.   This  effort  for  2005  should  include  the  following:

     - Hiring sales and marketing personnel. The Company plans to increase its sales force with experienced salespeople to effectively target existing and new markets. Those individuals that are specialized in a field will be assigned to those market applications of our products.

     - Product marketing including print media and attendance at trade shows. This method has proved the most effective for the Company to date, and it plans to increase its presence in the current space to attract new customers.

     - An improved Internet presence, including an e-commerce website for retail sales.

     - Leveraging existing customer relationships by up-selling new products or fully integrating systems with the Company's products.

     - The establishment of distribution and dealer networks. Through an effective dealer network, the Company can increase awareness in its products and utilize a dealer's sales force to actively promote its products.

     - New applications in irrigation control, civil defense and emergency management. The current product design can be altered with little cost to the Company to be effectively implemented into a wide array of fields. Through the commitment of funding, the Company can now research all possible applications and begin to market directly to new customers.

     - The development and launch of a product designed to be used for multiple purposes by consumers.

In addition to the marketing and sales objectives, the Company has identified the following strategic goals for 2005:

     - Joint ventures with wireless service providers and equipment manufacturers.

     - The identification of complementary products and companies for potential acquisition.

Comparison  of  Years  Ended  December  31,  2004  and  2003

Revenue

The components of revenue, including revenues from discontinued operations, and their associated percentages of total revenues, for the fiscal years ended December 31, 2004 and 2003 are as follows:




                                                     YEARS ENDED DECEMBER 31,
                                                    -------------------------
                                                        2004               2003
                                                        ----              -----

Product Revenues
-----------------------------------
Nighthawk NH1, NH2 & NH8. . . . . .  $                 186,492    31%  $  508,352   47%
PT1 LC. . . . . . . . . . . . . . .                     64,536    11%     319,615   30%
PT 1000 & PT Boards . . . . . . . .                     99,256    16%     128,914   12%
CEO 700 . . . . . . . . . . . . . .                    197,508    32%      28,557    3%
Other product . . . . . . . . . . .                     11,938     2%       5,945    0%
Freight . . . . . . . . . . . . . .                      6,848     1%      20,624    2%
                                     -------------------------  -----  ----------  ----
Total product revenues. . . . . . .                    566,578    93%   1,012,007   94%
Airtime sales . . . . . . . . . . .                     43,602     7%      18,786    2%
                                     -------------------------  -----  ----------  ----
Revenues from continuing operations                    610,180   100%   1,030,793   96%

Discontinued operations
-----------------------------------
Airtime sales . . . . . . . . . . .                          -     0%      45,880    4%
                                     -------------------------  -----  ----------  ----
Total revenues. . . . . . . . . . .  $                 610,180   100%  $1,076,673  100%
                                   ====================================================


Revenues from continuing operations are made up of product sales and airtime billed to customers for Nighthawk Systems, Inc. products, while revenues from discontinued operations consist of airtime revenues generated by the Company's paging operations, which were disposed of effective July 31, 2003. Revenues from continuing operations declined $420,613 or 41% between years primarily due to the completion of two large contracts during 2003. Combined, the two contracts contributed $749,600 or 74%, of total product revenues for 2003. One of the contracts was for the Company's Nighthawk NH2 product and produced revenues of $432,600 in 2003. The second contract was for the Company's PT1 LC product and produced revenues of approximately $317,000 in 2003. This contract was approximately 81% complete as of December 31, 2003. Sales of the Company's CEO-700 product increased $168,951 or 592% between years and offset to some degree the effects of the large 2003 contracts. During 2004 and 2003, the Company spent approximately $9,200 and $6,000, respectively, on product advertising due to limited availability of operating funds.

Cost of goods sold declined $219,730 or 33% between years and increased as a percentage of product revenues from 64% in 2003 to 72% in 2004. As a result, the Company's gross margin decreased from 36% in 2003 to 28% in 2004. This decrease in gross margin is due primarily to the overall decrease in product volume between years. Lower production volume limits the Company's ability to cover fixed costs of production. In addition, 47% of sales were generated by the Company's higher margin rebooting products during 2003 as compared to only 31% in 2004.

Selling, general and administrative ("SG&A) expenses stayed relatively flat, increasing $21,681, approximately 2%, from 2003 to 2004. The comparative figure for 2003 SG&A expenses is net of $333,000 related to the reversal of 2002 deferred compensation and the reversal of 2002 consulting expenses in 2003.
Although the Company reduced employee and employee related costs, insurance, telecommunications and travel costs, the reductions were more than offset by increased expenditures in 2004 for consulting and public relations related activities as well as $55,000 for a legal settlement with a former director.

During 2003, the Company canceled the remaining 300,000 shares that were originally issued to members of its board of directors during 2002, as it determined that the associated services were not performed. This resulted in a reversal of $300,000 of deferred compensation that was originally recorded in 2002. During the second quarter of 2003, the Company authorized the cancellation of 300,000 shares of common stock previously issued during 2002. A $33,000 reduction in consulting expense was recorded during the second quarter of 2003 related to this cancellation, as the Company's board of directors determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

The Company's loss from operations during 2004 was $1,140,117 as compared to a loss of $584,553 in 2003. The increased net loss was the result of decreased revenues and decreased gross margin in 2004 as well as the adjustments in 2003 operating expenses related to deferred compensation and consulting expenses.

Net interest expense for 2004 was $236,634 as opposed to $45,875 in 2003, an increase of $190,759. The increase in interest expense in 2004 is primarily due to the value of warrants issued to creditors who exchanged approximately $242,000 in notes and accrued interest for warrants and common stock, and the recognition of approximately $92,000 in beneficial conversion expenses related to the debenture agreement between the Company and Dutchess Private Equities, II, L.P.

Airtime sales were approximately $65,700 in 2003, $45,800 of which is included in discontinued operations. The majority of the airtime revenues produced during 2003 were produced by retail paging customers rather than by the Company's equipment customers. The Company sold the customer base, as well as related assets and obligations originally purchased from Vacation, back to the owners of Vacation and recognized a gain of $92,443 in 2003. This segment produced a net loss from operations of $14,472 during 2003 prior to its disposal. The airtime revenues included in 2004 and 2003 revenues from continuing operations resulted from airtime related to Nighthawk equipment sales rather than the traditional paging revenues associated with Vacation.

The net loss for 2004 was $1,376,751 or $0.05 per share as compared to a net loss of $552,457 or $0.03 per share in 2003. The increased net loss and net loss per share was the result of decreased revenues and decreased gross margin, interest expense associated with note conversions and our funding arrangement with Dutchess in 2004, as well as the adjustments in 2003 operating expenses related to deferred compensation and consulting expenses.

Liquidity  and  Capital  Resources

The Company's financial statements for the year ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2004, the Company reported a net loss of approximately $1.38 million and has a stockholders' deficit as of December 31, 2004 of approximately $1.24 million. In addition, the Company had a working capital deficiency of approximately $1.04 million on this date. The Report of Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2004 includes a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the year ended December 31, 2004, cash used in operating activities was $851,884. Although the Company recorded a net loss of $1,376,751 for 2004, $557,387 in recorded expenses were non-cash expenses.

There  were  no  cash  flows  from  investing  activities  during  2004.

Net cash provided by financing activities for 2004 was $913,002 and resulted primarily from the sale of common stock and warrants and the issuance of notes payable. The Company issued 1,488,333 shares of common stock in return for $237,350 in net cash proceeds, 5,000 shares of preferred stock in return for $12,500 in cash proceeds, and received $188,775 in net proceeds from the issuance of Special Warrants during 2004. As mentioned above, the Company also received $250,000 from Dutchess during August 2004, and received an additional $250,000 from Dutchess in December 2004 in return for a second note. These cash inflows were offset to some degree by payments on notes payable.

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

During February 2004, the Company met with several brokerage firms and private equity groups to investigate the possibilities of raising an amount of cash sufficient to both fund a comprehensive sales and marketing plan and improve its working capital position from a deficit to a surplus. As a result of those meetings, the Company announced in March 2004 that a brokerage firm based in Vancouver, British Columbia would sponsor an offering of equity securities of the Company. However, this offering would be performed on a best-efforts basis, without any guarantee of success. In an effort to fund the Company's operations in advance of such an offering, the brokerage firm sponsored a private placement of Special Warrants that are convertible into units consisting of both one share of common stock of the Company at $0.20 per share and a warrant to purchase one share of common stock at $0.30 per share. This private placement effort resulted in net proceeds of $188,775, net of issuance costs of $43,625.

A challenge faced by the Company is the ability to purchase and maintain an inventory of parts necessary to complete orders as quickly as possible after they are received. If the Company is able to complete orders more quickly, it can generate and collect cash from its contracts more quickly. The Company generates recurring orders from several of its customers. Therefore, the expeditious completion of orders could lead to the generation of additional orders from existing customers and improved cash flows for the Company. Also, as noted earlier, the Company's cost of production will be higher on a per unit basis if it does not maintain minimum levels of production in its facility. Delays caused by the purchasing of parts after orders were received during 2004 resulted in higher production costs per unit. Because the Company has some fixed costs of production, delays or work stoppages due to inventory shortages causes inefficiency in production. In addition, ordering parts in smaller quantities does not allow the Company to take advantage of volume discounts offered by some of its suppliers. These delays and inefficiencies ultimately result in decreased or slower cash flows and delays in follow-up orders from customers.

In an effort to assist the Company in completing orders for customers in a more expeditious manner, in August 2004 the Company's largest creditor loaned the Company an additional $60,000. Proceeds from this loan were used to purchase parts required to complete orders held at that time by the Company. The creditor was repaid from the receipts generated by the orders, plus 10% annual interest. Although no assurance may be given that it will be able to do so, the Company anticipates that it will also be able to utilize its investment agreement with Dutchess to assist it in processing orders more expeditiously. The Company believes that it will be able to initiate a sales and marketing plan designed to utilize direct sales efforts, as well as indirect sales efforts through dealer networks and through improvements to its own web site. The Company also plans to utilize funds generated through debt and equity arrangements to expedite the production of the orders it receives in an effort to improve the Company's ability to generate cash flows from operations on a recurring basis. Additionally, in order to lessen the Company's dependence on securing large contracts for recurring cash flows, the Company is in the initial stages of developing a consumer-based product, which it believes may eventually produce recurring cash flows from sales.

In August 2004, the Company signed a financing arrangement with Dutchess, which was amended on August 26, 2004 and on September 24, 2004. Under the terms of the amended arrangement, the Company received $100,000 under a convertible debenture on August 11, 2004, $25,000 on August 26, 2004, and $125,000 under the debenture on September 27, 2004. Interest accrues on the debenture at an annual rate of 8%. The debenture can be converted into common shares anytime prior to its maturity on August 10, 2007 at the lesser of (i) 73% of the lowest closing bid price on the date of conversion, or (ii) twelve and a half cents ($0.125). Any portion of the debenture that remains outstanding at August 10, 2007 will automatically convert into common shares. The number of shares converted at any time is limited so as not to exceed 4.99% of the shares of Nighthawk common stock outstanding. In addition, Dutchess was issued a warrant to purchase up to 250,000 shares of common stock at a price of twelve and a half cents ($0.125) for a period of up to five years. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. On December 3, 2004 Dutchess loaned the Company an additional $250,000 under a second note (Second Dutchess Note). The Second Dutchess Note had no stated interest rate but had a face value of $300,000 and matured April 3, 2005, resulting in an implied annual rate of 72.8%. The note was intended to be repaid via puts exercised under the investment agreement, with the Company making payments of the greater of $75,000 every 30 days or 50% of each put until the note is paid in full.

On January 18, 2005, Dutchess loaned the Company an additional $225,000. The note has no stated interest rate but has a face amount of $270,000 and matures on May 18, 2005. In connection with the note, Dutchess was issued 250,000 shares of common stock as an incentive and the Company also signed a consulting agreement with a company in which an employee of Dutchess is a member of management. Under the consulting agreement, the company was issued 500,000 shares of Company common stock.

On April 7, 2005, Dutchess loaned the Company an additional $488,500. The note has no stated interest rate but has a face amount of $586,200 and matures on June 7, 2005. A portion of the proceeds of this loan was used to repay the note dated December 3, 2004 with a face amount of $300,000, which matured on April 3, 2005. In connection with the note, Dutchess was issued 250,000 shares of common stock as an incentive and the Company signed a consulting agreement with a company in which an employee of Dutchess is a member of management. Under the consulting agreement, the company was issued 300,000 shares of Company common stock.

During the period from January 1, 2005 through April 12, 2005, the Company exercised six (6) puts to Dutchess totaling 1,276,610 shares for proceeds of $222,726. Of the total proceeds, $142,635 was used to repay portions of previously issued notes to Dutchess and $80,091 went to the Company.

On March 9, 2005, Dutchess exercised 250,000 warrants at $0.125 each, for total proceeds of $31,250, $15,000 of which was applied to outstanding notes.

Also during the period from January 1, 2005 through April 12, 2005, Dutchess elected to convert at total of $75,000 of the 36-month convertible note for 600,000 shares of the Company's common stock.

Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts, and to cover cash flow deficiencies.

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

Revenue  recognition

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. There were no bill and hold items at December 31, 2004. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued liabilities on the balance sheet at December 31, 2004, is approximately $6,500.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and instead, generally requires that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123R will be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R offers the Company alternative methods of adopting this standard. The Company has not yet determined which alternative method it will use. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

ITEM  7.  FINANCIAL  STATEMENTS

The audited consolidated balance sheet of the Company as of December 31, 2004 and related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003 are included, following Item 14, in sequentially numbered pages numbered F-1 through F-19. The page numbers for the financial statement categories are as follows:




                         INDEX
                         ------
                                                                                                PAGE
                                                                                               ------
Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . .  F-1
Consolidated Balance Sheet as of December 31, 2004. . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003. . . . . .  F-3
Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2004 and 2003  F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003. . . . . .  F-5
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2004, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO/CFO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as noted in previous filings, throughout 2002 and until March 26, 2003, the Company's former Chief Executive Officer was responsible for, among other duties, opening the mail, making accounting entries, writing checks and producing financial reports. Disbursements of cash and stock issuances were made during this time period that were not substantiated as relating to Company business, or were made in error. At the meeting of the Board of Directors held on March 26, 2003, the former
Chief Executive Officer resigned, and the Chief Financial Officer, H. Douglas Saathoff, was appointed as his replacement by the board of directors. Consequently, Mr. Saathoff held both the position of Chief Executive Officer and Chief Financial Officer, but procedures were implemented subsequent to March 26, 2003 to segregate responsibilities in order to reduce the opportunities for a single person to be in a position to both perpetrate and conceal errors or irregularities in the normal course of business. In addition, the new Chief
Executive Officer and the board of directors initiated a process to establish and implement a written policy on disclosure controls and procedures and hired a corporate controller on January 1, 2005 to add additional oversight to the accounting function. On April 12, 2005, the Board of Directors agreed that Mr. Saathoff should no longer act as both Chief Executive Officer and Chief Financial Officer. Mr. Saathoff relinquished his duties as Chief Financial Officer as of April 12, 2005 and Daniel P. McRedmond, the Company's Corporate Controller assumed the role of the Company's Principal Accounting and Financial Officer.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934, AS AMENDED

The  following  persons  are  executive  officers  and directors of the Company:

H.  Douglas  Saathoff,  43  -  Chief  Executive Officer, Chief Financial Officer

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

Myron  Anduri,  49  -  President

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

Max  Polinsky,  47  -  Chairman  of  the  Board

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

Patrick  A.  Gorman,  40  -  Board  Member

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

On November 26, 2003, each member of the Board of Directors was elected for a one-year term or until their successor shall have been elected and qualified.

SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The following officers, directors and others failed to timely file the indicated reporting forms during 2004.

Myron  Anduri,  President,  Form  4  filed  January  9,  2004.
Myron  Anduri,  President,  Form  4  filed  October  6,  2004.
Steven  Jacobson,  10%  owner,  Form  3,  filed  September  27,  2004.
Patrick  Gorman,  Director,  Form  4  filed  February  11,  2005.
Max  Polinsky,  Chairman,  Form  4  filed  February  11,  2005.

Nighthawk Systems, Inc. has adopted a code of ethics that applies to the executive officers of the Company, including its Chief Executive Officer, President and Principal Accounting and Financial Officer. A copy of the Company's code of ethics will be provided free of charge to any person upon request. Requests may be made by phone at 210 341-4811.

ITEM  10.  EXECUTIVE  COMPENSATION




                                              SUMMARY COMPENSATION TABLE
                                                                                           LONG TERM
                             ANNUAL COMPENSATION                                    COMPENSATION AWARDS      PAYOUTS


                                                                                               SECURITIES
                                                               OTHER ANNUAL       RESTRICTED   UNDERLYING              ALL OTHER
NAME AND PRINCIPAL. . . . .                                    COMPENSATION        STOCK        OPTIONS/SARS   LTIP    COMPENSATION
 POSITION . . . . . . . . .  YEAR       SALARY       BONUS         ($)             AWARD ($)       (#)       PAYOUTS      ($)
                                                                                                               ($)
H. Douglas Saathoff,
 Chief Executive
 Officer (a)  . . . . . . .  2004     $120,000         $-           -                -              -           -          -

                             2003     $115,000         $-           -                -        500,000           -          -



Myron Anduri,
President (b) . . . . . . .  2004     $120,000         $-           -                -              -           -          -

                             2003      $84,125         $-           -                -        250,000           -          -

NOTES:

(a) H. Douglas Saathoff was named the Chief Executive Officer in March 2003. Myron Anduri was named President in December 2003. Mr. Anduri was given 181,416 shares of the Company's common stock in exchange for $22,276 in debt he had incurred on the Company's behalf and for which the Company had recognized a liability to Mr.

                                 PERCENT  OF  TOTAL
               NUMBER  OF        OPTIONS/SARS             EXERCISE
               SECURITIES        GRANTED  TO              OR  BASE
               UNDERLYING        EMPLOYEES  IN  FISCAL    PRICE       EXPIRATION
     NAME      OPTIONS GRANTED   YEAR 2004                ($/SH)            DATE

No options or stock appreciation rights were granted to executive officers of the registrant in 2004.

Max Polinsky received 150,000 shares in return for serving as Chairman of the Board through his term ending November 13, 2003. Patrick Gorman received 100,000 shares for serving as a board member through his term ending November 13, 2003. Both Mr. Polinsky and Mr. Gorman were granted 75,000 options to purchase common shares at a price of $0.22 per share in return for one year of service on the board beginning November 13, 2003. On December 8, 2004, both Mr. Polinsky and Mr. Gorman were granted 500,000 options to purchase common shares at a price of $0.09 per share in return for services rendered.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS




                       BENEFICIAL OWNERS OF MORE THAN 5% OF NIGHTHAWK SYSTEMS, INC. COMMON STOCK

                         NAME AND ADDRESS OF BENEFICIAL                  AMOUNT AND NATURE OF       PERCENT OF
TITLE OF CLASS. . . . . . . . . .. .  OWNER                              BENEFICIAL OWNERSHIP          CLASS


Common stock. . . . . . . . .   Steven Jacobson                              3,705,317 (a)(b)           9.6%
                                6600 E Hampden Ave
                                3rd Floor
                                Denver, CO  80224

Common stock. . . . . . . . . . Herbert I. Jacobson                          2,636,800 (c)              7.1%
                                1011 S. Valentia St., #87
                                Denver, CO 80247

Common stock. . . . . . . . . . Myron Anduri                                3,124,815 (d)              8.2%
                                P.O. Box 1051
                                Fairplay, CO 80440


Common stock. . . . . . . . . . Tomas Revesz                                 3,156,884 (e)              8.3%
                                P.O. Box 2498
                                McAllen, TX 78502

NOTES:

(a) Includes 150,000 shares under options which are vested or vest within 60 days, and 1,875,317 shares held under in an irrevocable voting agreement with Myron Anduri which was executed on September 8, 2003 and which will survive for a period of five years from that date. See Note (d) below.

(b) Includes 550,000 shares held in a trust that expires on 6/11/06 for Aaron Guth and 550,000 shares held in a trust that expires on 3/31/09 for Adam Guth. Steve Jacobson acts as trustee for both trusts, and has all rights afforded any shareholder, including voting rights, until the trusts expire.

(c) Includes an indeterminate number of shares held in the name of Mr. Jacobson's wife, Sharon Jacobson.

(d) Includes 431,416 shares and 166,666 under warrants and options, respectively, which are exercisable within 60 days. Also includes 1,875,317 shares held under an irrevocable voting agreement with Steve Jacobson which was executed on September 8, 2003 and which will survive for a period of five years from that date. Pursuant to this agreement, Mr. Anduri has the right to vote the proxy of said shares on all matters submitted to a vote of the shareholders with the single exception of votes on any proposal to change fifty one percent (51%) or more of the ownership of the Company. Mr. Anduri receives no economic benefits from the shares subject to this Voting Agreement.

(e) Includes 2,010,050 shares under warrants, exercisable at any time up to March 31, 2005, and 750,000 shares that are convertible at any time under a promissory note. The warrants expired unexercised on April 1, 2005.




                       BENEFICIAL OWNERS OF MORE THAN 5% OF NIGHTHAWK SYSTEMS, INC. COMMON STOCK

                         NAME AND ADDRESS OF BENEFICIAL                  AMOUNT AND NATURE OF       PERCENT OF
TITLE OF CLASS. . . . . . . . . .. .  OWNER                              BENEFICIAL OWNERSHIP          CLASS


Common stock. . . . . . . . .   Max  Polinsky                               925,000 (a)                 2.6%
                                138 Portage Ave. East, Ste. 406
                                Winnipeg, Manitoba R2CAO1

Common stock. . . . . . . . . . Patrick Gorman                              675,000 (b)                 1.9%
                                1666 K Street NW, Ste 500
                                Washington, D.C. 20006

Common stock. . . . . . . . . . H. Douglass Saathoff                         781,658 (c)                2.2%
                                25106 Callaway
                                San Antonio, TX 78258

Common stock. . . . . . . . . . Myron Anduri                                3,124,815 (d)              8.2%
                                P.O. Box 1051
                                Fairplay, CO 80440

 Common stock                   Directors and officers as a group           5,506,473                 13.7%

NOTES:

(a) Includes 200,000 shares that are owned by Venbanc, Inc., of which Mr. Polinsky is a partner, and 575,000 shares under options exercisable within 60 days.

(b)     Includes  575,000  shares  under  options  exercisable  within  60 days.

(a)     Includes  333,334  shares  under  options  exercisable  within  60 days.

(d) Includes 431,416 shares and 166,666 under warrants and options, respectively, which are exercisable within 60 days. Also includes 1,875,317 shares held under an irrevocable voting agreement with Steve Jacobson which was executed on September 8, 2003 and which will survive for a period of five years from that date. Pursuant to this agreement, Mr. Anduri has the right to vote the proxy of said shares on all matters submitted to a vote of the shareholders with the single exception of votes on any proposal to change fifty one percent (51%) or more of the ownership of the Company. Mr. Anduri receives no economic benefits from the shares subject to this Voting Agreement.




                                    NUMBER OF SECURITIES
                                    REMAINING AVAILABLE FOR
                                    FUTURE ISSUANCE UNDER
                                    NUMBER OF SECURITIES      EQUITY COMPENSATION
                                    TO BE ISSUED UPON         WEIGHTED AVERAGE       PLANS (EXCLUDING
                                    EXERCISE OF               EXERCISE PRICE OF      SECURITIES REFLECTED IN
PLAN CATEGORY. . . . . . . . . . .  OUTSTANDING OPTIONS       OUTSTANDING OPTIONS    COLUMN (A)

                                            (a)                      (b)                     (c)

Nighthawk Systems, Inc. 2003 Stock
 Option Plan approved by security
Holders. . . . . . . . . . . . . .      3,035,000                  $0.17                 1,335,000



ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

During the fourth quarter of 2003, the Company canceled the issuance of 300,000 shares of its common stock originally issued to outside directors for services, as it determined that no associated services had been performed.

During 2003, the Company made payments of $25,504 to Arlen Felsen while he was a director and employee to reduce amounts owed to him for the purchase of certain assets and liabilities of Vacation Communications. Effective July 31, 2003, the Company sold back to Mr. Felsen the assets and liabilities associated with the original purchase and recognized a gain of $92,443 on this transaction.

During 2003, the Company paid a total of $12,678 to Myron Anduri, the Company's current President and then Vice President of Sales, for amounts owed for commissions and salary earned in previous periods. During 2003, Mr. Anduri loaned the Company $7,964 under short-term notes, of which $4,203 was repaid by December 31, 2003. As of December 31, 2003 the Company owed Mr. Anduri $38,708 under short-term note arrangements. During the twelve months ended December 31, 2004, Mr. Anduri was paid an additional $2,289 in cash and $22,278 in Company common stock, 181,416 shares, and 181,416 warrants to purchase common stock for $0.25 per share, for amounts outstanding under these short-term notes. Based on calculations using Black-Scholes, the fair value of the warrants issued to Mr. Anduri was $9,454. This amount is reflected in interest expense and additional paid-in capital for the period ended December 31, 2004.

At a meeting of the Board of Directors held on March 26, 2003, H. Douglas Saathoff was named Chief Executive Officer of the Company. During 2003, Mr. Saathoff loaned the Company $54,100 under short-term notes, of which $45,100 was repaid by December 31, 2003. The remaining $9,000 was repaid in 2004.

At a meeting of the Board of Directors held on March 26, 2003, the Board accepted the resignation of Steve Jacobson as chief executive officer, but remained as an employee of the Company. On July 9, 2003, Steve Jacobson resigned as a member of the Company's board of directors. On September 8, 2003, the Company entered into a separation agreement with Steve Jacobson under which, among other things, he agreed to a) resign as an employee of the Company; b) return 545,454 shares of stock held by him to the Company in payment of the $118,629 he owed the Company as of that date; and c) transfer voting rights for shares owned or held in trust by him to Myron Anduri, an employee of the Company for five years. Under the agreement, the Company agreed to issue Steve Jacobson 450,000 options to purchase shares of the Company's common stock at $0.22 per share, with such options vesting over a three-year period at a rate of 150,000 shares per year. As a result of the transaction, the Company recorded an additional $39,933 in compensation expense to Steve Jacobson for amounts owed by him to the Company upon his resignation. The Company retired the 545,454 shares returned to the Company under the agreement.

During 2004, the Company entered into an agreement with Steve Jacobson in which it allowed him to transfer up to 600,000 shares of his stock, which he was contractually restricted from selling under his separation agreement until June 2005, to various consultants who had agreed to perform services for the Company. As of December 31, 2004, 200,000 of these shares had been distributed to a consultant and the Company recognized $20,000 in consulting expenses related to this transaction. The remaining 400,000 shares were not distributed, and are not included in the issued and outstanding shares of the Company as of December 31, 2004. As part of the agreement, the Company agreed to replace Mr. Jacobson's 600,000 shares with 730,000 shares of stock that would not be eligible for resale until November 2005. The Company recorded $13,000 in consulting expense associated with this agreement. In addition, the Company amended Mr. Jacobson's separation agreement to allow him to sell 50,000 shares of common stock in each of the months of March, April, May and June 2005.

On December 19, 2003 the Company entered into a settlement and release agreement with a former director, Herb Jacobson, and his wife. Under terms of the agreement, Mr. & Mrs. Jacobson and the Company agreed to dismiss any and all claims against each other in return for, among other things, payment of a total of $25,000 over a four-month period from the Company to Mr. Jacobson. The Company paid this amount during 2003 and 2004. In addition, Mr. and Mrs. Jacobson, along with their son Steven Jacobson, agreed to refrain from selling, transferring, conveying or otherwise disposing of their remaining share ownership for a period of eighteen months subsequent to selling an aggregate of 850,000 shares. As a result of the agreement, the Company recorded a gain of $23,912 due to a reduction in the amount previously recorded by the Company as owed to Mr. Jacobson.

During the twelve months ended December 31, 2004, the Company also borrowed and repaid approximately $25,000 from a company in which its Chairman is a partner.

In August 2004, in an effort to improve its working capital position, the Company issued 558,007 shares of common stock and warrants to purchase 558,007 common shares at $0.20 per share to an individual and a company in exchange for approximately $88,700 in notes payable plus accrued interest owed them by the Company. The individual is a business partner of the Company's Chairman and the company is affiliated with the father of the Company's Chairman. Based on calculations using Black-Scholes, the fair value of the warrants issued to the two parties was $29,079. This amount is reflected in interest expense and additional paid-in capital for the period ended December 31, 2004.

During the twelve months ended December 31, 2004, a business partner of the Company's Chairman billed the Company $20,000 for consulting services.


ITEM  13.   EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS  ON  FORM  8-K




EXHIBIT INDEX

(THOSE ATTACHED HERETO ARE SEQUENTIALLY NUMBERED)

Item 13(a)

EXHIBIT NO                                         DESCRIPTION
-------------------------------------------------  --------------------------------------------------------------------------------

3.1                                                Amended and Restated Articles of Incorporation effective March 2, 2005, filed herewith.

3.2                                                Bylaws of the Company, incorporated by reference from Exhibit 3.2 to Form 8-K, has filed with the SEC on February 1, 2002.

5.1                                                Opinion of Counsel Amy Trombly, Esq., incorporated by reference from Exhibit 5.1 of the SB-2/A, filed with the SEC on November 18, 2004.

10.1                                               Debenture  Agreement  between  the Registrant and Dutchess Private Equities
                                                   Fund,  II,  LP,  dated  August  10, 2004, incorporated by reference from Form
                                                   8-K filed with the SEC on August 10, 2004.

10.2                                               Subscription Agreement between the Registrant and Dutchess Private Equities
                                                   Fund,  II,  LP,  dated  August  10,  2004,  incorporated by reference from Form
                                                   8-K filed with the SEC on August 10, 2004.

10.3                                               Warrant  Agreement  between  the  Registrant  and Dutchess Private Equities
                                                   Fund,  II,  LP,  dated  August  10,  2004, incorporated by reference from Form
                                                   8-K filed with the SEC on August 10, 2004.

10.4.                                              Registration  Rights  Agreement  for  Debenture  between the Registrant and
                                                   Dutchess  Private  Equities  Fund,  II,  LP,  dated  August  10,  2004, incorporated by reference from Form 8-K filed with the SEC on August 10, 2004.

10.5                                               Investment  Agreement  between the Registrant and Dutchess Private Equities
                                                   Fund,  II,  LP,  dated  August  10,  2004, incorporated by reference from Form
                                                   8-K filed with the SEC on August 10, 2004.

10.6                                               Registration  Rights  Agreement  for the Equity Line between the Registrant and
                                                   Dutchess  Private  Equities  Fund,  II,  LP,  dated  August  10,  2004, incorporated by reference from Form 8-K filed with the SEC on August 10, 2004.

10.7                                               Placement Agent Agreement with U.S. Euro Securities incorporated by reference from Exhibit 10.14 of the SB-2 Registration Statement filed with the SEC on
                                                   November 3, 2004.

10.8                                               Renewal, Extension and Modification Agreement between Nighthawk Systems, Inc.
                                                   and Best Intel, Inc. dated April 14, 2004, filed herewith.

10.9                                               Renewal, Extension and Modification Agreement between Nighthawk Systems, Inc.
                                                   and Infrastructura Espacial, S.A. de C.V., dated April 14, 2004, filed herewith.

10.10                                              Renewal, Extension and Modification Agreement between Nighthawk Systems, Inc.
                                                   and Star Marketing, Inc. dated April 14, 2004, filed herewith.

10.11                                              Security Agreement with Best Intel, Inc. dated April 14, 2004, filed herewith.

10.12                                              Security Agreement with Infrastructura Espacial, S.A. de C.V., dated April 14,
                                                   2004, filed herewith.

10.13                                              Security Agreement with Star Marketing, Inc. dated April 14, 2004, filed herewith.

10.14                                              Second Amendment to the Separation Agreement with Steve Jacobson, dated October
                                                   26, 2004, filed herewith.

10.15                                              Settlement Agreement and Release executed between Charles McCarthy and Nighthawk
                                                   Systems, Inc. dated October 25, 2004, filed herewith.

14                                                 Code of Ethics, incorporated by reference from 10-KSB filed on April 13, 2004.

21.                                                Subsidiaries of the Company are incorporated by reference from the SB-2
                                                   Registration Statement, filed with the SEC on November 3, 2004, Exhibit 21.1.

23.1                                               Consent of GHP Horwath

24                                                 Power of Attorney is included on the signature page in this Annual Report on this Form 10-KSB.

31.1                                               Rule 13a-14(a)/15d - 14(a) Certification of H. Douglas Saathoff, Chief Executive
                                                   Officer of Nighthawk Systems, Inc., filed herewith.

31.2                                               Rule 13a-14(a)/15d - 14(a) Certification of Daniel P. McRedmond, Principal
                                                   Accounting and Finacial Officer of Nighthawk Systems, Inc., filed herewith.

32.1                                               Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                                                   906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(b) None


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

(1)     Audit  Fees:

Fees billed by GHP Horwath, P.C. for audit and review services for each of the years ended December 31, 2004 and 2003 were $62,000 and $58,919, respectively.

(2)     Audit  Related  Fees:

GHP billed the Company approximately $3,250 for fees during 2003 for services related to the Company's NASD filing and a Form 8-K.

(3)     Tax  Fees:

GHP  did  not  bill  the  Company  any  tax  fees  during  2004  or  2003.

(4)     All  Other  Fees:

GHP  did  not  bill  the  Company  any  other  fees  during  2004  or  2003.

(5)     Audit  Committee's  Pre-Approval  Policies  and  Procedures

(i) The audit committee of the board of directors approves the scope of services and fees of the outside accountants on an annual basis, prior to the beginning of the services.

(ii) The audit committee of the board of directors reviewed and approved 100% of the fees for the services above.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board  of  Directors
Nighthawk  Systems,  Inc.


We have audited the accompanying consolidated balance sheet of Nighthawk Systems, Inc. and subsidiary ("the Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nighthawk Systems, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $1.38 million during the year ended December 31, 2004, and has a stockholders' deficit and working capital deficiency of approximately $1.24 million and $1.04 million, respectively, at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GHP  Horwath,  P.C.

Denver,  Colorado
March  11, 2005, except for Notes 8 and 9 as to which the date is April 12, 2005




                                        NIGHTHAWK SYSTEMS, INC.

                                      CONSOLIDATED BALANCE SHEET

                                          DECEMBER 31, 2004

        ASSETS

Current assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    61,118
     Accounts receivable, net of allowance for doubtful accounts of $134. . . . . . . . . . . . . . . . . . .       45,754
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26,709
     Prepaids . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      140,762
                                                                                                               ------------
               Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      274,343

Furniture, fixtures and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,067
Intangible and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,742
                                                                                                               ------------
                                                                                                               $   301,152
                                                                                                               ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   422,254
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      245,805
    Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,792
    Notes payable:
        Related parties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,401
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      613,012
                                                                                                               ------------
               Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,316,264
                                                                                                               ------------
Long-term liabilities:
   Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      224,479
                                                                                                               ------------
Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized; 5,000 issued and outstanding; liquidation
    preference $12,500 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,500
    Common stock; $0.001 par value; 50,000,000 shares authorized; 31,959,247 issued and outstanding . . . . .       31,960
    Special warrants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      188,775
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,884,516
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5,357,342)
                                                                                                               ------------
               Total stockholders' deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,239,591)
                                                                                                               ------------
                                                                                                               $   301,152
                                                                                                               ============

The accompanying notes are an integral part of these financial statements.



                                        NIGHTHAWK SYSTEMS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                       YEARS ENDED DECEMBER 31,


                                                                                   2004          2003
                                                                            ------------  ------------
Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   610,180   $ 1,030,793
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . . . .      438,473       658,203
                                                                            ------------  ------------
     Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      171,707       372,590

Selling, general and administrative expenses . . . . . . . . . . . . . . .    1,311,824     1,290,143
Reversal of 2002 deferred compensation . . . . . . . . . . . . . . . . . .            -      (300,000)
Reversal of 2002 consulting expense. . . . . . . . . . . . . . . . . . . .            -       (33,000)
                                                                            ------------  ------------
     Loss from operations. . . . . . . . . . . . . . . . . . . . . . . . .   (1,140,117)     (584,553)
                                                                             ------------  ------------
 Interest expense:
    Related parties. . . . . . . . . . . . . . . . . . . . . . . . . . . .       44,656        15,036
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      191,978        30,839
                                                                            ------------  ------------
Total interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .      236,634        45,875
                                                                            ------------   ------------

Loss from continuing operations. . . . . . . . . . . . . . . . . . . . . .   (1,376,751)     (630,428)
                                                                                          ------------
Discontinued operations:
   Loss from operations of discontinued segment. . . . . . . . . . . . . .                    (14,472)
   Gain on disposal of discontinued segment. . . . . . . . . . . . . . . .                     92,443
                                                                                          ------------
                                                                                               77,971
                                                                            ------------  ------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,376,751)     (552,457)
Less: preferred stock dividends. . . . . . . . . . . . . . . . . . . . . .         (644)
                                                                            ------------  ------------
Net loss applicable to common stockholders . . . . . . . . . . . . . . . .  $(1,377,395)  $  (552,457)
                                                                            ============  ============


Loss from continuing operations per basic and diluted common share . . . .  $     (0.05)  $     (0.03)
                                                                            ============  ============

Income from discontinued operations per basic and diluted common share . .                $         *
                                                                                          ============

Net loss to common stockholders per basic and diluted common share . . . .  $     (0.05)  $     (0.03)
                                                                            ============  ============

Weighted average common shares outstanding - basic and diluted . . . . . .   27,674,693    22,021,229
                                                                            ============  ============

* Less than $0.01 per share

The accompanying notes are an integral part of these financial statements.



                             NIGHTHAWK SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                          Addit-       Stock-
                                                          ional        holder       Special    Accum-        Total
                  Preferred Stock       Common Stock      paid-in      receiv-      Warrants   ulated
                  Shares  Amount   Shares       Amount    capital      able                    deficit
                  ------  ------   ---------   --------   ---------    ----------   ---------  -----------     --------
Balances,
 December 31,
 2002                              22,808,780   $22,809   $2,815,863    ($118,629)             ($3,428,134)    ($708,091)

Cancellation of
 consulting
 arrangement                         (300,000)     (300)    (32,700)                                             (33,000)

Common stock
 and warrants
 issued for
 cash, net
 of issuance
 costs of
 7,000                             1,575,000     1,575      261,425                                              263,000

Issuance of
 stock
 options to
 consultants                                                  6,825                                                6,825

Cancellation
 of agree-
 ments under
 deferred
 compen-
 sation                              (300,000)     (300)   (299,700)                                            (300,000)

Common
 stock
 issued for
 services                           1,116,667      1,117    233,633                                               234,750

Common
 stock
 issued
 for
 interest
 expense                               25,000        25      11,475                                                11,500

Shares
 received
 for sale
 of operat-
 ing segment                         (150,000)     (150)    (28,350)                                             (28,500)

Exchange of
 shares for
 shareholder
 receivable                          (454,545)     (455)   (113,182)      118,629                                  4,992

Net loss                                                                                          (552,457)     (552,457)
                    ------  ------   ---------   --------   ---------    ----------   ---------  -----------     --------

Balances,
 December 31,
 2003                              24,320,902   $24,321   $2,855,289                           ($3,980,591)  ($1,100,981)

Common stock
 and warrants
 issued and
 options
 exercised
 for cash                           1,488,333     1,488      235,863                $ 188,775                    426,126

Common stock
 and options
 issued
 for consult-
 ing  and
 other services                     2,345,000     2,345      323,228                                             325,573

Common
 stock
 issued for
 interest                              61,875        62       12,312                                              12,374

Conversion of
 notes payable
 to common
 stock and
 warrants                           1,439,423     1,440      311,413                                             312,853

Preferred
 stock
 issued
 for cash          5,000  $12,500                                                                                 12,500

Warrants
 issued
 for cash                                                     18,750                                              18,750


Common stock
 issued for
 investment
 agreements,
 placement fees
 & incentives                       2,350,000     2,350       35,150                                              37,500

Beneficial
 Conversion
 feature
 of convertible
 debt                                                         92,465                                              92,465

Cancellation
 of shares                            (50,000)      (50)          50                                                   -

Series A                                                                                                               -
 Preferred
 dividend                               3,714         4           (4)

Net loss                                                                                        (1,376,751)   (1,376,751)
                  ------  ------   ---------   --------   ---------    ----------   ---------  -----------     ----------

Balances,
 December 31,
 2004              5,000  $12,500  31,959,247   $31,960   $3,884,516   $        -   $ 188,775  ($5,357,342)  ($1,239,591)
                  ======  =======  ==========   ========   ==========   ==========   =========  ============  ============

The  accompanying  notes  are  an  integral  part of these financial statements.







                             Nighthawk Systems, Inc.
                      Consolidated Statements of Cash Flows
                            Years ended December 31,


                                                            2004                         2003
                                                        ------------                -------------
Cash  flows  from  operating  activities:
                  Net loss                       $       (1,376,751)           $        (552,457)
                                                        ------------                -------------
Adjustments  to  reconcile  net  loss
to  net  cash  used  in  operating  activities:
   Loss  from  operations  of  discontinued
   segment                                                        -                        14,472
   Gain  on  disposition  of  operating
   Segment                                                        -                       (92,443)
   Depreciation and amortization                              7,707                         5,859
   Provision for bad debts                                      380                             -
   Settlement  of  other  related  party
   payable                                                       -                        (23,912)
   Amortization of loan discounts                            15,104                             -
   Beneficial conversion feature                             92,465                             -
   Common stock issued for services                         205,775                       234,750
   Common stock issued for interest                          78,658                        11,500
   Common  stock  issued  for  placement
   fees and incentives                                       37,500                             -
   Issuance  of  stock  options  to  consultants
   for services                                              119,798                         6,825
   Compensation  expense  on  settlement
   of receivable from shareholder                                 -                         4,992
   Reversal  of  2002  deferred  compensation                     -                      (300,000)
   Reversal of consulting agreement                               -                       (33,000)
Change  in  assets  and  liabilities:
   Decrease  (increase)  in  accounts  receivable            (4,217)                      160,232
   Decrease (increase) in inventories                        48,620                       (15,621)
   Increase in prepaids                                    (105,407)                      (35,355)
   Increase  in  intangible  and  other  assets              (5,084)                         (720)
   Increase  in accounts payable                             29,716                        53,659
   Increase  in accrued expenses                             67,396                         8,643
   Decrease in deferred revenue                                   -                      (432,600)
   Increase (decrease) in customer deposit                  (63,544)                       63,544
                                                        ------------                -------------
      Total adjustments                                     524,867                     (369,175)
                                                        ------------                -------------
Net  cash  used  in  operating  activities  of
      continuing operations                                (851,884)                   (921,632)
                                                        ------------                -------------

Cash  flows  from  investing  activities:
   Purchases  of  furniture,  fixtures
   and equipment                                                   -                     (18,124)
                                                        ------------                -------------
   Net cash used in investing activities                           -                     (18,124)
                                                        ------------                -------------

Cash  flows  from  financing  activities:
   Cash overdraft                                            (3,902)                      3,902
   Proceeds  from  the  sale  of
   preferred stock                                           12,500                           -
   Proceeds  from  notes  payable,
   related parties                                           26,261                      62,064
   Payments  on  notes  payable,
   related parties                                          (36,318)                    (49,302)
   Payments  made  on  factoring
   arrangement, net                                               -                     (82,502)
   Proceeds from notes payable, other                       335,000                     365,000
   Payments  on  notes  payable,
   other and line of credit                                 (71,664)                    (25,447)
   Proceeds  from  the  issuance  of
   convertible debt and warrants                            250,000                           -
   Net  proceeds  from  the  issuance
   of special warrants                                      188,775                           -
   Payments  on  other  related
   party payable                                            (25,000)                          -
   Net  proceeds  from  issuance  of
   common stock and warrants                                237,350                     263,000
                                                        ------------                -------------
Net  cash  provided  by
financing activities                                        913,002                    536,715
                                                        ------------                -------------
Cash used in discontinued operations                              -                    (25,636)
                                                        ------------                -------------
Net increase (decrease) in cash                              61,118                   (428,677)
Cash, beginning of year                                           -                    428,677
                                                        ------------                -------------
  Cash, end of year                            $              61,118           $             -
                                                        ============                =============

Supplemental  disclosures
of  cash  flow  information:

 Cash paid for interest                        $              26,228           $        22,408
                                                        ============                =============


Supplemental  disclosure
 of  non-cash  investing  and
 financing  activities:

Conversion  of  notes  payable
 and  accrued  interest  to  common  stock
   Notes  payable                              $            224,390
   Accrued  interest                                         22,179
                                                       -------------
Total  amount  converted                       $            246,569
                                                        ============

Preferred  stock  dividends
 issued  in  common  stock                     $                644
                                                               =====

Exchange  of  shares  for shareholder  receivable
 Carrying  value  of  receivable
 from shareholder                                                             $       118,629
 Value  of  stock  returned  to
 and retired by Company                                                             (113,637)
                                                                                   -------------
 Compensation  expense  on settlement
 of  receivable from shareholder                                              $         4,992
                                                                                   =============

Disposition  of  operating  segment
 Carrying value of assets                                                     $        26,176
 Liabilities                                                                          (90,119)
 Value  of  stock  returned
 to and retired by Company                                                            (28,500)
                                                                                   -------------
   Gain  on  disposition  of
   operating segment                                                          $       (92,443)
                                                                                  =============

   The accompanying notes are an integral part of these financial statements.






                             NIGHTHAWK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

1. Organization, going concern, results of operations and management's plans:

Organization:

Nighthawk Systems, Inc. ("Nighthawk" or "the Company") designs and manufactures intelligent remote power control products that are easy to use, inexpensive and can remotely control virtually any device from any location. The Company's proprietary, wireless products are ready to use upon purchase, so they are easily installed by anyone, regardless of technical ability, and are also easily integrated into third-party products, systems and processes. They allow for intelligent control by interpreting instructions sent via paging and satellite media, and executing the instructions by 'switching' the electrical current that powers the device, system or process. Nighthawk's intelligent products can be activated individually, in pre-defined groups, or en masse, and for specified time periods with a simple click of a mouse or by dialing a telephone number.

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

Going  concern,  results  of  operations  and  management's  plans:

The Company incurred a net loss of approximately $1.38 million during the year ended December 31, 2004 and had a stockholders' deficit and working capital deficiency of approximately $1.24 million and $1.04 million, respectively, as of December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although no assurance can be given that such plans will be successfully implemented, management's plans to address these concerns include:

1.     Raising  working  capital  through  additional  borrowings.
2.     Raising  equity  funding  through  sales  of  the Company's common stock.
3.     Implementation  of  a  sales  and  marketing  plan.

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") which was amended on August 26, 2004 and on
September 24, 2004. Under the terms of the amended arrangement, the Company received $100,000 under a convertible debenture on August 11, 2004, $25,000 on August 26, 2004, and $125,000 under the debenture on September 27, 2004. Interest accrues on the debenture at an annual rate of 8%. The debenture can be converted into common shares anytime prior to its maturity on August 10, 2007 at the lesser of (i) 73% of the lowest closing bid price on the date of conversion, or (ii) twelve and a half cents ($0.125). Any portion of the debenture that remains outstanding at August 10, 2007 will automatically convert into common shares. The number of shares converted at any time is limited so as not to exceed 4.99% of the outstanding shares of Nighthawk common stock outstanding. In addition, Dutchess was issued a warrant to purchase up to 250,000 shares of common stock at a price of twelve and a half cents ($0.125) for a period of up to five years. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. On December 3, 2004 Dutchess loaned the Company an additional $250,000. The note has no stated interest rate but has a face amount of $300,000 and matured April 3, 2005 resulting in an implied annual rate of 72.8%. The note is intended to be repaid via puts exercised under the investment agreement with the Company making payments of the greater of $75,000 every 30 days or 50% of each put until the note is paid in full. In the event of default, the investor, Dutchess, has the right to convert the note to common stock at the lesser of (i) seventy-five (75%) of the lowest closing bid price during the fifteen (15) days immediately preceding default or (ii) one hundred percent (100%) of the lowest bid price for the twenty (20) trading days preceding default. Although the amount and timing of specific cash infusions available under the entire financing arrangement cannot be predicted with certainty, the arrangement represents a contractual commitment by Dutchess to provide funds to the Company. Subsequent to December 31, 2004, the Company issued two additional notes, exercised a number of puts and Dutchess elected to exercise warrants and converted a portion of the long-term note payable to common stock. See Notes 8 and 9.

Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts, and to cover cash flow deficiencies.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.     Summary  of  significant  accounting  policies

Concentration  of  credit  risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. At December 31, 2004, the Company had $45,754 in accounts receivable, net of the allowance for doubtful accounts. Approximately $14,700 of this balance was from one customer, which was collected subsequent to December 31, 2004.

During 2004, three customers accounted for approximately 26%, 20% and 12% of sales, respectively. During 2003, two customers accounted for approximately 47% and 31% of sales, respectively. The same customer represented the largest percentage of sales in both 2004 and 2003.

During 2004, the Company's three largest suppliers accounted for approximately 47%, 11% and 11%, respectively, of the Company's purchases of pre-manufactured component materials. During 2003, the Company's two largest suppliers accounted for approximately 66% and 15%, respectively, of the Company's purchases of pre-manufactured component materials.

Inventories

Inventories consist of parts and pre-manufactured component materials and finished goods. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property  and  equipment

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of five to seven years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization is eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

Intangible  assets

Intangible assets include patent costs and are stated at cost. Beginning on the date of grant, the Company will amortize the patents over the shorter of the lives of the patents or the estimated useful lives using the straight line method. The Company reviews these and any other long-lived assets for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management does not believe that any impairment of intangible or other long-lived assets exists at December 31, 2004.

Revenue  recognition

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. The Company had no bill and hold sales at December 31, 2004. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued liabilities on the balance sheet at December 31, 2004, is approximately $6,500.

Provision  for  doubtful  accounts

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2004 and 2003, advertising costs were approximately $9,200 and $6,000, respectively.

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

Financial  instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their short duration. Notes with floating or fixed interest rates approximate their fair values based on market rate information currently available to the Company. The fair values of notes with related parties are not practicable to estimate based upon the related party nature of the underlying transactions.

Net  loss  per  share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the years ended December 31, 2004 and 2003, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

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

Shipping  and  handling  fees  and  costs

The Company records shipping and handling fees billed to customers as revenue, and shipping and handling costs incurred with the delivery of its products as cost of sales. For the years ended December 31, 2004 and 2003, the Company recognized approximately $6,900 and $20,600, respectively, as revenue from shipping and handling fees. For the years ended December 31, 2004 and 2003, the Company recognized approximately $4,300 and $28,300, respectively, in cost of sales for shipping and handling fees.

Comprehensive  income

For the years ended December 31, 2004 and 2003, the Company had no components of comprehensive income to report.

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

Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. As all employee options were issued at or above market during 2004 and 2003, no compensation expense was recognized in either year. If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:




                                                                       YEAR ENDED DECEMBER 31,
                                                                      -------------------------
                                                                                2004        2003
                                                                          -----------  ----------
Net loss applicable to common stockholders:
As reported                                                            $  (1,377,395)  $(552,457)
Total stock-based employee compensation expense determined
under fair value based method for all employee awards, net
                                                                             (68,703)    (13,685)
                                                                          -----------  ----------
Pro forma net loss                                                     $  (1,446,098)  $(566,142)
                                                                          ===========  ==========

Net loss per share:
As reported:
Basic and diluted                                                      $       (0.05)  $   (0.03)
                                                                          ===========  ==========
Pro forma:
Basic and diluted                                                      $       (0.05)  $   (0.03)
                                                                          ===========  ==========

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

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:



Black-Scholes Assumptions
                              2004              2003

Dividend yield. . . . . .     0.00%             0.00%
Expected volatility . . .     1.167     1.229 - 1.316
Risk-free interest rate .     4.50%             4.50%
Expected life in years. .   2 years      1 to 3 years

The weighted average fair value at date of grant for options granted during 2003 ranged from $0.009 to $0.027 per share using the above assumptions. The fair value at grant date for options granted in 2004 was $0.055 per share using the above assumptions.

Recently  issued  accounting  pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and instead, generally requires that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123R will be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R offers the Company alternative methods of adopting this standard. The Company has not yet determined which alternative method it will use. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it had a significant variable interest. FIN 46R is effective for variable interest entities created after December 15, 2003 for public companies and is effective for all other variable interest entities by the beginning of the first annual reporting period beginning after December 15, 2004 for public companies that are small business issuers. As the Company does not currently have an interest in a VIE, the adoption of FIN 46R did not have an impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity." SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to manditorily redeemable non-controlling interests, which have been deferred. The Company has adopted the applicable provisions of SFAS No. 150 which did not have a material impact on the financial condition or results of operations of the Company. However, numerous provisions have been delayed and will be adopted in the future. Management believes that the adoption of the delayed provisions will not have a material impact on its results of operations or financial condition.

Reclassifications

Certain amounts reported in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

3.     Discontinued  operations

On September 30, 2001, the Company acquired certain assets and assumed certain liabilities of Vacation Communication, Inc. ("VCI"), a Colorado corporation, in exchange for $50,000 cash, 150,000 shares of the Company's common stock valued at $150,000, and notes payable of $183,135, in a transaction accounted for as a purchase. The Company acquired these assets and liabilities to enable it to market and sell paging airtime to customers that purchase its equipment. Effective July 31, 2003 the Company sold the remaining assets and liabilities originally purchased with or originated as a result of the purchase of VCI. back to the original owners of the operation. In return, the Company received 150,000 shares of its common stock, and the owners of VCI facilitated the return of approximately $34,000 in cash to the Company that had been held in an account under their control. In 2003, the Company recognized a gain on this transaction of $92,443, and has presented the financial results of this paging business segment as discontinued operations in the accompanying financial statements. Revenue from discontinued operations was approximately $45,900 for the year ended December 31, 2003.

4.         Furniture,  fixtures  and  equipment

Furniture, fixtures and equipment consist of the following at December 31, 2004:




Equipment . . . . . . . . . .  $ 30,306
Furniture and fixtures. . . .     3,378
Software. . . . . . . . . . .     3,171
                               ---------
                                 36,855
Less accumulated depreciation   (23,788)
                               ---------
                               $ 13,067
                               =========

5.     Commitments  and  contingencies

Leases

The Company leases office and warehouse space under month-to-month operating leases in Denver, Colorado and San Antonio, Texas. Rent expense incurred for the years ended December 31, 2004 and 2003 was approximately $29,600 and $26,000, respectively.

Pending  litigation

In May 2003, the Company was sued by a former Board member, Charles McCarthy, seeking recovery for the value of 350,000 shares, or $209,500, and $120,000 due his law firm under a retainer agreement between the Company and his firm. McCarthy had previously signed a settlement agreement with the Company in which he agreed to cancel all potential claims against the Company and its directors in return for 150,000 unregistered shares trading at a value of $0.60 or higher. In October 2004 we reached an agreement with him to settle the case for $55,000. Under the Settlement Agreement and Release, we made a cash payment to McCarthy of $10,000 during October 2004, a cash payment of $15,000 in January 2005 and will settle the remaining balance in the fourth quarter of 2005.

The Company, along with the current officers and board members and several former directors, were sued by Lawrence Brady, a former director of the Company, and his son Mark Brady, who served for a period of time as Chief Financial Officer, for, among other things, breach of contract for unlawful termination and failure to provide stock allegedly promised. The alleged breaches and other claims all stem from their service as director of the Company and chief financial officer, respectively, for part of 2001 and part of 2002. The aggregate amount of damages claimed is not specified. The case is proceeding in the state court in Denver, Colorado. Several of the individually-named defendants have been voluntarily dismissed by the plaintiffs. The Company plans to vigorously defend itself and its current directors and officers, and filed a counterclaim against the plaintiffs for non-performance and breach of fiduciary duties. This counterclaim was allowed to proceed by the court over the objection of the plaintiffs. No assurance can be given, however, as to the ultimate outcome of the case.

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits have not had, and will not have, a material adverse effect on the Company's financial position, cash flow or results of operations.

6.     Income  taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. In management's judgment, the Company cannot predict with reasonable certainty that the tax assets resulting from losses will be fully realized in future periods. SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management determined that a $1,737,000 valuation allowance at December 31, 2004 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is a net increase of $513,000. At December 31, 2004, the Company has approximately $5,000,000 of net operating loss carryforwards, which expire from 2014 through 2024. The net operating loss carryforwards include losses from the acquisition of PCT and may be subject to certain restrictions in the future.

Income  tax  benefit  consists  of  the  following:



                                                 YEARS ENDED DECEMBER 31,
                                                      2004        2003
Deferred tax benefit
  Federal . . . . . . . . . . .                  $(444,000)     $(233,000)
  State . . . . . . . . . . . .                    (69,000)       (42,000)
                                                 ----------     ----------
                                                  (513,000)      (275,000)
Increase in valuation allowance                    513,000        275,000
                                                 ----------     ----------
                                                 $       -      $    -
                                                 ==========     ==========


The difference between the expected tax (benefit) computed at the Federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2004 and 2003 follows:




                                                          YEARS ENDED DECEMBER 31,
                                                        2004                  2003
                                                       AMOUNT         %      AMOUNT    %

Computed "expected" tax (benefit) .                   (469,000)      34%   (188,000)   34%
State income taxes, net of federal
income tax benefit. . . . . . . . .                    (46,000)       3%    (18,000)    3%
Increase in valuation allowance . .                    513,000      -37%    275,000   -50%
Non-deductible expenses and other .                      2,000        0%    (69,000)   13%
                                                 -----------------------------------------
                                                     $       -        0%   $      -     0%
                                                 =========================================

Significant deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows:




                                               YEAR ENDED DECEMBER 31,
                                                       2004
Deferred tax assets:
  Net operating loss carry forwards               $  1,737,000
  Valuation allowance . . . . . . .                 (1,737,000)
                                                  -------------
Net deferred tax assets . . . . . .               $          -
                                                  =============

7.     Line  of  credit

The Company has $19,792 outstanding at December 31, 2004 under a $20,000 unsecured line of credit with a bank. Borrowings under the line of credit bear interest at the Wall Street Journal's published prime rate plus 3% (8% at December 31, 2004); interest due monthly. The line of credit is guaranteed by three stockholders and an officer of the Company.


8.     Notes  payable





At December 31, 2004, notes
 payable consist of the following:

Related parties:
Note payable, officer; unsecured;
 interest at prime rate plus 5.5%
(10.5% at December 31, 2004);
due on demand. . . . . . . . . . . .  $ 10,107
Note payable, officer; unsecured;
 interest at 23.99%, due on demand .     5,294
                                    -----------
                                      $ 15,401
                                    ===========

Other:
Convertible note payable to
stockholder, 8% interest rate,
 in default as of the date
of this report (1) . . . . . . . . .  $160,000
Notes payable to stockholder,
 8% interest rate, in default
as of the date of this report (1). .   165,000
Unsecured note with a financial
 institution, 14.99% interest rate,
 interest and principal due monthly
 through November 2008 . . . . . . .    24,912
Note payable to stockholder, 10%
 interest rate, in default . . . . .       600
Note payable, $300,000 face
amount, no stated interest rate
but with an implied annual rate
of 72.8%, due April 3, 2005 (2). . .   262,500
                                    -----------
                                      $613,012
                                    ===========

Long Term:
Convertible debenture, 8%
interest rate, due
July 11, 2007 (2). . . . . . . . . .  $224,479
                                    ===========


1) The Company is currently in discussions with Mr. Revesz, the holder of the notes that are in default as of the date of this report and expects to extend the maturity dates on those notes as it has done several times previously. In April 2004, the Company reached an agreement with Tomas Revesz, its largest creditor and former board member, under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company. The Company also agreed to pay the creditor cash interest at an annual rate of 8% retroactive to the signing of the notes, and monthly at an annual rate of 8% on the new total of $375,000 in notes, with $750 of the monthly interest due being paid in cash and the remainder being paid in stock at a rate of $0.20 per share. In August 2004, the creditor extended the maturity dates of the notes to October 31, 2004, and converted $50,000 of the convertible notes to 250,000 shares of common stock of the Company. For the period of March through December of 2004, the Company issued 61,875 shares to the creditor for $12,750 of interest owed under this arrangement. In December of 2004, the creditor extended the maturity dates of the notes to March 31, 2005.

2) On January 18, 2005, Dutchess loaned the Company an additional $225,000. The note has no stated interest rate but has a face amount of $270,000 and matures on May 18, 2005. In connection with the note, Dutchess was issued 250,000 shares of common stock as an incentive and the Company also signed a consulting agreement with a company in which an employee of Dutchess is a member of management. Under the consulting agreement, the company was issued 500,000 shares of Company common stock.

On April 7, 2005, Dutchess loaned the Company an additional $488,500. The note has no stated interest rate but has a face amount of $586,200 and matures on June 7, 2005. A portion of the proceeds of this loan was used to repay the note dated December 3, 2004 with a face amount of $300,000, which matured on April 3, 2005. In connection with the note, Dutchess was issued 250,000 shares of common stock as an incentive and the Company signed a consulting agreement with a company in which an employee of Dutchess is a member of management. Under the consulting agreement, the company was issued 300,000 shares of Company common stock.

During the period from January 1, 2005 through April 12, 2005, the Company exercised six (6) puts to Dutchess totaling 1,276,610 shares for proceeds of $222,726. Of the total proceeds, $142,635 was used to repay portions of previously issued notes to Dutchess and $80,091 went to the Company.

On March 9, 2005, Dutchess exercised 250,000 warrants at $0.125 each, for total proceeds of $31,250, $15,000 of which was applied to outstanding notes.

Also during the period from January 1, 2005 through April 12, 2005, Dutchess elected to convert at total of $75,000 of the 36-month convertible note for 600,000 shares of the Company's common stock.

9.     Stockholders'  deficit

Preferred  stock:

The Company has authorized 5,000,000 shares of $0.001 par value, preferred stock. In 2001, PCT issued 391,200 shares of its common stock in return for $391,200 in cash proceeds. Based on a review of Company records during 2003, Company management determined that associated warrants to purchase 391,200 shares of common stock at $1.50 per share were never delivered to the purchasers subsequent to their investment. Company management also determined this to be the case with 255,000 shares issued by the Company between January and June 2002 in return for $255,000 in cash proceeds, for which warrants to purchase 255,000 shares at $1.50 per share should have been delivered. According to Company records, all such warrants should have been exercisable for a period of two years from their date of issuance; therefore, the warrants owed to investors from 2001 expired without being delivered to the investors. In order to fulfill the terms of their investment, in January 2004 the Company offered new warrants to each of the investors whose funds were received in 2001 and during the first six months of 2002 in order to permanently replace those that were never issued. Terms of the new warrants allowed the investors to purchase one share of Series A Preferred Stock (Preferred Stock) for $2.50 per share for every $10 originally invested in the Company. The Preferred Stock will pay a 7% annual dividend, on a quarterly basis, in the form of Company common stock. The Preferred Stock is convertible into common shares of the Company on a 1 for 10 basis at any date through June 30, 2005. On that date, all outstanding Preferred Stock will convert to common stock on a 1 for 10 basis. The new warrants to purchase Preferred Stock were to be exercised on or before April 30, 2004. A total of 5,000 shares of Series A Preferred Stock were purchased through the exercise of the warrants. Preferred stock dividends of $644 were accrued in the form of a stock dividend equal to 3,714 shares of common stock of the Company.

Common  stock:

The Company held a special shareholders' meeting on January 6, 2005 where an amendment to the Amended and Restated Articles of Incorporation of Nighthawk Systems, Inc. was approved to increase the number of authorized shares of our common stock from 50,000,000 to 200,000,000.

In October 2002, the Company issued 300,000 shares of common stock to a consultant for services rendered, and to be rendered. At the date of the commitment, the total consulting cost was calculated to be $33,000 based on the fair value of the Company's common stock on that day. During the second quarter of 2003, the Company canceled the share issuance and recorded a $33,000 reduction in consulting expense. The Company's board of directors determined that the shares had not been properly authorized for issuance, and that there was a lack of sufficient evidence that any services had been performed.

During the fourth quarter of 2003, the Company issued a total of 1,116,667 shares of its common stock in exchange for $234,750 of consulting expense incurred during 2003. This included a total of 450,000 shares to five independent directors.

During 2003, the Company issued a total of 1,575,000 shares of its common stock and 1,575,000 warrants with an exercise price of $0.25 per share in exchange for net cash proceeds of $263,000. The warrants are exercisable within two years of the date of each grant.

During 2004, the Company received $127,850, net of offering costs of $900, for the issuance of 858,333 shares of common stock and warrants to purchase 858,333 additional shares for $0.25 per share. In addition, the Company received $109,500 in cash proceeds upon the exercise of 630,000 options issued to consultants during the period. A total of 50,000 shares, which had been issued to a consultant in previous periods, were cancelled during 2004.

Also during 2004, in order to provide the Company with working capital, a Canadian brokerage firm sponsored a private placement of up to $300,000 in Special Warrants, which are convertible into shares of common stock of the Company at $0.20 per share, and also provide the purchaser with a warrant to purchase an equal number of shares of common stock of the Company for a period of two years at $0.30 per share. The Special Warrants will automatically convert at the earlier of i) an effective registration statement filed with the Securities and Exchange Commission or receipt of a qualified prospectus by a Canadian provincial authority, whichever comes later; or ii) one year from their date of issue. As of December 31, 2004, the Special Offering was closed and the Company had issued $188,775 in Special Warrants, net of issuance costs of $43,625 for a total of 1,162,000 Special Warrants to the investors and 145,250 Special Warrants to the brokerage firm.

A total of 2,345,000 shares of common stock were issued during 2004 to consultants and others in return for $325,573 in services. One million of these shares were issued to consultants in relation to the Dutchess funding agreement. In addition, Dutchess received 250,000 warrants to purchase common stock of the Company at $0.125 per share.

A total of $312,853 in notes payable and accrued interest were converted into 1,439,423 shares of common stock, 739,423 warrants to purchase common stock at $0.20 per share and 375,000 warrants to purchase common stock at $0.25 per share during 2004.

A total of 61,875 shares of common stock were issued during 2004 as interest payments on notes payable.

A total of 2,350,000 shares of common stock were issued as part of investment agreements, incentives and placement fees related to the Dutchess equity and debt agreements during 2004.


Common  stock  warrant  transactions  during 2004 and 2003 are summarized below:




                                               WEIGHTED
                                               AVERAGE
                                               EXERCISE
                                   WARRANTS     PRICE
                                   ----------- --------
Outstanding at January 1, 2003. .   2,695,200   $ 0.53
Granted . . . . . . . . . . . . .   1,575,000     0.25
Exercised . . . . . . . . . . . .           -        -
Forfeited . . . . . . . . . . . .    (391,200)    1.50
                                   ----------- --------
Outstanding at December 31, 2003.   3,879,000     0.32
Granted . . . . . . . . . . . . .   3,530,006     0.26
Exercised . . . . . . . . . . . .           -        -
Forfeited . . . . . . . . . . . .  (2,304,000)    0.45
Other (a) . . . . . . . . . . . .   1,510,050     0.10
                                  ----------- --------
Outstanding at December 31, 2004.   6,615,056   $ 0.19
                                   =========== ========


(a) During 2003, the Company issued a total of 1,575,000 shares of its common stock and 1,575,000 warrants with an exercise price of $0.25 per share in exchange for net cash proceeds of $263,000. The warrants are exercisable within two years of the dates of each grant. During 2004, the Company issued a total of 3,530,006 warrants with an average exercise price of $0.26 and 2,304,000 warrants were forfeited. Up to $200,000 in warrants could be exercised prior to March 31, 2005 at the lesser of $2.00 per share or 50% of the consecutive 10-day average closing price prior to the election to exercise the warrant. As of December 31, 2004, this gave the holder the right to exercise up to 2,010,050 warrants at $0.0995 each. 500,000 were included in the number of warrants outstanding at December 31, 2003, resulting in the net addition of 1,510,050 in 2004. The warrants expired unexercised on April 1, 2005.

During the first quarter of 2005, the Company issued 463,100 shares for consulting and other services or for the settlement of liabilities and 8,603 shares for accrued interest on notes payable and preferred dividends.

During the first quarter of 2005, the Company sold 650,000 shares of common stock to an investor for cash at a price of $0.15 per share. Warrants to purchase 650,000 shares of common stock at an exercise price of $0.25 per share were also included in the sale. We did not publicly offer the securities and the investor is an accredited investor. No underwriters were involved in the sale.

10.     Related  party  transactions

During the fourth quarter of 2003, the Company canceled the issuance of 300,000 shares of its common stock originally issued to outside directors for services, as it determined that no associated services had been performed.

During 2003, the Company made payments of $25,504 to Arlen Felsen while he was a director and employee to reduce amounts owed to him for the purchase of certain assets and liabilities of Vacation Communications. Effective July 31, 2003, the Company sold back to Mr. Felsen the assets and liabilities associated with the original purchase and recognized a gain of $92,443 on this transaction.

During 2003, the Company paid a total of $12,678 to Myron Anduri, the Company's current President and then Vice President of Sales, for amounts owed for commissions and salary earned in previous periods. During 2003, Mr. Anduri loaned the Company $7,964 under short-term notes, of which $4,203 was repaid during 2003. During the year ended December 31, 2004, Mr. Anduri was paid an additional $2,289 in cash and $22,278 in Company common stock, 181,416 shares and 181,416 warrants to purchase Company common stock at $0.25 per share, for amounts outstanding under these short-term notes. Based on calculations using Black-Scholes, the fair value of the warrants issued to Mr. Anduri was $9,454. This amount is reflected in interest expense and additional paid-in capital for the period ended December 31, 2004.


At a meeting of the Board of Directors held on March 26, 2003, H. Douglas Saathoff was named Chief Executive Officer of the Company. During 2003, Mr. Saathoff loaned the Company $54,100 under short-term notes, of which $45,100 was repaid by December 31, 2003. The remaining $9,000 was repaid in 2004.

At a meeting of the Board of Directors held on March 26, 2003, the Board accepted the resignation of Steve Jacobson as chief executive officer, but remained as an employee of the Company. On July 9, 2003, Steve Jacobson resigned as a member of the Company's board of directors. On September 8, 2003, the Company entered into a separation agreement with Steve Jacobson under which, among other things, he agreed to a) resign as an employee of the Company; b) return 545,454 shares of stock held by him to the Company in payment of the $118,629 he owed the Company as of that date; and c) transfer voting rights for shares owned or held in trust by him to Myron Anduri, an employee of the Company for five years. Under the agreement, the Company agreed to issue Steve Jacobson 450,000 options to purchase shares of the Company's common stock at $0.22 per share, with such options vesting over a three-year period at a rate of 150,000 shares per year. As a result of the transaction, the Company recorded an additional $39,933 in compensation expense to Steve Jacobson for amounts owed by him to the Company upon his resignation. The Company retired the 545,454 shares returned to the Company under the agreement.

During 2004, the Company entered into an agreement with Steve Jacobson in which it allowed him to transfer up to 600,000 shares of his stock, which he was contractually restricted from selling under his separation agreement until June 2005, to various consultants who had agreed to perform services for the Company. As of December 31, 2004, 200,000 of these shares had been distributed to a consultant and the Company recognized $20,000 in consulting expenses related to this transaction. The remaining 400,000 shares were not distributed, and are not included in the issued and outstanding shares of the Company as of December 31, 2004. As part of the agreement, the Company agreed to replace Mr. Jacobson's 600,000 shares with 730,000 shares of stock that would not be eligible for resale until November 2005. The Company recorded $13,000 in consulting expense associated with this agreement. In addition, the Company amended Mr. Jacobson's separation agreement to allow him to sell 50,000 shares of common stock in each of the months of March, April, May and June 2005.

On December 19, 2003 the Company entered into a settlement and release agreement with a former director, Herb Jacobson, and his wife. Under terms of the agreement, Mr. & Mrs. Jacobson and the Company agreed to dismiss any and all claims against each other in return for, among other things, payment of a total of $25,000 over a four-month period from the Company to Mr. Jacobson. The Company paid this amount during 2003 and 2004. In addition, Mr. and Mrs. Jacobson, along with their son Steven Jacobson, agreed to refrain from selling, transferring, conveying or otherwise disposing of their remaining share ownership for a period of eighteen months subsequent to selling an aggregate of 850,000 shares. As a result of the agreement, the Company recorded a gain of $23,912 due to a reduction in the amount previously recorded by the Company as owed to Mr. Jacobson.

During the year ended December 31, 2004, the Company also borrowed and repaid approximately $25,000 from a company in which its Chairman is a partner.

In August 2004, in an effort to improve its working capital position, the Company issued 558,007 common shares and warrants to purchase 558,007 common shares at $0.20 per share to an individual and a company in exchange for approximately $88,700 in notes payable plus accrued interest owed them by the Company. The individual is a business partner of the Company's Chairman and the company is affiliated with the father of the Company's Chairman. Based on calculations using Black-Scholes, the fair value of the warrants issued to the two parties was $29,079. This amount is reflected in interest expense and additional paid-in capital for the period ended December 31, 2004.

During the twelve months ended December 31, 2004, a business partner of the Company's Chairman billed the Company $20,000 for consulting services.

11.     Stock  options

Upon the reverse acquisition of Peregrine, Inc. on February 1, 2002, the 2000 Performance Stock Option Plan (the "Plan") of PCT was automatically terminated. As such, no options were outstanding as of December 31, 2002. This option plan was subsequently adopted by the Company's Board effective January 1, 2003. The Company may issue a maximum of 4,000,000 shares of common stock under the Plan. The Plan provides for awards in the form of options, including incentive stock options and non-qualified stock options. Under the plan, options granted vest at a rate set by the board of directors or committee appointed by the board directors, options are exercisable up to 10 years from the date of grant at not less than 100% of the fair value of the common stock on the date of grant. If the option holder owns 10% or more of the Company's common stock, the options are exercisable at not less than 110% of the fair value of the common stock on the date of grant. At the Company's Annual Shareholders meeting held in November 2003, the shareholders approved a name change for the plan to the Nighthawk Systems, Inc. 2003 Stock Option Plan and increased the number of shares eligible for distribution under the plan to 5,000,000.

During 2003, the Company granted options to purchase 375,000 shares of common stock of the Company to non-employees, 325,000 of which vested immediately. The remaining 50,000 vest over a three-year period. In accordance with SFAS 123, the Company recognized approximately $6,800 in expense related to the portion of the options vesting during 2003. A total of 1,935,000 options were issued to employees during 2003, all of which vest in thirds on the first, second and third anniversary dates of their issue. During 2004, 1,000,000 options, which vested immediately, were granted to the Directors of the Company. Also during 2004, 630,000 options were granted for consulting services, which vested immediately. The Company recognized $26,460 in expenses related to the issuance of the options issued for consulting services.

The following summarizes the stock option activity for the years ended December 31, 2004 and 2003:




                                                      WEIGHTED
                                                       AVERAGE
                                                      EXERCISE
                                            OPTIONS     PRICE
                                            ---------  ------
             2003
Outstanding at beginning of year . . . . .          -  $    -
Options granted. . . . . . . . . . . . . .  2,310,000    0.22
Options exercised. . . . . . . . . . . . .          -       -
Options forfeited or expired . . . . . . .     25,000    0.22
                                            ---------  ------
Outstanding at end of year . . . . . . . .  2,285,000    0.22
                                            =========  ======

Options exercisable at year end. . . . . .    325,000    0.22
                                            =========  ======

Options available for grant at end of year  2,715,000
                                            =========

             2004
Outstanding at beginning of year . . . . .  2,285,000  $ 0.22
Options granted. . . . . . . . . . . . . .  1,630,000    0.11
Options exercised. . . . . . . . . . . . .    630,000    0.18
Options forfeited or expired . . . . . . .    250,000    0.22
                                            ---------  ------

Outstanding at end of year . . . . . . . .  3,035,000  $ 0.17
                                            =========  ======

Options exercisable at year end. . . . . .  1,995,000  $ 0.14
                                            =========  ======

Options available for grant at end of year  1,335,000
                                            =========

Options outstanding at December 31, 2004 which have not yet vested will vest on the second and third anniversary dates of their issuance as follows: 370,000 shares in January 2005 and 370,000 shares in January 2006; 150,000 shares in September 2005 and 150,000 shares in September 2006.





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April  15,  2005     NIGHTHAWK  SYSTEMS,  INC.

        By:  /s/  H.  DOUGLAS  SAATHOFF
        H.  Douglas  Saathoff,
        Chief  Executive  Officer

        By:  /s/  DANIEL  P.  McREDMOND
        Daniel  P.  McRedmond
        Principal  Accounting  and  Financial  Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature               Title            Date
---------               -----            ----
/s/  Max  Polinsky     Director     April  15,  2005
------------------
Max  Polinsky

/s/  Patrick  Gorman   Director     April  15,  2005
--------------------
Patrick  Gorman