Form 10KSB/A
period 2004-12-31
NIGHTHAWK SYSTEMS INC
filed 2005-04-18
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                 (Amendment No. 1)

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

Transitional  Small  Business  Disclosure  Format Used (Check one): Yes[ ] No[x]




TABLE  OF  CONTENTS


                    PART I
Item 1. Description of Business                                                       1

Item 2. Description of Property                                                       4

Item 3. Legal Proceedings                                                             4

Item 4. Submission of Matters to a Vote of Security Holders                           5

                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters            5

Item 6. Management's Discussion and Analysis or Plan of Operation                     6

Item 7. Financial Statements                                                         12

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial    12
        Disclosure

Item 8A. Controls and Procedures                                                     12

                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(A) of the Exchange Act of 1934, as amended        13

Item 10. Executive Compensation                                                      14

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                            15

Item 12. Certain Relationships and Related Transactions                              16

Item 13. Exhibits, Financial Statements and Reports on Form 8-K                      18

Item 14. Principal Accountant Feeds and Services                                     19

Signatures and Certifications

                                        i



Purpose of Amendment

This Amendment No. 1 to Form 10-KSB is being filed to amend Part III, Item 13 to remove Exhibit 5.1 Opinion of Counsel, Amy Trombly, Esq. and to add page numbers to the document.

                                    Part 1


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
                                   ====================================================



                                        8
Revenues from continuing operations are made up of product sales and airtime billed to customers for Nighthawk Systems, Inc. products, while revenues from discontinued operations consist of airtime revenues generated by the Company's paging operations, which were disposed of effective July 31, 2003. Revenues from continuing operations declined $420,613 or 41% between years primarily due to the completion of two large contracts during 2003. Combined, the two contracts contributed $749,600 or 74%, of total product revenues for 2003. One of the contracts was for the Company's Nighthawk NH2 product and produced revenues of $432,600 in 2003. The second contract was for the Company's PT1 LC product and produced revenues of approximately $317,000 in 2003. This contract was approximately 81% complete as of December 31, 2003. Sales of the Company's CEO-700 product increased $168,951 or 592% between years and offset to some degree the effects of the large 2003 contracts. During 2004 and 2003, the Company spent approximately $9,200 and $6,000, respectively, on product advertising due to limited availability of operating funds.

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



                             Nighthawk Systems, Inc.
                      Consolidated Statements of Cash Flows
                            Years ended December 31,


                                                            2004                         2003
                                                        ------------                -------------
Cash  flows  from  operating  activities:
                  Net loss                       $       (1,376,751)           $        (552,457)
                                                        ------------                -------------
Adjustments  to  reconcile  net  loss
to  net  cash  used  in  operating  activities:
   Loss  from  operations  of  discontinued
   segment                                                        -                        14,472
   Gain  on  disposition  of  operating
   Segment                                                        -                       (92,443)
   Depreciation and amortization                              7,707                         5,859
   Provision for bad debts                                      380                             -
   Settlement  of  other  related  party
   payable                                                       -                        (23,912)
   Amortization of loan discounts                            15,104                             -
   Beneficial conversion feature                             92,465                             -
   Common stock issued for services                         205,775                       234,750
   Common stock issued for interest                          78,658                        11,500
   Common  stock  issued  for  placement
   fees and incentives                                       37,500                             -
   Issuance  of  stock  options  to  consultants
   for services                                              119,798                         6,825
   Compensation  expense  on  settlement
   of receivable from shareholder                                 -                         4,992
   Reversal  of  2002  deferred  compensation                     -                      (300,000)
   Reversal of consulting agreement                               -                       (33,000)
Change  in  assets  and  liabilities:
   Decrease  (increase)  in  accounts  receivable            (4,217)                      160,232
   Decrease (increase) in inventories                        48,620                       (15,621)
   Increase in prepaids                                    (105,407)                      (35,355)
   Increase  in  intangible  and  other  assets              (5,084)                         (720)
   Increase  in accounts payable                             29,716                        53,659
   Increase  in accrued expenses                             67,396                         8,643
   Decrease in deferred revenue                                   -                      (432,600)
   Increase (decrease) in customer deposit                  (63,544)                       63,544
                                                        ------------                -------------
      Total adjustments                                     524,867                     (369,175)
                                                        ------------                -------------
Net  cash  used  in  operating  activities  of
      continuing operations                                (851,884)                   (921,632)
                                                        ------------                -------------

Cash  flows  from  investing  activities:
   Purchases  of  furniture,  fixtures
   and equipment                                                   -                     (18,124)
                                                        ------------                -------------
   Net cash used in investing activities                           -                     (18,124)
                                                        ------------                -------------

Cash  flows  from  financing  activities:
   Cash overdraft                                            (3,902)                      3,902
   Proceeds  from  the  sale  of
   preferred stock                                           12,500                           -
   Proceeds  from  notes  payable,
   related parties                                           26,261                      62,064
   Payments  on  notes  payable,
   related parties                                          (36,318)                    (49,302)
   Payments  made  on  factoring
   Arrangement                                                    -                     (82,502)
   Proceeds from notes payable, other                       335,000                     365,000
   Payments  on  notes  payable,
   other and line of credit                                 (71,664)                    (25,447)
   Proceeds  from  the  issuance  of
   convertible debt and warrants                            250,000                           -
   Net  proceeds  from  the  issuance
   of special warrants                                      188,775                           -
   Payments  on  other  related
   party payable                                            (25,000)                          -
   Net  proceeds  from  issuance  of
   common stock and warrants                                237,350                     263,000
                                                        ------------                -------------
Net  cash  provided  by
financing activities                                        913,002                    536,715
                                                        ------------                -------------
Cash used in discontinued operations                              -                    (25,636)
                                                        ------------                -------------
Net increase (decrease) in cash                              61,118                   (428,677)
Cash, beginning of year                                           -                    428,677
                                                        ------------                -------------
  Cash, end of year                            $              61,118           $             -
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

The following summarizes the stock option activity for the years ended December 31, 2004 and 2003:




                                                      WEIGHTED
                                                       AVERAGE
                                                      EXERCISE
                                            OPTIONS     PRICE
                                            ---------  ------
             2003
Outstanding at beginning of year . . . . .          -  $    -
Options granted. . . . . . . . . . . . . .  2,310,000    0.22
Options exercised. . . . . . . . . . . . .          -       -
Options forfeited or expired . . . . . . .     25,000    0.22
                                            ---------  ------
Outstanding at end of year . . . . . . . .  2,285,000  $ 0.22
                                            =========  ======

Options exercisable at year end. . . . . .    325,000  $ 0.22
                                            =========  ======

Options available for grant at end of year  2,715,000
                                            =========

             2004
Outstanding at beginning of year . . . . .  2,285,000  $ 0.22
Options granted. . . . . . . . . . . . . .  1,630,000    0.11
Options exercised. . . . . . . . . . . . .    630,000    0.18
Options forfeited or expired . . . . . . .    250,000    0.22
                                            ---------  ------

Outstanding at end of year . . . . . . . .  3,035,000  $ 0.17
                                            =========  ======

Options exercisable at year end. . . . . .  1,995,000  $ 0.14
                                            =========  ======

Options available for grant at end of year  1,335,000
                                            =========



Options outstanding at December 31, 2004 which have not yet vested will vest on the second and third anniversary dates of their issuance as follows: 370,000 shares in January 2005 and 370,000 shares in January 2006; 150,000 shares in September 2005 and 150,000 shares in September 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April  18,  2005     NIGHTHAWK  SYSTEMS,  INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature               Title            Date
---------               -----            ----
/s/  Max  Polinsky     Director     April  18,  2005
------------------
Max  Polinsky

/s/  Patrick  Gorman   Director     April  18,  2005
--------------------
Patrick  Gorman


