Form 10QSB
period 2005-03-31
NIGHTHAWK SYSTEMS INC
filed 2005-05-20
CIK 1084475

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to ________

                         Commission File Number: 0-30786

                             NIGHTHAWK SYSTEMS, INC
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                      87-0627349
            ------                                      ----------
  (State or other jurisdiction of                         (I.R.S
   incorporation or organization)               Employer Identification No.)

                            10715 Gulfdale, Suite 200
                             San Antonio, TX  78216
                             ----------------------
                    (Address of principal executive offices)

                                  210 341-4811
                                  ------------
                           (Issuer's telephone number)

       __________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 5, 2005 there were 37,025,035 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                                      Index
Part I    Financial Information

Item 1    Financial Statements (unaudited)
          Report  of  Independent  Registered  Public  Accounting  Firm                              2
          Condensed  consolidated  balance  sheet  as  of  March 31, 2005                            3
          Condensed  consolidated  statements of operations for the three months
          Ended  March  31,  2005  and  2004                                                         4
          Condensed  consolidated  statement  of  stockholders'  deficit for the
          Three  months  ended  March  31,  2005                                                     5
          Condensed  consolidated statements of cash flows for the three months ended
          March  31,  2005  and  2004                                                                6
          Notes  to  condensed  consolidated  financial  statements                                  8

Item 2    Management's Discussion and Analysis or Plan of Operation                                 16
Item 3    Controls and Procedures                                                                   21

Part II   Other Information

Item 1    Legal Proceedings                                                                         23
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds                               23
Item 3    Defaults Upon Senior Securities                                                           23
Item 4    Submissions of Matters to a Vote of Security Holders                                      24
Item 5    Other Information                                                                         24
Item 6    Exhibits and Reports on Form 8-K                                                          24

          Signatures and Certifications                                                             25

                         PART I - FINANCIAL INFORMATION


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board  of  Directors
Nighthawk  Systems,  Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nighthawk Systems, Inc. and subsidiary as of March 31, 2005, the related condensed consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004, the condensed consolidated statement of stockholders' deficit for the three-month period ended March 31, 2005, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

GHP  Horwath,  P.C.

Denver,  Colorado
May  12,  2005




                                     Nighthawk Systems, Inc.
                              Condensed Consolidated Balance Sheet
                                         March 31, 2005



        ASSETS

Current assets:
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    47,099
     Accounts receivable, net of allowance for doubtful accounts of
     $134                                                                   $    81,508
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,685
     Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      102,750
                                                                            ------------
               Total current assets. . . . . . . . . . . . . . . . . . . .      268,042
                                                                            ------------

Furniture, fixtures and equipment, net . . . . . . . . . . . . . . . . . .       13,359
Intangible and other assets. . . . . . . . . . . . . . . . . . . . . . . .       13,742
                                                                            ------------
                                                                            $   295,143
                                                                            ============


      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   383,515
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .      211,708
    Line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,792
    Notes payable:
        Related parties. . . . . . . . . . . . . . . . . . . . . . . . . .       15,190
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      774,747
                                                                            ------------
               Total current liabilities . . . . . . . . . . . . . . . . .    1,404,952
                                                                            ------------

Long-term liabilities:
   Convertible debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .      183,145
                                                                            ------------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized;
    5,000 issued and outstanding; liquidation preference $12,500 . . . . .       12,500
    Common stock; $0.001 par value; 200,000,000 shares authorized;
    35,394,735 issued and outstanding. . . . . . . . . . . . . . . . . . .       35,395
    Special warrants . . . . . . . . . . . . . . . . . . . . . . . . . . .      188,775
    Additional paid- in capital. . . . . . . . . . . . . . . . . . . . . .    4,453,998
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .   (5,983,622)
                                                                            ------------
               Total stockholders' deficit . . . . . . . . . . . . . . . .   (1,292,954)
                                                                            ------------
                                                                            $   295,143
                                                                            ============

The accompanying notes are an integral part of these financial statements.



                                        Nighthawk Systems, Inc.
                            Condensed Consolidated Statements of Operations
                                     Three months ended March 31,


                                                                                   2005          2004
                                                                            ------------  ------------
Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   171,222   $   102,838

Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . . . .      104,524        72,566
                                                                            ------------  ------------
     Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       66,698        30,272


Selling, general and administrative expenses . . . . . . . . . . . . . . .      561,660       276,080
                                                                            ------------  ------------
     Loss from operations. . . . . . . . . . . . . . . . . . . . . . . . .     (494,962)     (245,808)

 Interest expense:
     Related parties . . . . . . . . . . . . . . . . . . . . . . . . . . .          691         3,373
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      130,627        18,018
                                                                            ------------  ------------
         Total interest expense. . . . . . . . . . . . . . . . . . . . . .      131,318        21,391
                                                                            ------------  ------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (626,280)     (267,199)
Less: preferred stock dividends. . . . . . . . . . . . . . . . . . . . . .         (219)
                                                                            ------------  ------------
Net loss to common stockholders. . . . . . . . . . . . . . . . . . . . . .  $  (626,499)  $  (267,199)
                                                                            ============  ============

Net loss per basic and diluted common share. . . . . . . . . . . . . . . .  $     (0.02)  $     (0.01)
                                                                            ============  ============

Net loss to common stockholders per basic and diluted common share . . . .  $     (0.02)  $     (0.01)
                                                                            ============  ============

Weighted average common shares outstanding - basic and diluted . . . . . .   33,733,867    24,958,301

The accompanying notes are an integral part of these financial statements.



                                                    Nighthawk Systems, Inc.

                                  Condensed Consolidated Statements of Stockholders' Deficit

                                               Three months ended March 31, 2005


                         Preferred Stock                 Common stock
                         ---------------                 ------------
                                                                           Additional
                                                                             paid-in     Special   Accumulated
                    Shares            Amount          Shares       Amount    capital     Warrants    deficit      Total
                    ----------------------------------------------------------------------------------------------------------
Balances,
 December 31, 2004
                              5,000   $      12,500   31,959,247   $ 31,960  $3,884,516  $ 188,775  $(5,357,342)  $(1,239,591)
                    ----------------  --------------  -----------  --------  ----------  ---------  ------------  ------------
Common stock
issued, and
puts and warrants
exercised
for cash . . . . .                                     1,971,310      1,971     310,576                                312,547

Common stock
issued as
incentive for
notes payable                                            250,000        250      52,250                                 52,500

Common stock
and options
issued for
consulting
services                                                 650,000        650     119,350                                120,000

Conversion of
accrued
expenses to
common stock                                             313,100        313      56,307                                 56,620

Conversion of
notes payable
to common stock. .                                       250,000        250      31,000                                 31,250

Series A
preferred
dividend . . . . .                                         1,078          1         (1)                                      -

Net loss . . . . .                                                                                    (626,280)       (626,280)
                    ----------------  --------------  -----------  --------  ----------  ---------  ------------  ------------

Balances,
 March 31, 2005. .            5,000   $      12,500   35,394,735   $ 35,395  $4,453,998  $ 188,775  $(5,983,622)  $(1,292,954)
                    ================  ==============  ===========  ========  ==========  =========  ============  ============

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.




                                NIGHTHAWK SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              THREE MONTHS ENDED MARCH 31,


                                                                      2005        2004
                                                                 ----------  ----------
Cash flows from operating activities:
      Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $(626,280)  $(267,199)
                                                                 ----------  ----------

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . . .      1,681       1,928
   Amortization of loan discounts and warrants. . . . . . . . .     66,063           -
   Common stock issued for consulting services. . . .               15,000      33,060
   Amortization of incentive interest on notes payable. . . . .     50,250           -
   Amortization of prepaid consulting expenses        . . . . .    121,666           -
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable . . . . . . . . .    (35,754)     28,955
   (Increase) decrease in inventories . . . . . . . . . . . . .     (9,976)     25,183
   Decrease in prepaids . . . . . . . . . . . . . . . . . . . .     23,596           -
   Decrease in other assets and liabilities . . . . . . . . . .          -         665
   Decrease in accounts payable . . . . . . . . . . . . . . . .    (38,739)    (51,595)
   Increase in accrued expenses. . . . . . . . . . .                24,275      88,313
                                                                 ----------  ----------
Total adjustments . . . . . . . . . . . . . . . . . . . . . . .    218,062     126,509
                                                                 ----------  ----------
Net cash used in operating activities of continuing operations.   (408,218)   (140,690)
                                                                 ----------  ----------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment . . . . . . .     (1,973)          -
                                                                 ----------  ----------
Net cash used in investing activities . . . . . . . . . . . . .     (1,973)          -
                                                                 ----------  ----------

Cash flows from financing activities:
   Cash overdraft . . . . . . . . . . . . . . . . . . . . . . .          -      (3,902)
   Proceeds from the sale of preferred stock. . . . . . . . . .          -       7,500
   Proceeds from notes payable, related parties . . . . . . . .        339           -
   Payments on notes payable, related parties . . . . . . . . .       (550)     (9,169)
   Proceeds from notes payable, other . . . . . . . . . . . . .    225,000           -
   Payments on notes payable, other . . . . . . . . . . . . . .   (127,765)     (9,299)
   Payments on long term notes payable. . . . . . . . . . . . .    (13,399)          -
   Payments on other related party payable. . . . . . . . . . .          -     (18,750)
   Net proceeds from the sale of common stock, and the exercise
   of puts and warrants. . . . . . . . . . . . . . . . . . . . .   312,547     177,350
                                                                 ----------  ----------
Net cash provided by financing activities . . . . . . . . . . .    396,172     143,730
                                                                 ----------  ----------
Net (decrease) increase in cash . . . . . . . . . . . . . . . .    (14,019)      3,040
                                                                 ----------  ----------
Cash, beginning balance . . . . . . . . . . . . . . . . . . . .     61,118           -
                                                                 ----------  ----------
Cash, ending balance. . . . . . . . . . . . . . . . . . . . . .  $  47,099   $   3,040
                                                                 ==========  ==========



                                  CONDENSED CONSOLIDATE STATEMENTS OF CASH FLOWS
                                                   (CONTINUED)


Supplemental disclosures of cash flow information: . . . . . . . . . . . .       THREE MONTHS ENDED MARCH 31,
                                                                                    2005               2004
                                                                              --------------      --------------

Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . .       $    18,312       $       1,019
                                                                              ==============      ==============

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued as incentive interest on notes payable  . . . . . . .       $    52,500
                                                                              ==============

Common shares issued for prepaid consulting agreements . . . . . . . . . .       $   105,000
                                                                              ==============

Conversion of accrued expenses to common stock . . . . . . . . . . . . . .       $    56,620
                                                                              ==============

Conversion of notes payable and accrued interest to common
stock
   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    29,498
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,752
                                                                              --------------
Total amount converted . . . . . . . . . . . . . . . . . . . . . . . . . .       $    31,250
                                                                              ==============


Preferred stock dividends issued in common stock . . . . . . . . . . . . .       $       219
                                                                              ==============
The accompanying notes are an integral part of these financial statements.

                             NIGHTHAWK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)

1.  Organization,  going  concern,  results of operations and management's plans

Organization

Nighthawk Systems, Inc. ("the Company") designs and manufactures intelligent remote power control products that are easy to use, inexpensive and can remotely control virtually any device from any location. The Company's proprietary, wireless products are ready to use upon purchase, so they are easily installed by anyone, regardless of technical ability, and are also easily integrated into third-party products, systems and processes. They allow for intelligent control by interpreting instructions sent via paging and satellite media, and executing the instructions by 'switching' the electrical current that powers the device, system or process. Nighthawk's intelligent products can be activated individually, in pre-defined groups, or en masse, and for specified time periods with a simple click of a mouse or by dialing a telephone number.

Going  concern,  results  of  operations  and  management's  plans

The Company incurred a net loss of approximately $1.38 million during the year ended December 31, 2004 and a net loss of approximately $626,000 during the quarter ended March 31, 2005. The Company had a stockholders' deficit and working capital deficiency of approximately $1.24 million and $1.04 million, respectively, as of December 31, 2004 and $1.29 million and $1.14 million respectively, as of March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although no assurance can be given that such plans will be successfully implemented, management's plans to address these concerns include:

1.     Raising  working  capital  through  additional  borrowings.
2.     Raising  equity  funding  through  sales  of  the Company's common stock.
3.     Implementation  of  a  sales  and  marketing  plan.

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") which was amended on August 26, 2004 and on
September 24, 2004. Under the terms of the amended arrangement, the Company received $100,000 under a convertible debenture on August 11, 2004, $25,000 on August 26, 2004, and $125,000 under the debenture on September 27, 2004. Interest accrues on the debenture at an annual rate of 8%. The debenture can be converted into common shares anytime prior to its maturity on August 10, 2007 at the lesser of (i) 73% of the lowest closing bid price on the date of conversion, or (ii) twelve and a half cents ($0.125). Any portion of the debenture that remains outstanding at August 10, 2007 will automatically convert into common shares. The number of shares converted at any time is limited so as not to exceed 4.99% of the outstanding shares of Nighthawk common stock outstanding. In addition, Dutchess was issued a warrant to purchase up to 250,000 shares of common stock at a price of twelve and a half cents ($0.125) for a period of up to five years. Dutchess also required the Company to hire Edgarization, LLC for consulting services and Nighthawk issued the consulting company 500,000 shares of common stock. The Company recorded the fair value of these shares as prepaid consulting and will expense their value over the term of the agreement. The
Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume.

Although the amount and timing of specific cash infusions available under the entire financing arrangement cannot be predicted with certainty, the arrangement represents a contractual commitment by Dutchess to provide funds to the Company.

On December 3, 2004 Dutchess loaned the Company an additional $250,000. The note had no stated interest rate but had a face amount of $300,000 and matured April 3, 2005. Under the terms of the note, Dutchess was issued 250,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note. Dutchess also required the Company to hire Edgarization, LLC for consulting services and Nighthawk issued the consulting company 500,000 shares of common stock. The Company recorded the fair value of these shares as prepaid consulting and will expense their value over the term of the agreement. The implied annual rate of interest is 119.7%. The note was intended to be repaid via puts exercised under the investment agreement with the Company making payments of the greater of $75,000 every 30 days or 50% of each put until the note is paid in full. The note was repaid on April 7, 2005 with a partial use of the proceeds of a new note.

On January 18, 2005, Dutchess loaned the Company an additional $225,000. The note has no stated interest rate but has a face amount of $270,000 and matures on May 18, 2005. Under the terms of the note, Dutchess was issued 250,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note. Dutchess also required the Company to hire Edgarization, LLC for consulting services and Nighthawk issued the consulting company 500,000 shares of common stock. The Company recorded the fair value of these shares as prepaid consulting and will expense their value over the term of the agreement. The implied annual rate of interest is 194.5%.

On April 7, 2005, Dutchess loaned the Company an additional $488,500. The note has no stated interest rate but has a face amount of $586,200 and matures on June 7, 2005. A portion of the proceeds of this loan was used to repay the note dated December 3, 2004 with a face amount of $300,000, which matured on April 3, 2005. Under the terms of the note, Dutchess was issued 250,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note. Dutchess also required the Company to hire Edgarization, LLC for consulting services and Nighthawk issued the consulting company 300,000 shares of common stock. The Company recorded the fair value of these shares as prepaid consulting and will expense their value over the term of the agreement.

During the period from January 1, 2005 through March 31, 2005, the Company exercised five (5) puts to Dutchess totaling 1,071,310 shares for net proceeds of $183,797. Of the total proceeds, $125,633 was used to repay portions of previously issued notes to Dutchess and $58,164 went to the Company.

On March 9, 2005, Dutchess exercised 250,000 warrants at $0.125 each, for total proceeds of $31,250, $15,000 of which was applied to outstanding notes.

Also during the period from January 1, 2005 through March 31, 2005, Dutchess elected to convert a total of $31,250 of the 36-month convertible note for 250,000 shares of the Company's common stock.

During the period from April 1, 2005 through May 5, 2005, the Company exercised one (1) put to Dutchess totaling 205,300 shares for proceeds of $29,255.

During the period from April 1, 2005 through May 5, 2005, Dutchess elected to convert a total of $76,250 of the 36-month convertible note for 625,000 shares of the Company's common stock.

Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts, and to cover cash flow deficiencies.

The  sales  and  marketing  plan  for  2005  includes  the  following:

     - Hiring sales and marketing personnel. The Company increased its sales force in the first quarter of 2005 with experienced salespeople with the goal of effectively targeting existing and new markets.

     - Product marketing including print media and attendance at trade shows. This method has proved the most effective for the Company to date, and it plans to increase its presence in these areas to attract new customers.

     - An improved Internet presence. The Company launched a new website in May 2005 to improve content and to make the site more friendly to search engines. The Company has plans to add e-commerce functionality at a future date.

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

2.  Basis  of  presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Nighthawk Systems, Inc. and its subsidiary PCT (collectively referred to herein as "the Company"), have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for 2004 filed with the Securities and Exchange Commission (the "SEC").

3.  Significant  accounting  policies

Revenue  recognition

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. The Company had no bill and hold sales at December 31, 2004 or March 31, 2005. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued expenses on the balance sheet at March 31, 2005, is approximately $15,800.

Provision  for  doubtful  accounts

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. At March 31, 2005, the Company had approximately $81,500 in accounts receivable, net of the allowance for doubtful accounts. Approximately $37,655 of this balance was from one customer, which was collected subsequent to March 31, 2005.

During the three months ended March 31, 2005, one customer accounted for approximately 46% of total revenue. During the three months ended March 31, 2004, one customer accounted for approximately 53% of total revenue.

During the three months ended March 31, 2005, the Company's largest supplier accounted for approximately 68% of the Company's purchases of pre-manufactured component materials.

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

Net  loss  per  share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the quarter ended March 31, 200 and the year ended December 31, 2004, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

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

Reclassifications

Certain amounts reported in the consolidated financial statements for the three months ended March 31, 2004 have been reclassified to conform to the March 31, 2005 presentation.

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

Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. As all employee options were issued at or above market during 2004 and the first quarter of 2005, no compensation expense was recognized in either of the periods. If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:




                                         Three  months  ended  March  31,
                                         --------------------------------

                                                  2005        2004
                                             ----------  ----------
Net loss applicable to common stockholders:
As reported . . . . . . . . . . . . . . . .  $(626,499)  $(267,199)
Total stock-based employee compensation
 expense determined under fair value based
 method for all employee awards, net. . . .     (6,148)     (3,454)
                                             ----------  ----------
Pro forma net loss. . . . . . . . . . . . .  $(632,647)  $(270,653)
                                             ==========  ==========

Net loss per share:
As reported:
Basic and diluted . . . . . . . . . . . . .  $   (0.02)  $   (0.01)
Pro forma:
Basic and diluted . . . . . . . . . . . . .  $   (0.02)  $   (0.01)

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

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:



                     Three  months  ended  March  31,
                     --------------------------------
Black-Scholes Assumptions
                              2005      2004
                           --------  --------

Dividend yield. . . . . .     0.00%     0.00%
Expected volatility . . .     1.31     1.122
Risk-free interest rate .     4.50%     4.50%
Expected life in years. .  2 years   3 years


The weighted average fair value at date of grant for options granted during the first quarter of 2005 was $0.132 per share using the above assumptions. There were no options granted to employees during the first quarter of 2004.

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

3.  Related  party  transactions

During the year ended December 31, 2004, a business partner of the Company's Chairman billed the Company $20,000 for consulting services. The liability was settled for 175,000 shares of the Company's common stock in the first quarter of 2005.

4.  Notes  payable




At March 31, 2005, notes payable consist of the following:

Related parties:
Note payable, officer; unsecured; interest at prime rate plus 5.5% (10.5% at
March 31, 2005); due on demand . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,107
Note payable, officer; unsecured; interest at 23.99%, revolving. . . . . . . . . .     5,083
                                                                                   ---------
                                                                                    $ 15,190
                                                                                   =========
Other:
Convertible note payable to stockholder, 8% interest rate, in default as of the date of this report (1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $160,000
Notes payable to stockholder, 8% interest rate, in default as of the date of this
report (1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    165,000
Unsecured note with a financial institution, 14.99% interest rate, revolving . . .    23,380
Note payable, $300,000 face amount, no stated interest rate but with an implied
annual rate of 119.7%, due April 3, 2005 (2) . . . . . . . . . . . . . . . . . . .   300,000
Note payable, $270,000 face amount, no stated interest rate but with an implied
annual rate of 194.5%, due May 18, 2005 (2). . . . . . . . . . . . . . . . . . . .   126,367
                                                                                   ---------
                                                                                    $774,747
                                                                                   =========

Long Term:
Convertible debenture, 8% interest rate, due July 11, 2007 (2) . . . . . . . . . .  $183,144
                                                                                   =========

1) The Company is currently in discussions with Mr. Revesz, the holder of the notes that are in default as of the date of this report and expects to extend the maturity dates on those notes as it has done several times previously. In April 2004, the Company reached an agreement with Tomas Revesz, a former board member, under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company. The Company also agreed to pay the creditor cash interest at an annual rate of 8% retroactive to the signing of the notes, and monthly at an annual rate of 8% on the new total of $375,000 in notes, with $750 of the monthly interest due being paid in cash and the remainder being paid in stock at a rate of $0.20 per share. In August 2004, the creditor extended the maturity dates of the notes to October 31, 2004, and converted $50,000 of the convertible notes to 250,000 shares of common stock of the Company. For the period of March through December of 2004, the Company issued 61,875 shares to the creditor for $12,750 of interest owed under this arrangement. In December of 2004, the creditor extended the maturity dates of the notes to March 31, 2005.

2) On April 7, 2005, Dutchess loaned the Company an additional $488,500. The note has no stated interest rate but has a face amount of $586,200 and matures on June 7, 2005. A portion of the proceeds of this loan was used to repay the note dated December 3, 2004 with a face amount of $300,000, which matured on April 3, 2005. Under the terms of the note, Dutchess was issued 250,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note. Dutchess also required the Company to hire Edgarization, LLC for consulting services and Nighthawk issued the consulting company 300,000 shares of common stock. The Company recorded the fair value of these shares as prepaid consulting and will expense their value over the term of the agreement.

During the period from January 1, 2005 through March 31, 2005, the Company exercised five (5) puts to Dutchess totaling 1,071,310 shares for net proceeds of $183,797. Of the total proceeds, $125,633 was used to repay portions of previously issued notes to Dutchess and $58,164 went to the Company.

On March 9, 2005, Dutchess exercised 250,000 warrants at $0.125 each, for total proceeds of $31,250, $15,000 of which was applied to outstanding notes.

Also during the period from January 1, 2005 through March 31, 2005, Dutchess elected to convert a total of $31,250 of the 36-month convertible note for 250,000 shares of the Company's common stock.

During the period from April 1, 2005 through May 5, 2005, the Company exercised one (1) put to Dutchess totaling 205,300 shares for proceeds of $29,255.

During the period from April 1, 2005 through May 5, 2005, Dutchess elected to convert a total of $76,250 of the 36-month convertible note for 625,000 shares of the Company's common stock.



5.  Stockholders'  Deficit

Preferred  stock

Preferred stock dividends of $219 were accrued in the form of a stock dividend equal to 1,078 shares of common stock of the Company during the first quarter of 2005.

Common  stock

The Company held a special shareholders' meeting on January 6, 2005 where an amendment to the Amended and Restated Articles of Incorporation of Nighthawk Systems, Inc. was approved to increase the number of authorized shares of our common stock from 50,000,000 to 200,000,000.

During the first quarter of 2005, the Company issued 463,100 shares for consulting and other services, of which 175,000 shares were issued to a business partner of the Company's Chairman to settle a $20,000 liability for consulting services performed and expensed in 2004.

During the first quarter of 2005, the Company sold 650,000 shares of common stock to an investor for cash at a price of $0.15 per share. Warrants to purchase 650,000 shares of common stock at an exercise price of $0.25 per share were also included in the sale. We did not publicly offer the securities and the investor is an accredited investor. No underwriters were involved in the sale.

In April 2005, the Company issued 250,000 shares of common stock to Prospect Hunter, Inc. for marketing services for a period of one year beginning in April 2005.

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

General

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

Applications  for  our  intelligent  products  include,  but are not limited to:

     -  Rebooting  remotely  located  computer  equipment
     -  Remote  switching  of  residential  power
     -  Managing  power  on  an  electrical  grid
     -  Activation/deactivation  of  alarm  and  warning  devices
     -  Displaying  or  changing  a  digital  or printed message or warning sign
     -  Turning  pumps  on  or  off
     -  Turning  heating  or  cooling  equipment  on  or  off

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


The Company has historically had minimum funds available to it to support its operations and has been largely dependent on private equity placements with accredited investors to fund its negative cash flows. As such, the Company's ability to fund and sustain sales and marketing efforts was very limited. In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") which was amended on August 26, 2004 and on
September 24, 2004. Under the terms of the amended arrangement, the Company received a total of $250,000 under a debenture during the three-month period ended September 30, 2004. The Company also signed an investment agreement under which, subsequent to the December 2004 effectiveness of its SB-2 registration statement filed with the Securities and Exchange Commission ("SEC"), Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. As is more fully explained in Liquidity and Capital Resources below, the Company began utilizing this investment agreement in December 2004 and continued to utilize this agreement in the first quarter of 2005 in order to implement a sales and marketing effort designed to stimulate revenue growth. This sales and marketing plan for 2005 includes the following:

     - Hiring sales and marketing personnel. The Company increased its sales force in the first quarter of 2005 with experienced salespeople with the goal of effectively targeting existing and new markets.

     - Product marketing including print media and attendance at trade shows. This method has proved the most effective for the Company to date, and it plans to increase its presence in these areas to attract new customers.

     - An improved Internet presence. The Company launched a new website in May 2005 to improve content and to make the site more friendly to search engines. The Company has plans to add e-commerce functionality at a future date.

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

Revenue  recognition

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. There were no bill and hold items at March 31, 2005. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued expenses on the balance sheet at March 31, 2005, is approximately $15,800.

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

Comparison  of  the  Three  Months  Ended  March  31,  2005  and  March 31, 2004

Revenue

The components of revenue and their associated percentages of total revenues, for the three months ended March 31, 2005 and 2004 are as follows:




                              Three  months  Ended  March  31,
                             --------------------------------
                                 2005               2004        Change %   Change $
                             ---------------  ----------------  --------  ----------
Revenues:
Nighthawk NH1, NH2 & NH8. .  $ 21,604    13%  $  56,858    55%    -62%    $(35,254)
PT 1000, PT1 LC & PT Boards    25,853    15%     14,831    14%     74%      11,022
CEO 700 . . . . . . . . . .    31,225    18%      9,935    10%    214%      21,290
Hydro 1 . . . . . . . . . .    76,750    45%          -     0%    n/a       76,750
Airtime sales . . . . . . .    14,233     8%     10,166    10%     40%       4,067
Other product . . . . . . .       355     0%      9,464     9%    -96%      (9,109)
Freight . . . . . . . . . .     1,202     1%      1,584     2%    -24%        (382)
                             --------  -----  ---------  ---------  ----  ---------
Total revenues. . . . . . .  $171,222   100%  $ 102,838   100%     66%    $ 68,384
                             --------  -----  ---------  ---------  ----  ---------

Revenues for the three-month period ended March 31, 2005 were $171,222 as compared to $102,838 for the corresponding period of the prior year, an increase of 66% between periods. During the three months ended March 31, 2005, one customer, who purchased the Company's Hydro 1 product, represented approximately 46% of the Company's total revenue. During the three months ended March 31, 2004, the Company's largest customer, who purchased the Company's NH1 rebooting product, accounted for approximately 53% of total revenue.

Cost of goods sold includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of goods sold increased by $31,958 or 44% to $104,524 for the three months ended March 31, 2005 from $72,566 for the corresponding period of the prior year but decreased as a percentage of revenues between the periods from 71% in 2004 to 61% in 2005. The increase in the gross amount was due to increased sales volume while the increase in gross margin was due in part to our ability to order parts in larger quantities and spread fixed costs over greater unit volume.

Selling, general and administrative expenses for the three months ended March 31, 2005 increased by $285,580 or 103% to $561,660 from $276,080 for the three-month period ended March 31, 2004. The Company incurred approximately $137,000 in non-cash expenses in the first quarter of 2005 for consulting and other services. This represents an increase of approximately $104,000 in non-cash expenses when compared to the quarter ended March 31, 2004. For the three months ended March 31, 2005, the Company recognized $105,000 in consulting expense for 500,000 shares issued to a company in which an employee of Dutchess is a member of management. Also during the first quarter of 2005, the Company spent $125,000 in cash for investor relations programs.

Interest expense increased $109,927 or 514% between the three-month periods presented. The increase was due primarily to interest expense related to the Dutchess notes, some of which have no stated interest rate but have a repayment amount greater than the funded amount. The Company recognizes the difference between the face amount of the notes and the amounts actually received in cash as interest expense over the life of the loans. In addition, the value of the incentive shares issued in conjunction with the notes is recognized as interest expense over the life of the loans. In total, the Company recognized approximately $66,000 in non-cash expenses related to the amortization of these loan discounts and approximately $50,000 in non-cash expenses related to inventive shares.

The net loss for the three-month period ended March 31, 2005 was $626,280 compared to $267,199 for the three-month period ended March 31, 2004. The increase in net loss from continuing operations was due primarily to increased non-cash expenses for consulting and other services, placement fees and incentives related to fundraising efforts, and increased non-cash interest expense.

Liquidity  and  Capital  Resources

The Company's financial statements for the three months ended March 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $1.38 million during the year ended December 31, 2004 and a net loss of approximately $626,000 during the quarter ended March 31, 2005. The Company had a stockholders' deficit and working capital deficiency of approximately $1.24 million and $1.04 million, respectively, as of December 31, 2004 and $1.29 million and $1.14 million respectively, as of March 31, 2005.

The Report of Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2004 includes a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the quarter ended March 31, 2005, cash used in operating activities was approximately $408,000. The net loss of approximately $626,000 for the quarter was partially offset by approximately $255,000 in non-cash expenses. Other uses of cash were increases in accounts receivable and inventories as well as declines in accounts payable. Cash used in operating activities in the quarter ended March 31, 2004 was approximately $141,000. Uses of cash during the period were the net loss for the period and a decrease in accounts payable. Sources of cash for the period consisted primarily of adjustments for non-cash expenses, decreases in accounts receivable and prepaid expenses as well as increases in accrued expenses and deferred revenue.

There were no cash flows used in investing activities during the quarter ended March 31, 2004. The Company purchased approximately $2,000 in computer equipment in the first quarter of 2005.

Net cash provided by financing activities for the quarter ended March 31, 2005 was approximately $396,000 and resulted primarily from the sale of common stock and warrants, the exercise of puts with Dutchess and the issuance of notes payable to Dutchess. The Company issued 1,971,310 shares of common stock in return for $312,547 in net cash proceeds during the period. The Company also received $225,000 from Dutchess during the quarter in exchange for a note. These cash inflows were offset to some degree by payments on notes payable of approximately $142,000 during the period. Net cash provided by financing activity for the quarter ended March 31, 2004 was approximately $144,000 and resulted primarily from the sale of common stock offset by payments on notes payable.

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

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") which was amended on August 26, 2004 and on
September 24, 2004. Under the terms of the amended arrangement, the Company received $100,000 under a convertible debenture on August 11, 2004, $25,000 on August 26, 2004, and $125,000 under the debenture on September 27, 2004. Interest accrues on the debenture at an annual rate of 8%. The debenture can be converted into common shares anytime prior to its maturity on August 10, 2007 at the lesser of (i) 73% of the lowest closing bid price on the date of conversion, or (ii) twelve and a half cents ($0.125). Any portion of the debenture that remains outstanding at August 10, 2007 will automatically convert into common shares. The number of shares converted at any time is limited so as not to exceed 4.99% of the outstanding shares of Nighthawk common stock outstanding. In addition, Dutchess was issued a warrant to purchase up to 250,000 shares of common stock at a price of twelve and a half cents ($0.125) for a period of up to five years. Dutchess also required the Company to hire Edgarization, LLC for consulting services and Nighthawk issued the consulting company 500,000 shares of common stock. The Company recorded the fair value of these shares as prepaid consulting and will expense their value over the term of the agreement. The
Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume.

Although the amount and timing of specific cash infusions available under the entire financing arrangement cannot be predicted with certainty, the arrangement represents a contractual commitment by Dutchess to provide funds to the Company.

On December 3, 2004 Dutchess loaned the Company an additional $250,000. The note had no stated interest rate but had a face amount of $300,000 and matured April 3, 2005. Under the terms of the note, Dutchess was issued 250,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note. Dutchess also required the Company to hire Edgarization, LLC for consulting services and Nighthawk issued the consulting company 500,000 shares of common stock. The Company recorded the fair value of these shares as prepaid consulting and will expense their value over the term of the agreement. The implied annual rate of interest is 119.7%. The note was intended to be repaid via puts exercised under the investment agreement with the Company making payments of the greater of $75,000 every 30 days or 50% of each put until the note is paid in full. The note was repaid on April 7, 2005 with a partial use of the proceeds of a new note.

On January 18, 2005, Dutchess loaned the Company an additional $225,000. The note has no stated interest rate but has a face amount of $270,000 and matures on May 18, 2005. Under the terms of the note, Dutchess was issued 250,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note. Dutchess also required the Company to hire Edgarization, LLC for consulting services and Nighthawk issued the consulting company 500,000 shares of common stock. The Company recorded the fair value of these shares as prepaid consulting and will expense their value over the term of the agreement. The implied annual rate of interest is 194.5%.

On April 7, 2005, Dutchess loaned the Company an additional $488,500. The note has no stated interest rate but has a face amount of $586,200 and matures on June 7, 2005. A portion of the proceeds of this loan was used to repay the note dated December 3, 2004 with a face amount of $300,000, which matured on April 3, 2005. Under the terms of the note, Dutchess was issued 250,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note. Dutchess also required the Company to hire Edgarization, LLC for consulting services and Nighthawk issued the consulting company 300,000 shares of common stock. The Company recorded the fair value of these shares as prepaid consulting and will expense their value over the term of the agreement.

During the period from January 1, 2005 through March 31, 2005, the Company exercised five (5) puts to Dutchess totaling 1,071,310 shares for net proceeds of $183,797. Of the total proceeds, $125,633 was used to repay portions of previously issued notes to Dutchess and $58,164 went to the Company.

On March 9, 2005, Dutchess exercised 250,000 warrants at $0.125 each, for total proceeds of $31,250, $15,000 of which was applied to outstanding notes.

Also during the period from January 1, 2005 through March 31, 2005, Dutchess elected to convert a total of $31,250 of the 36-month convertible note for 250,000 shares of the Company's common stock.

During the period from April 1, 2005 through May 5, 2005, the Company exercised one (1) put to Dutchess totaling 205,300 shares for proceeds of $29,255.

During the period from April 1, 2005 through May 5, 2005, Dutchess elected to convert a total of $76,250 of the 36-month convertible note for 625,000 shares of the Company's common stock.

Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts, and to cover cash flow deficiencies.

Item  3.  Controls  and  Procedures

(a)  Evaluation  of  Disclosure  Controls  and  Procedures:

The Company's management, including the Company's principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the quarter ended March 31, 2005, the period covered by the Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal executive officer and principal financial and accounting officer have concluded that the disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO.

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

                           PART II - OTHER INFORMATION

Item  1.  Legal  proceedings

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

Lawrence Brady and Mark Brady vs. Peregrine Control Technologies, Inc., et al, District Court, City & County of Denver, Colorado. In April 2004, the Company, along with the current officers and board members and several of the Company's former directors, were sued by a former director and his son for, among other things, breach of contract for unlawful termination and failure to provide stock. The alleged breaches and other claims all stem from their service as our director and chief financial officer, respectively, for part of 2001 and part of 2002. The aggregate amount of damages claimed is not specified. The Company filed a counterclaim against the Bradys for non-performance and breach of fiduciary duties. This counterclaim was allowed to proceed by the court over the objection of the Bradys.

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

During the first quarter of 2005, the Company sold 650,000 shares of common stock to an investor for cash at a price of $0.15 per share. Warrants to purchase 650,000 shares of common stock at an exercise price of $0.25 per share were also included in the sale. We did not publicly offer the securities and the investor is an accredited investor. No underwriters were involved in the sale.

These securities were issued to the investor in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as set forth in
Section 4(2) under the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purchaser represented to us in connection with the purchase that; he is an accredited investor and was acquiring the shares for investment purposes only and not for distribution, that he could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchaser received written disclosures that the securities had not been registered under the Securities Act of 1933 and that any resale must be made pursuant to a registration statement or an available exemption from such registration. The participant in the offering described above was given access to full and complete information regarding us, together with the opportunity to meet with our officers and directors for purposes of asking questions and receiving answers in order to facilitate such participant's independent evaluation of the risks associated with the purchase of our securities.

Item  3.  Defaults  upon  senior  securities

The Company is in default on two loans from Mr. Revesz, a former board member, as of the date of this report and is in discussions to extend the maturity dates on those notes. In April 2004, the Company reached an agreement with Tomas Revesz under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company.



Item  4.  Submission  of  matters  to  a  vote  of  securities  holders

The Company held a special shareholders' meeting on January 6, 2005 where an amendment to the Amended and Restated Articles of Incorporation of Nighthawk Systems, Inc. was approved to increase the number of authorized shares of our common stock from 50,000,000 to 200,000,000.

Item  5.  Other  information

None

Item  6.  Exhibits  and  Reports

(a)  Exhibits

31.1 Certification of H. Douglas Saathoff, Chief Executive Officer, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Daniel P. McRedmond, Principal Financial and Accounting Officer, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of
1934,  as  adopted  pursuant  to  Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on  Form  8-K.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Nighthawk Systems, Inc.
                                  (Registrant)


Date:  May 20, 2005          By: /s/ H. Douglas Saathoff
                             ------------------------------------------
                             H. Douglas Saathoff,
                             Chief Executive Officer

Date:  May 20, 2005          By: /s/ Daniel P. McRedmond
                             ------------------------------------------
                             Daniel P. McRedmond
                             Principal Accounting and Financial Officer