Form 10QSB
period 2005-06-30
NIGHTHAWK SYSTEMS INC
filed 2005-08-22
CIK 1084475

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to ________

                         Commission File Number: 0-30786

                             NIGHTHAWK SYSTEMS, INC
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                       87-0627349
           ------                                       ----------
 (State or other jurisdiction                          (I.R.S Employer
 of incorporation or organization)                   Identification No.)

                            10715 Gulfdale, Suite 200
                             San Antonio, TX  78216
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

As of August 12, 2005 there were 40,521,194 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                                        INDEX

Part  I     FINANCIAL  INFORMATION

Item  1     Financial  Statements  (unaudited)
            Report of Independent Registered Public Accounting Firm            2
            Condensed consolidated balance sheet as of June 30, 2005           3
            Condensed consolidated statements of operations for the
            three and six month periods ended June 30, 2005 and 2004           4
            Condensed  consolidated  statement  of  stockholders'
            deficit  for the six  months ended June 30, 2005                   5
            Condensed  consolidated  statements  of cash flows for
            the six months ended June 30, 2005 and 2004                        6
            Notes to condensed consolidated financial statements               8

Item 2     Management's Discussion and Analysis or Plan of Operation          17
Item 3     Controls and Procedures                                            24

Part  II     OTHER  INFORMATION

Item 1     Legal Proceedings                                                  25
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds        25
Item 3     Defaults Upon Senior Securities                                    25
Item 4     Submissions of Matters to a Vote of Security Holders               25
Item 5     Other Information                                                  25
Item 6     Exhibits and Reports on Form 8-K                                   26
           Signatures and Certifications                                      27

                         PART I - FINANCIAL INFORMATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board  of  Directors
Nighthawk  Systems,  Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nighthawk Systems, Inc. and subsidiary as of June 30, 2005, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, the condensed consolidated statement of stockholders' deficit for the six-month period ended June 30, 2005, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

GHP  HORWATH,  P.C.

Denver,  Colorado
August  17,  2005


                            NIGHTHAWK SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
        ASSETS

Current assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    19,927
     Accounts receivable, net of allowance for doubtful accounts of $750. . . . . .       26,920
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       88,908
     Prepaids . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      143,920
                                                                                     ------------
               Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      279,675
                                                                                     ------------

Furniture, fixtures and equipment, net. . . . . . . . . . . . . . . . . . . . . . .       11,877
Intangible and other assets. . . . . .. . . . . . . . . . . . . . . . . . . . . . .       14,762
                                                                                     ------------
                                                                                     $   306,314
                                                                                     ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   339,701
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      331,658
    Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,792
    Notes payable:
        Related parties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,736
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,347,582
                                                                                     ------------
               Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    2,053,469
                                                                                     ------------

Long-term liabilities:
   Convertible debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       72,014
                                                                                     ------------
Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized; 5,000 issued
    and outstanding; liquidation preference. . . . . . . . . . . . . . . . . . . .       $12,500
    Common stock; $0.001 par value; 200,000,000 shares authorized;
    39,021,194 issued and outstanding . . . . . . . . . . . . . . . . . . . . . . .       39,022
    Additional paid- in capital . . . . . . . . . . . . . . . . . . . . . . . . . .    5,046,227
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6,916,918)
                                                                                     ------------
               Total stockholders' deficit. . . . . . . . . . . . . . . . . . . . .   (1,819,169)
                                                                                     ------------
                                                                                     $   306,314
                                                                                     ============

The accompanying notes are an integral part of these financial statements


                            Nighthawk Systems, Inc.
                Condensed Consolidated Statements of Operations
                                                                    Three months ended June 30,    Six months ended June 30,
                                                                         2005       2004                2005          2004
                                                                    -----------------------------  ---------------------------
Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   98,372   $ 161,387         $   269,594   $   264,225
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . .      85,099     108,057             189,623       180,623
                                                                    -----------------------------  ---------------------------
     Gross profit. . . . . . . . . . . . . . . . . . . . . . . . .      13,273      53,330              79,971        83,602


Selling, general and administrative expenses . . . . . . . . . . .     588,040     264,865           1,149,700       540,945
                                                                    -----------------------------  ---------------------------
     Loss from operations. . . . . . . . . . . . . . . . . . . . .    (574,767)   (211,535)         (1,069,729)     (457,343)

 Interest expense:
     Related parties . . . . . . . . . . . . . . . . . . . . . . .         148       2,227                 839         5,600
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .     358,381      38,571             489,008        56,589
                                                                    -----------------------------  ---------------------------
         Total interest expense. . . . . . . . . . . . . . . . . .     358,529      40,798             489,847        62,189
                                                                    -----------------------------  ---------------------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (933,296)   (252,333)         (1,559,576)     (519,532)
Less: preferred stock dividends. . . . . . . . . . . . . . . . . .        (221)       (197)               (440)         (197)
                                                                    -----------------------------  ---------------------------
Net loss to common stockholders. . . . . . . . . . . . . . . . . .  $ (933,517)  $(252,530)        $(1,560,016)  $  (519,729)
                                                                    =============================  ===========================
Net loss per basic and diluted common share. . . . . . . . . . . .  $    (0.03)  $   (0.01)        $     (0.04)  $     (0.02)
                                                                    =============================  ===========================
Net loss to common stockholders per basic and diluted common share  $    (0.03)  $   (0.01)        $     (0.04)  $     (0.02)
                                                                    =============================  ===========================
Weighted average common shares outstanding - basic and diluted . .  37,249,225  25,911,034          35,501,257    25,434,668


The accompanying notes are an integral part of these financial statements.


Nighthawk Systems, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
Six months ended June 30, 2005
                                        Preferred Stock         Common stock
                                        --------------         --------------     Additional paid  Special   Accumulated
                                       Shares     Amount    Shares         Amount   in capital     Warrants    deficit    Total
                                    -----------------------------------------------------------------------------------------------
Balances, December 31, 2004. . . . .   5,000   $   12,500   31,959,247    $ 31,960 $3,884,516  $ 188,775 $(5,357,342)  $(1,239,591)
   Common stock issued, and puts
   and warrants exercised for cash                           2,276,610       2,277    359,526                              361,803
   Common stock issued as incentive
   on notes payable                                            900,000         900    167,600                              168,500
   Common stock and options issued
   for consulting and other services                         1,200,000       1,200    229,325                              230,525
   Conversion of accrued liabilities
   to common stock                                             313,100         313     56,307                               56,620
   Conversion of notes payable and
   accrued interest to common stock.                         1,400,000       1,400    161,150                              162,550
   Series A preferred dividend . . .                             2,487           2         (2)                                   -
   Exercise of Special Warrants. . .                           969,750         970    187,805   (188,775)                        -
   Net loss. . . . . . . . . . . .                                                                         (1,559,576)  (1,559,576)
                                    -----------------------------------------------------------------------------------------------
Balances, June 30, 2005. . . . . . .   5,000    $  12,500   39,021,194    $ 39,022 $5,046,227    $    -  $ (6,916,918) $(1,819,169)
                                    ===============================================================================================


The accompanying notes are an integral part of these financial statements



                            Nighthawk Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                            Six months ended June 30,
                                                                                             2005        2004
                                                                                      -----------   ----------
Cash flows from operating activities:
      Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,559,576)  $(519,532)
                                                                                      -----------   ----------
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .        3,163       3,854
   Bad debt expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,648
   Amortization of loan discounts and warrants . . . . . . . . . . . . . . . . . . .      198,013           -
   Common stock and options issued for consulting and other services . . . . . . . .       23,025      73,660
   Common stock and warrants issued for interest . . . . . . . . . . . . . . . . . .            -      34,500
   Amortization of shares issued as incentives on notes payable. . . . . . . . . . .      133,908           -
   Amortization of shares issued for prepaid consulting. . . . . . . . . . . . . . .      212,124           -
Changes in assets and liabilities, net of business acquisition:
   Decrease (increase) in accounts receivable. . . . . . . . . . . . . . . . . . . .       17,186     (11,357)
   (Increase) in inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (62,199)    (39,189)
   Decrease in prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26,810           -
   Decrease in other assets and liabilities. . . . . . . . . . . . . . . . . . . . .       (1,020)     (2,198)
   (Increase) decrease in accounts payable . . . . . . . . . . . . . . . . . . . . .      (82,553)     11,801
   Increase in accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .      149,434      35,313
                                                                                      ------------  ----------
Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      619,539     106,384
                                                                                      ------------  ----------
Net cash used in operating activities of continuing operations . . . . . . . . . . .     (940,037)   (413,148)
                                                                                      ------------  ----------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment. . . . . . . . . . . . . . . . . .       (1,973)          -
                                                                                      ------------  ----------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . .       (1,973)          -
                                                                                      ------------  ----------

Cash flows from financing activities:
   Cash overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -      (3,902)
   Proceeds from the sale of preferred stock . . . . . . . . . . . . . . . . . . . .            -      12,500
   Proceeds from notes payable, related parties. . . . . . . . . . . . . . . . . . .          567      25,516
   Payments on notes payable, related parties. . . . . . . . . . . . . . . . . . . .       (1,233)    (34,655)
   Proceeds from notes payable, other. . . . . . . . . . . . . . . . . . . . . . . .    1,113,500      25,000
   Payments on notes payable, other. . . . . . . . . . . . . . . . . . . . . . . . .     (573,818)    (10,404)
   Payments on other related party payable . . . . . . . . . . . . . . . . . . . . .            -     (25,000)
   Proceeds from the issuance of special warrants. . . . . . . . . . . . . . . . . .            -     188,775
   Net proceeds from the sale of common stock, and the exercise of puts and warrants      361,803     237,350
                                                                                      ------------  ----------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . .      900,819     415,180
                                                                                      ------------  ----------
Net (decrease) increase in cash. . . . . . . . . . . . . . . . . . . . . . . . . . .      (41,191)      2,032
Cash, beginning balance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,118           -
                                                                                      ------------  ----------
Cash, ending balance                                                                     $ 19,927       2,032
                                                                                      ============  ==========


Condensed Consolidated Statements of Cash Flows
(continued)
Supplemental disclosures of cash flow information:
                                                                              2005     2004
                                                                          --------  -------
Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . .  $ 49,722  $17,222
                                                                          ========  =======
Supplemental disclosure of non-cash investing and financing activities:

Common shares issued as incentives for notes payable . . . . . . . . . . $168,500
                                                                         ========
Common shares issued for prepaid consulting agreements . . . . . . . . . $207,500
                                                                         ========
Conversion of accrued expenses to common stock . . . . . . . . . . . . . $ 56,620
                                                                         ========
Conversion of notes payable and accrued interest to common stock
   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $155,590  $71,640
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .     6,960    8,876
                                                                          --------  -------
Total amount converted . . . . . . . . . . . . . . . . . . . . . . . . .  $162,550  $80,516
                                                                          ========  =======
Preferred stock dividends issued in common stock . . . . . . . . . . . .  $    440  $   197
                                                                          ========  =======


                             NIGHTHAWK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)

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

GOING  CONCERN,  RESULTS  OF  OPERATIONS  AND  MANAGEMENT'S  PLANS

The Company incurred a net loss of approximately $1.38 million during the year ended December 31, 2004 and a net loss of approximately $1.56 million during the six months ended June 30, 2005. The Company had a stockholders' deficit and working capital deficiency of approximately $1.24 million and $1.04 million, respectively, as of December 31, 2004 and $1.82 million and $1.77 million respectively, as of June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although no assurance can be given that such plans will be successfully implemented, management's plans to address these concerns include:

1.     Raising  working  capital  through  additional  borrowings.
2.     Raising  equity  funding  through  sales  of  the Company's common stock.
3.     Implementation  of  a  sales  and  marketing  plan.

ADDITIONAL  BORROWINGS  AND  EQUITY  FUNDRAISING:

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") under which the Company received $250,000 in exchange for a convertible debenture during the third quarter of 2004. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. Although the amount and timing of specific cash infusions available under the entire financing arrangement cannot be predicted with certainty, the arrangement represents a contractual commitment by Dutchess to provide funds to the Company.

During the six months ended June 30, 2005, Dutchess loaned the company a total of $1,113,500 in the form of notes payable. The notes have no stated interest rate but have a face amount greater than the funded amount. This difference is recognized as interest expense over the life of the loan. Under the terms of the notes, Dutchess is also issued incentive shares, which are recorded as prepaid interest and expensed over the life of the loan.

During the six months ended June 30, 2005, the Company exercised six (6) puts to Dutchess totaling 1,276,610 shares for net proceeds of $222,726. Of the total proceeds, $125,633 was used to repay portions of previously issued notes to Dutchess and $67,838 went to the Company.

On March 9, 2005, Dutchess exercised 250,000 warrants at $0.125 each, for total proceeds of $31,250, $15,000 of which was applied to outstanding notes and accrued interest.

The Company used the proceeds from the notes, puts and warrants to fund its operating cash flow deficits and to repay outstanding notes and accrued interest and penalties to Dutchess.

For more information on the transactions with Dutchess, please see Note 5, Notes payable.

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

3.  SIGNIFICANT  ACCOUNTING  POLICIES

REVENUE  RECOGNITION

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. The Company had no bill and hold sales at December 31, 2004 or June 30, 2005. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued expenses on the balance sheet at June 30, 2005, is approximately $6,300.

PROVISION  FOR  DOUBTFUL  ACCOUNTS

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. At June 30, 2005, the Company had approximately $26,900 in accounts receivable, net of the allowance for doubtful accounts. Approximately $17,300 of this balance, or 64%, was from four customers. Each balance was collected subsequent to June 30, 2005.

During the three month period ended June 30, 2005, two customers accounted for approximately 45% of total revenue. During the six month period ended June 30, 2005, two customers accounted for approximately 44% of total revenue.

During the three and six month periods ended June 30, 2005, the Company's largest supplier accounted for approximately 55% and 49%, respectively, of the Company's purchases of pre-manufactured component materials.

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

NET  LOSS  PER  SHARE

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the three and six month periods ended June 30, 2005 and the year ended December 31, 2004, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

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

RECLASSIFICATIONS

Certain amounts reported in the consolidated financial statements for the three and six months ended June 30, 2004 have been reclassified to conform to the June 30, 2005 presentation.

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

Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. As all employee options were issued at or above market during 2004 and the first six months of 2005, no compensation expense was recognized in either of the periods. If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:


                                                  Three months ended June 30,    Six months ended June 30,
                                                 ---------------------------------------------------------
                                                     2005           2004              2005        2004
                                                 -----------------------------  ---------------------------
Net loss applicable to common stockholders:
As reported . . . . . . . . . . . . . . . . .   $ (933,517)     $ (252,530)      $(1,560,016)  $(519,729)
Total stock-based employee compensation expense
determined under fair value based method for
all employee awards, net                            (6,148)         (3,341)          (12,296)     (6,795)
                                             -------------      -----------      -----------   ----------
Pro forma net loss. . . . . . . . . . . . . .   $ (939,665)     $ (255,871)      $(1,572,312)  $(526,524)
                                             =============      ===========      ============  ==========

Net loss per share:
As reported:
Basic and diluted . . . . . . . . . . . . . . . $    (0.03)     $    (0.01)      $     (0.04)  $   (0.02)
Pro forma:
Basic and diluted                               $    (0.03)     $    (0.01)      $     (0.04)  $   (0.02)


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

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:


Black-Scholes Assumptions  Three months ended June 30,   Six months ended June 30,
                               2005        2004                2005         2004
                           ----------------------------  --------------------------
Dividend yield. . . . . .      0.00%       0.00%               0.00%        0.00%
Expected volatility . . .      1.31        1.122               1.31         1.122
Risk-free interest rate .      4.50%       4.50%               4.50%        4.50%
Expected life in years        2 years     3 years            2 years       3 years


The weighted average fair value at date of grant for options granted during the first quarter of 2005 was $0.132 per share using the above assumptions. There were no options granted to employees during the first and second quarters of 2004 or the second quarter of 2005.

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

4.  RELATED  PARTY  TRANSACTIONS

During the year ended December 31, 2004, a business partner of the Company's Chairman billed the Company $20,000 for consulting services. The liability was settled for 175,000 shares of the Company's common stock in the first quarter of 2005. During the second quarter of 2005, the Company sold 100,000 shares of common stock to this same individual for $20,000. We did not publicly offer the securities and this person is an accredited investor. No underwriters were involved in the sale.

5.  NOTES  PAYABLE




At June 30, 2005, notes payable consist of the following:

Related parties:
Note payable, officer; unsecured; interest at prime  . . . . . . . . . . .   $    9,824
rate plus 5.5% (10.75% at June 30, 2005); due on demand
Note payable, officer; unsecured; interest at 23.99%, revolving . . . . . .       4,912
                                                                             ----------
                                                                             $   14,736
                                                                             ==========
Other:
Convertible note payable to stockholder, 8% interest  . . . . . . . . . . .  $  160,000 rate, in default as of the date of this report (1)
Notes payable to stockholder, 8% interest rate, in . . . . . . . . . . . .      165,000
default as of the date of this report (1)
Unsecured note with a financial institution, 15.99% . . . . . . . . . . . .      21,694
interest rate, revolving
Note payable, $586,200 face amount,  no stated interest                         586,200
rate but with an implied annual rate of 387.95%, due June 7, 2005 (2)
Note payable, $120,000 face amount,  no stated interest
rate but with an implied annual rate of 73.70%, due December 12, 2005 (2)       104,571
Note payable, $240,000 face amount,  no stated interest
rate but with an implied annual rate of 71.55%, due December 19, 2005 (2)       207,926
Note payable, $120,000 face amount,  no stated interest
rate but with an implied annual rate of 65.16%, due January 8, 2006 (2)         102,191
                                                                              ---------
                                                                            $ 1,347,582
                                                                              =========
Long Term:

Convertible  debenture,  8%  interest  rate,  due  August  10,  2007  (2)     $  72,014
                                                                              =========


1) The Company is currently in discussions with Mr. Revesz, the holder of the notes that are in default as of the date of this report. In April 2004, the Company reached an agreement with Tomas Revesz, a former board member, under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company.

2) On April 7, 2005, Dutchess loaned the Company $488,500. The note had no stated interest rate but had a face amount of $586,200 and matured on June 7, 2005. A portion of the proceeds of this loan was used to repay the note dated December 3, 2004 with a face amount of $300,000, which matured on April 3, 2005. Under the terms of the note, Dutchess was issued 250,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note.
Dutchess also required the Company to hire Edgarization, LLC for consulting services and Nighthawk issued the consulting company 300,000 shares of common stock. The Company recorded the fair value of these shares as prepaid consulting and will expense their value over the term of the agreement. The implied annual rate of interest is 387.95%. The note was repaid on July 8, 2005 with a partial use of the proceeds of a new note.

On May 12, 2005, Dutchess loaned the Company $100,000. The note had no stated interest rate but had a face amount of $120,000 and matures on December 12, 2005. Under the terms of the note, Dutchess was issued 100,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note. The implied annual rate of interest is 73.70%.

On May 19, 2005, Dutchess loaned the Company $200,000. The note had no stated interest rate but had a face amount of $240,000 and matures on December 19, 2005. A portion of the proceeds of this loan was used to repay the note dated January 18, 2005 with a face amount of $270,000, which matured on May 18, 2005. Under the terms of the note, Dutchess was issued 200,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note. The implied annual rate of interest is 71.55%.

On June 8, 2005, Dutchess loaned the Company $100,000. The note had no stated interest rate but had a face amount of $120,000 and matures on January 8, 2006. Under the terms of the note, Dutchess was issued 100,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note. The implied annual rate of interest is 65.16%.

On July 8, 2005, Dutchess loaned the Company $795,154. The note had no stated interest rate but had a face amount of $820,154 and matures on February 8, 2006. A portion of the proceeds of this loan was used to repay the note dated April 7, 2005 with a face amount of $586,200, which matured on June 7, 2005. Under the terms of the note, Dutchess was issued 285,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note.

On August 3, 2005, Dutchess loaned the Company $130,000. The note had no stated interest rate but had a face amount of $156,000 and matures on August 3, 2006. Under the terms of the note, Dutchess was issued 285,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note.

During the period from January 1, 2005 through June 30, 2005, the Company exercised six (6) puts to Dutchess totaling 1,276,610 shares for proceeds of $222,726 less commissions of $9,673. Of the total proceeds, $125,633 was used to repay portions of previously issued notes to Dutchess and $67,838 went to the Company.

On March 9, 2005, Dutchess exercised 250,000 warrants at $0.125 each, for total proceeds of $31,250, $15,000 of which was applied to outstanding notes and accrued interest.

Also during the period from January 1, 2005 through June 30, 2005, Dutchess elected to convert a total of $162,550 of the 36-month convertible note for 1,400,000 shares of the Company's common stock.

During the period from July 1, 2005 through August 1, 2005, Dutchess elected to convert a total of $51,767 of the 36-month convertible note for 680,000 shares of the Company's common stock.


6.  STOCKHOLDERS'  DEFICIT

PREFERRED  STOCK

Preferred stock dividends of $440 were accrued in the form of a stock dividend equal to 2,487 shares of common stock of the Company during the six months ended June 30, 2005.

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

During the first quarter of 2005, the Company sold 650,000 shares of common stock to an investor for cash at a price of $0.15 per share for proceeds of $97,500. Warrants to purchase 650,000 shares of common stock at an exercise price of $0.25 per share were also included in the sale. We did not publicly offer the securities and the investor is an accredited investor. No underwriters were involved in the sale.

During the second quarter of 2005, the Company sold 100,000 shares of common stock to a business partner of the Company's Chairman for $20,000. We did not publicly offer the securities and this person is an accredited investor. No underwriters were involved in the sale.

During the second quarter of 2005, the Company issued 250,000 shares of common stock to Prospect Hunter, Inc. for marketing services for a period of one year beginning in April 2005.

Also during the second quarter of 2005, the Special Warrant holders exercised their right to 969,750 shares of the Company's common stock. The Special Warrants were sold in 2004 for net proceeds of $188,775 and consisted of the right to one share of the Company's common stock and one warrant to purchase a share of the Company's common stock for $0.30. The warrants remain unexercised as of the date of this report.

7.  SUBSEQUENT  EVENTS

In April 2004, the Company, along with current officers, board members, and several of the Company's former directors, were sued in the Colorado District Court by a former director (Larry Brady) and former member of management (Mark Brady, Larry's son) for, among other things, breach of contract for unlawful termination and failure to provide stock allegedly promised during their service as Company director and chief financial officer, respectively, for part of 2001 and part of 2002. The Company denied the allegations. Further, the Company counter-sued the Bradys for non-performance and breach of fiduciary duties. Pursuant to a court order, dated June 23, 2005, the judge terminated the Bradys' lawsuit, dismissing it, outright. In July of 2005, in an effort to bar the Bradys from raising these issues in the future, the Company engaged in a mutual release of all claims and issued a total of 250,000 shares of unregistered common stock and $10,000 to Lawrence Brady, Mark Brady, and their counsel. The Company recognized $32,500 in expenses for the quarter ended June 30, 2005 in relation to this settlement.

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


The Company has historically had minimum funds available to it to support its operations and has been largely dependent on private equity placements with accredited investors to fund its negative cash flows. As such, the Company's ability to fund and sustain sales and marketing efforts was very limited. In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. Under the terms of the amended arrangement, the Company received a total of $250,000 under a debenture during the three-month period ended September 30, 2004. The Company also signed an investment agreement under which, subsequent to the December 2004 effectiveness of its SB-2 registration statement filed with the Securities and Exchange Commission ("SEC"), Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. As is more fully explained in Liquidity and Capital Resources below, the Company began utilizing this investment agreement in December 2004 and continued to utilize this agreement in the first half of 2005 in order to implement a sales and marketing effort designed to stimulate revenue growth. This sales and marketing plan for 2005 includes the following:

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

REVENUE  RECOGNITION

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. The Company had no bill and hold sales at December 31, 2004 or June 30, 2005. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued expenses on the balance sheet at June 30, 2005, is approximately $6,300.

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

COMPARISON  OF  THE  THREE  MONTHS  ENDED  JUNE  30,  2005  AND  JUNE  30,  2004

Revenue

The components of revenue and their associated percentages of total revenues, for the three months ended June 30, 2005 and 2004 are as follows:

                             THREE MONTHS ENDED JUNE 30,
                             ---------------------------
                                 2005         2004     CHANGE  %     CHANGE  $
                             -------------------------------------------------
Revenues:
Rebooting Products:
NH100,NH1, NH2 & NH8    $ 21,002   21%    $62,388  39%   -66%      $ (41,386)
Logic Boards: PT 1000,
PT1 LC & PT Boards        14,144   15%     47,618  30%   -70%        (33,474)
Utility Products: CEO 700 47,590   48%     41,174  25%    16%          6,416
Airtime sales             13,556   14%     10,207   6%    33%          3,349
Other products             1,282    1%          -   0%    n/a          1,282
Freight                      798    1%          -   0%    n/a            798
                        -----------------------------------------------------
Total revenues          $ 98,372  100%  $ 161,387 100%   -39%      $ (63,015)

Revenues for the three-month period ended June 30, 2005 were $98,372 as compared to $161,387 for the corresponding period of the prior year, a decrease of 39% between periods. During the three months ended June 30, 2004, the Company sold approximately $50,000 of its NH2 rebooting device to a single customer in support of that customer's primary contract with AT&T Wireless. As a result of the AT&T Wireless/Cingular merger, that customers' primary contract was suspended subsequent to June 30, 2004. Because the Company did not have customers to replace the lost demand, sales of the Company's rebooting devices declined in the current quarter when compared to the quarter ended June 30, 2004. In an effort to improve the functionality of the NH2 and reduce its cost of production, the Company replaced the NH2 with the NH100 in March 2005. Although revenues from rebooting products shipped during the quarter ended June 30, 2005 were only approximately $21,000, the Company received additional purchase orders during the quarter for approximately $60,000 of rebooting devices. As of June 30, 2005, the Company was waiting on customer site information before those units could be produced and shipped.

The Company hired two salesmen in February 2005. The initial focus of these salesmen has been on selling the Company's 'plug and play' products for rebooting and electric utility use. During the three months ended June 30, 2005, the Company shipped three orders for its CEO 700 utility product to one customer. Revenues from these three orders represented approximately 32% of the Company's total product revenues for the period. Overall sales of the Company's utility products increased 16% between the periods presented.

Sales of the Company's logic boards, which must be engineered into systems and are not considered 'plug and play' products, declined 70% between periods. Airtime sales, which consist of recurring charges for access to customers' units, increased 33% between periods due to the additional units sold during the 2005 period. As mentioned earlier, one of the Company's primary customers had its account suspended by AT&T Wireless/Cingular. As a result, should AT&T Wireless/Cingular choose not to continue its program with the Company's customer, airtime revenues could decrease going forward.

Cost of goods sold includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of goods sold decreased by $22,958 or 21% to $85,099 for the three months ended June 30, 2005 from $108,057 for the corresponding period of the prior year and increased as a percentage of revenues between the periods from 67% in the second quarter of 2004 to 87% in the second quarter of 2005. The decrease in gross profit was due to lower sales volume and the decrease in gross margin was due to poorer utilization of our productive capacity. During the quarter ended June 30, 2005, allocated overhead for production and facilities cost amounted to approximately $19,000.

Selling, general and administrative expenses for the three months ended June 30, 2005 increased by $323,175 or 122% to $588,040 from $264,865 for the three-month period ended June 30, 2004. The Company spent approximately $138,000 in cash on public relations and promotional activity to increase its exposure to potential investors during the quarter ended June 30, 2005 as opposed to $0 during the previous year's quarter. The Company incurred approximately $98,500 in non-cash expenses in the second quarter of 2005 for consulting and other services. This represents an increase of approximately $58,000 in non-cash expenses when compared to the quarter ended June 30, 2004. During the 2005 period, the Company incurred approximately $64,000 in cash expenses directly related to sales and marketing efforts, including compensation for the two salesmen hired, trade shows and travel costs. The Company also recognized $32,500 in expenses during the quarter ended June 30, 2005 related to the settlement of a lawsuit.



Interest expense increased $319,810 or 829% between the three-month periods presented. The increase was due primarily to interest expense related to the Dutchess notes, some of which have no stated interest rate but have a repayment amount greater than the funded amount. The Company recognizes the difference between the face amount of the notes and the amounts actually received in cash as interest expense over the life of the loans. In addition, the value of the incentive shares issued in conjunction with the notes is recognized as interest expense over the life of the loans. Penalties on late payment of notes and any interest incurred during these periods are also recognized as interest expense. In total, the Company recognized approximately $132,000 in non-cash expenses related to the amortization of these loan discounts, approximately $84,000 in non-cash expenses related to incentive shares and approximately $86,000 in penalties on late payments of notes.

The net loss for the three-month period ended June 30, 2005 was $933,296 compared to $252,333 for the three-month period ended June 30, 2004. The increase in net loss from continuing operations was due primarily to increased non-cash expenses for consulting and other services, expenses related to fundraising efforts, and increased non-cash interest expense from incentive shares and the amortization of discounts on notes payable.

COMPARISON  OF  THE  SIX  MONTHS  ENDED  JUNE  30,  2005  AND  JUNE  30,  2004

Revenue

The components of revenue and their associated percentages of total revenues, for the six months ended June 30, 2005 and 2004 are as follows:

                              SIX MONTHS ENDED JUNE 30,
                              -------------------------
                              2005         2004        CHANGE  %     CHANGE  $
                            --------------------------------------------------
Revenues:
Rebooting Products: NH100,
NH1, NH2 & NH8             $ 42,606  16%  $119,246  45%  -64%       $ (76,640)
Logic Boards: PT 1000,
PT1 LC & PT Boards           39,997  15%    62,449  23%  -36%         (22,452)
Utility Products: CEO 700    78,815  29%    51,109  19%   54%          27,706
Hydro 1                      76,750  28%         -   0%   n/a          76,750
Airtime sales                27,789  10%    20,373   8%   36%           7,416
Other product                 1,637   1%     9,464   4%  -83%          (7,827)
Freight                       2,000   1%     1,584   1%   26%             416
                           ---------------------------------------------------
Total revenues           $  269,594 100% $ 264,225 100%    2%      $    5,369

Revenues for the six-month period ended June 30, 2005 were $269,594 as compared to $264,255 for the corresponding period of the prior year, an increase of 2% between periods. During the six months ended June 30, 2005, one customer, who purchased the Company's Hydro I product, represented approximately 28% of the Company's total revenue.

Cost of goods sold includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of goods sold increased by $9,000 or 5% to $189,623 for the six months ended June 30, 2005 from $180,623 for the corresponding period of the prior year and increased as a percentage of revenues between the periods from 68% to 70%.

Selling, general and administrative expenses for the six months ended June 30, 2005 increased by $608,755 or 113% to $1,149,700 from $540,945 for the six-month period ended June 30, 2004. The Company incurred approximately $235,000 in non-cash expenses in the six-month period ended June 30, 2005 for consulting and other services. This represents an increase of approximately $161,000 in non-cash expenses when compared to the same period ended June 30, 2004. Other SG&A expense increases from the six-month period ended June 30, 2004 to 2005 include: non-manufacturing related employee costs increased approximately $57,000, the Company spent approximately $49,000 more on sales, marketing and travel, incurred approximately $33,000 in settling a lawsuit, spent approximately $51,000 more on legal fees and incurred approximately $263,000 in expenses related to fundraising activity.

Interest expense increased $432,319 or 764% between the six-month periods presented. The increase was due primarily to interest expense related to the Dutchess notes, some of which have no stated interest rate but have a repayment amount greater than the funded amount. The Company recognizes the difference between the face amount of the notes and the amounts actually received in cash as interest expense over the life of the loans. In addition, the value of the incentive shares issued in conjunction with the notes is recognized as interest expense over the life of the loans. Penalties on late payment of notes and any interest incurred during these periods are also recognized as interest expense. In total, the Company recognized approximately $198,000 in non-cash expenses related to the amortization of these loan discounts, approximately $134,000 in non-cash expenses related to incentive shares and approximately $86,000 in penalties on late payments of notes.

The net loss for the six-month period ended June 30, 2005 was $1,559,576 compared to $519,532 for the six-month period ended June 30, 2004. The increase in net loss from continuing operations was due primarily to increased non-cash expenses for consulting and other services, increased fundraising expenditures, and increased non-cash interest expense.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial statements for the six months ended June 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $1.38 million during the year ended December 31, 2004 and a net loss of approximately $1.56 million during the six months ended June 30, 2005. The Company had a stockholders' deficit and working capital deficiency of approximately $1.24 million and $1.04 million, respectively, as of December 31, 2004 and $1.82 million and $1.77 million respectively, as of June 30, 2005.

The Report of Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2004 includes a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the six months ended June 30, 2005, cash used in operating activities was approximately $940,000. The net loss of approximately $1.56 million for the six-month period was partially offset by approximately $572,000 in non-cash expenses and decreases in accounts receivable and prepaids and an increase in accrued expenses. Uses of cash were increases in inventories as well as a decline in accounts payable. Cash used in operating activities in the six-month period ended June 30, 2004 was approximately $413,000. The net loss for the period of approximately $520,000 was partially offset by approximately $112,000 in non-cash expenses and increase in accounts payable and accrued expenses. Other uses of cash during the period were increases in accounts receivable and inventories.

The Company purchased approximately $2,000 in computer equipment in the six-month period ended June 30, 2005. There were no cash flows from investing activity for the six-month period ended June 30, 2004.

Net cash provided by financing activities for the six-month period ended June 30, 2005 was approximately $901,000 and resulted primarily from the issuance of notes payable to Dutchess, the sale of common stock and warrants and the exercise of puts with Dutchess. The Company issued 2,276,610 shares of common stock in return for approximately $362,000 in net cash proceeds during the period. The Company also received $1,113,500 from Dutchess during the six-month period in exchange for notes. These cash inflows were offset to some degree by payments on notes payable of approximately $575,000 during the period. Net cash provided by financing activity for the six-month period ended June 30, 2004 was approximately $415,000 and resulted primarily from the sale of common stock, preferred stock, special warrants and notes from related and other parties offset by payments on notes payable and other related party payables.

Until the Company is able to generate positive cash flows from operations in an amount sufficient to cover its current liabilities and debt obligations as they become due, it will remain reliant on borrowing funds or selling equity to meet those obligations. The Company had historically sold its equity securities through private placements with various individuals. Raising funds in this manner typically requires much time and effort to find new accredited investors, and the terms of such an investment must be negotiated for each investment made. Cash from these types of investments has historically been generated in amounts of $50,000 or less, in an unpredictable manner, making it difficult to fund and implement a broad-based sales and marketing program.

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") under which the Company received $250,000 in exchange for a convertible debenture during the third quarter of 2004. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. Although the amount and timing of specific cash infusions available under the entire financing arrangement cannot be predicted with certainty, the arrangement represents a contractual commitment by Dutchess to provide funds to the Company.

During the six months ended June 30, 2005, Dutchess loaned the company a total of $1,113,500 in the form of notes payable. The notes have no stated interest rate but have a face amount greater than the funded amount. This difference is recognized as interest expense over the life of the loan. Under the terms of the notes, Dutchess is also issued incentive shares, which are recorded as prepaid interest and expensed over the life of the loan.

During the six months ended June 30, 2005, the Company exercised six (6) puts to Dutchess totaling 1,276,610 shares for net proceeds of $222,726. Of the total proceeds, $125,633 was used to repay portions of previously issued notes to Dutchess and $67,838 went to the Company.

On March 9, 2005, Dutchess exercised 250,000 warrants at $0.125 each, for total proceeds of $31,250, $15,000 of which was applied to outstanding notes and accrued interest.

The Company used the proceeds from the notes, puts and warrants to fund its operating cash flow deficits and to repay outstanding notes and accrued interest and penalties to Dutchess.

For more information on the transactions with Dutchess, please see Note 5, Notes payable.

Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts, and to cover cash flow deficiencies.

In the first six months of 2005, the Company identified sales and marketing objectives and implemented a sales and marketing plan utilizing the Dutchess financing agreement designed to stimulate revenue growth. This effort has continued throughout 2005, and as of August 18, 2005, the Company has established relationships and business opportunities that it believes will result in increased sales and revenues in the future. While our customers have identified needs that are substantial, our efforts have indicated that customers are more likely to order our products in stages so that their installation and utilization can be managed efficiently. Historical results have shown that once customers have adopted the use of our products, they often order multiple times thereafter in order to meet their overall needs. As such, and in order to avoid the concentration of risk among only a few customers, the Company's approach for the foreseeable future will be to obtain customers through test and trial programs if necessary, in order to grow its overall customer base and increase the likelihood of future sales to those same customers. Initial customer contact is typically made through the use of lead generation programs offered by third parties, attendance at trade shows, mailers to targeted lists, and direct customer inquiries through our website.






ITEM  3.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures:

The Company's management, including the Company's principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the six-month period ended June 30, 2005, the period covered by the Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal executive officer and principal financial and accounting officer have concluded that the disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

In April 2004, the Company, along with current officers, board members, and several of the Company's former directors, were sued in the Colorado District Court by a former director (Larry Brady) and former member of management (Mark Brady, Larry's son) for, among other things, breach of contract for unlawful termination and failure to provide stock allegedly promised during their service as Company director and chief financial officer, respectively, for part of 2001 and part of 2002. The Company denied the allegations. Further, the Company counter-sued the Bradys for non-performance and breach of fiduciary duties. Pursuant to a court order, dated June 23, 2005, the judge terminated the Bradys' lawsuit, dismissing it, outright. In July of 2005, in an effort to bar the Bradys from raising these issues in the future, the Company engaged in a mutual release of all claims and issued a total of 250,000 shares of unregistered common stock and $10,000 to Lawrence Brady, Mark Brady, and their counsel. The Company recognized $32,500 in expenses for the quarter ended June 30, 2005 in relation to this settlement.

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

During the second quarter of 2005, the Company sold 100,000 shares of common stock to a business partner of the Company's Chairman for $20,000. We did not publicly offer the securities and this person is an accredited investor. No underwriters were involved in the sale.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

The Company is in default on two loans from Mr. Revesz, a former board member, as of the date of this report. In April 2004, the Company reached an agreement with Tomas Revesz under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

None.



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

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NIGHTHAWK SYSTEMS, INC.
                                  (Registrant)


Date:  August  22,  2005        By:  /s/  H.  Douglas  Saathoff
        H.  Douglas  Saathoff,
     -------------------------
        Chief  Executive  Officer

Date:  August  22,  2005        By:  /s/  Daniel  P.  McRedmond
        Daniel  P.  McRedmond
     ------------------------
        Principal  Accounting  and  Financial  Officer