Form 10QSB
period 2005-09-30
NIGHTHAWK SYSTEMS INC
filed 2005-11-21
CIK 1084475

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

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

As of November 21, 2005 there were 43,596,002 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]


                                               Index

Part I . . . .   Financial Information

Item 1 . . . .   Financial Statements (unaudited)
                 Condensed consolidated balance sheet as of September 30, 2005                    2
                 Condensed consolidated statements of operations for the three
                 and nine month periods ended September 30, 2005 and 2004                         3
                 Condensed consolidated statement of stockholders' deficit for
                 the nine months ended September 30, 2005 . . . . . . . .                         4
                 Condensed consolidated statements of cash flows for the nine
                 months ended September 30, 2005 and 2004                                         5
                 Notes to condensed consolidated financial statements                             7

Item 2 . . . .   Management's Discussion and Analysis or Plan of Operation                       15
Item 3 . . . .   Controls and Procedures                                                         22

Part II. . . .   Other Information

Item 1 . . . .   Legal Proceedings                                                               23
Item 2 . . . .   Unregistered Sales of Equity Securities and Use of Proceeds                     23
Item 3 . . . .   Defaults Upon Senior Securities                                                 23
Item 4 . . . .   Submissions of Matters to a Vote of Security Holders                            23
Item 5 . . . .   Other Information                                                               23
Item 6 . . . .   Exhibits and Reports on Form 8-K                                                24

                 Signatures and Certifications                                                   25

                         PART I - FINANCIAL INFORMATION


                                                   Nighthawk Systems, Inc.
                                            Condensed Consolidated Balance Sheet
                                                     September 30, 2005
        ASSETS

Current assets:
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     5,410
     Accounts receivable, net of allowance for doubtful accounts of $750 . . . . . . . . . . . . . . . . . . . . . .        62,157
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        78,386
     Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       111,032
                                                                                                                       ------------
               Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       256,985
                                                                                                                       ------------

Furniture, fixtures and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,675
Intangible and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,762
                                                                                                                       ------------
                                                                                                                       $   284,422
                                                                                                                       ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   300,448
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       273,306
    Line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,792
    Notes payable:
        Related parties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,814
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,821,940
                                                                                                                       ------------
               Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,430,300
                                                                                                                       ------------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized; 5,000 issued and outstanding;
    liquidation preference . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    12,500
    Common stock; $0.001 par value; 200,000,000 shares authorized; 42,262,941 issued and outstanding . . . . . . . .        42,263
    Additional paid- in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,294,230
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (7,494,871)
                                                                                                                       ------------
               Total stockholders' deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,145,878)
                                                                                                                       ------------
                                                                                                                       $   284,422
                                                                                                                       ============

                             The accompanying notes are an integral part of these financial statements.


                                                       Nighthawk Systems, Inc.
                                            Condensed Consolidated Statements of Operations

                                                                Three months ended September 30,    Nine months ended September 30,
                                                                    2005                2004            2005               2004
                                                                ------------        ------------    ------------       ------------

Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   120,973         $   221,723     $   390,567        $   485,948
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . .       91,579             163,786         281,203            344,409
                                                                ------------        ------------    ------------       ------------
     Gross profit. . . . . . . . . . . . . . . . . . . . . . .       29,394              57,937         109,364            141,539

Selling, general and administrative expenses . . . . . . . . .      476,496             348,005       1,626,195            888,950
                                                                ------------        ------------    ------------       ------------
     Loss from operations. . . . . . . . . . . . . . . . . . .     (447,102)           (290,068)     (1,516,831)          (747,411)

 Interest expense:
     Related parties . . . . . . . . . . . . . . . . . . . . .          627              34,041           1,466             39,641
     Other . . . . . . . . . . . . . . . . . . . . . . . . . .      130,224              97,329         619,232            153,918
                                                                ------------        ------------    ------------       ------------
         Total interest expense. . . . . . . . . . . . . . . .      130,851             131,370         620,698            193,559
                                                                ------------        ------------    ------------       ------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .     (577,953)           (421,438)     (2,137,529)          (940,970)
Less: preferred stock dividends. . . . . . . . . . . . . . . .         (224)               (223)           (664)              (420)
                                                                ------------        ------------    ------------       ------------
Net loss to common stockholders. . . . . . . . . . . . . . . .  $  (578,177)        $  (421,661)    $(2,138,193)       $  (941,390)
                                                                ============        ============    ============       ============

Net loss per basic and diluted common share. . . . . . . . . .  $     (0.01)        $     (0.01)    $     (0.06)       $     (0.03)
                                                                ============        ============    ============       ============

Net loss to common stockholders per basic and
diluted common share . . . . . . . . . . . . . . . . . . . . .  $     (0.01)        $     (0.01)    $     (0.06)       $     (0.03)
                                                                ============        ============    ============       ============

Weighted average common shares outstanding - basic and diluted   40,626,529          28,714,168      37,228,455         27,190,261
                                                                ============        ============    ============       ============

                                    The accompanying notes are an integral part of these financial statements.


                                                                 Nighthawk Systems, Inc.
                                                Condensed Consolidated Statements of Stockholders' Deficit
                                                            Nine months ended September 30, 2005

                                            Preferred Stock       Common stock       Additional
                                         --------------------- ---------------------  paid-in    Special   Accumulated
                                           Shares      Amount    Shares     Amount    capital    Warrants    deficit      Total
                                         ---------- ---------- ---------- ---------- ---------- ---------- ----------- ------------
Balances, December 31, 2004. . . . . . .     5,000  $  12,500  31,959,247 $  31,960  $3,884,516 $ 188,775 $(5,357,342) $(1,239,591)

   Common stock issued, and puts and
    warrants exercised for cash. . . . .                        3,013,452     3,013     407,789                            410,802
   Common stock issued as incentive on
    notes payable. . . . . . . . . . . .                        1,755,000     1,755     246,545                            248,300
   Common stock and options issued for
    consulting and other services. . . .                        1,235,462     1,235     236,796                            238,031
   Common stock issued for
    settlement of lawsuit. . . . . . . .                          250,000       250      22,250                             22,500
   Conversion of accrued liabilities to
    common stock . . . . . . . . . . . .                          313,100       313      56,307                             56,620
   Conversion of notes payable and
    accrued interest to common stock . .                        2,761,958     2,762     252,227                            254,989
   Series A preferred dividend . . . . .                            4,972         5          (5)                                 -
   Exercise of Special Warrants. . . . .                          969,750       970     187,805  (188,755)                       -
   Net loss. . . . . . . . . . . . . . .                                                                   (2,137,529)  (2,137,529)
                                         ---------- ---------- ---------- ---------- ---------- ---------- ----------- ------------
Balances, September 30, 2005 . . . . . .     5,000  $  12,500  42,262,941 $  42,263  $5,294,230 $       - $(7,494,871) $(2,145,878)
                                         ========== ========== ========== ========== ========== ========== =========== ============

                                           The accompanying notes are an integral part of these financial statements.


                                                               Nighthawk Systems, Inc.
                                                  Condensed Consolidated Statements of Cash Flows
                                                           Nine months ended September 30,


                                                                                                           2005            2004
                                                                                                       ------------    ------------

Cash flows from operating activities:
      Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(2,137,529)    $  (940,970)
                                                                                                       ------------    ------------
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,740           5,781
   Bad debt expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,648               -
   Beneficial conversion feature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          83,333
   Amortization of loan discounts and warrants . . . . . . . . . . . . . . . . . . . . . . . . . . .       266,049               -
   Common stock and options issued for consulting and other services . . . . . . . . . . . . . . . .       238,031         223,988
   Common stock and warrants issued for interest . . . . . . . . . . . . . . . . . . . . . . . . . .             -          77,616
   Common stock issued for placement fee . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          12,500
   Amortization of shares issued as incentives on notes payable. . . . . . . . . . . . . . . . . . .       180,007               -
   Amortization of shares issued for prepaid consulting. . . . . . . . . . . . . . . . . . . . . . .       318,138               -
Changes in assets and liabilities, net of business acquisition:
   Decrease (increase) in accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (18,052)        (14,231)
   (Increase) in inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (51,676)        (32,840)
   Decrease in prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34,482               -
   Decrease in other assets and intangible assets. . . . . . . . . . . . . . . . . . . . . . . . . .        (1,020)        (95,748)
   Increase in customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         (58,129)
   Increase in other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          55,000
   (Increase) decrease in accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (121,805)        (21,240)
   Increase in accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       116,058          32,430
                                                                                                       ------------    ------------
Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       966,600         334,050
                                                                                                       ------------    ------------
Net cash used in operating activities of continuing operations . . . . . . . . . . . . . . . . . . .    (1,170,929)       (606,920)
                                                                                                       ------------    ------------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .        (4,348)              -
                                                                                                       ------------    ------------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,348)              -
                                                                                                       ------------    ------------
Cash flows from financing activities:
   Repayment of cash overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          (3,902)
   Proceeds from the sale of preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          12,500
   Proceeds from notes payable, related parties. . . . . . . . . . . . . . . . . . . . . . . . . . .         1,070          25,809
   Payments on notes payable, related parties. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,658)        (35,054)
   Proceeds from notes payable, other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,173,654          85,000
   Payments on notes payable, other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,464,300)        (30,214)
   Proceeds from issuance of convertible debt and warrants . . . . . . . . . . . . . . . . . . . . .             -         250,000
   Payments on other related party payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         (25,000)
   Proceeds from the issuance of special warrants. . . . . . . . . . . . . . . . . . . . . . . . . .             -         188,775
   Net proceeds from the sale of common stock, and the exercise of puts and warrants . . . . . . . .       410,802         237,350
                                                                                                       ------------    ------------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,119,569         705,264
                                                                                                       ------------    ------------

Net (decrease) increase in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (55,708)         98,344
Cash, beginning balance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        61,118               -
                                                                                                       ------------    ------------
Cash, ending balance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     5,410     $    98,344
                                                                                                       ============    ============



                                            Condensed Consolidated Statements of Cash Flows
                                                              (continued)
Supplemental disclosures of cash flow information:
                                                                                                           2005            2004
                                                                                                       ------------    ------------
Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   195,244     $    21,900
                                                                                                       ============    ============
Supplemental disclosure of non-cash investing and financing activities:

Common shares issued as incentives for notes payable . . . . . . . . . . . . . . . . . . . . . . . .   $   248,300
                                                                                                       ============    ============

Common shares issued for prepaid consulting agreements . . . . . . . . . . . . . . . . . . . . . . .   $   207,500
                                                                                                       ============    ============

Conversion of accrued expenses to common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    83,226
                                                                                                       ============    ============

Conversion of notes payable and accrued interest to common stock
   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   240,623     $   215,015
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,362          22,179
                                                                                                       ------------    ------------
Total amount converted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   254,987     $   237,194
                                                                                                       ============    ============

Preferred stock dividends issued in common stock . . . . . . . . . . . . . . . . . . . . . . . . . .   $       664     $       420
                                                                                                       ============    ============

                            The accompanying notes are an integral part of these financial statements.


                             NIGHTHAWK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

1.  Organization,  going  concern,  results of operations and management's plans

Organization

Nighthawk Systems, Inc. ("the Company") designs and manufactures intelligent remote power control products that are easy to use, inexpensive and can remotely turn on or off virtually any device from any location. The Company's proprietary, wireless products are ready to use upon purchase, so they are easily installed by anyone, regardless of technical ability, and are also easily integrated into third-party products, systems and processes. They allow for intelligent control by interpreting instructions sent via paging and satellite media, and executing the instructions by 'switching' the electrical current that powers the device, system or process. Nighthawk's intelligent products can be activated individually, in pre-defined groups, or en masse, and for specified time periods with a simple click of a mouse or by dialing a telephone number.

Going  concern,  results  of  operations  and  management's  plans

The Company incurred a net loss of approximately $1.38 million during the year ended December 31, 2004 and a net loss of approximately $2.1 million during the nine months ended September 30, 2005. The Company had a stockholders' deficit and working capital deficiency of approximately $1.24 million and $1.04 million, respectively, as of December 31, 2004 and $2.1 million and $2.2 million respectively, as of September 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although no assurance can be given that such plans will be successfully implemented, management's plans to address these concerns include:

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

During the nine months ended September 30, 2005, Dutchess loaned the company net cash proceeds of approximately $1.2 million in the form of notes payable. The notes have no stated interest rate but have a face amount greater than the funded amount. This difference is recognized as interest expense over the life of the loan. Under the terms of the notes, Dutchess is also issued incentive shares, which are recorded as prepaid interest and expensed over the life of the loan.

During the nine months ended September 30, 2005, the Company exercised eight (8) puts to Dutchess totaling 2,013,452 shares for net proceeds of $271,726. Of the total proceeds, $174,633 was used to repay portions of previously issued notes to Dutchess and $97,093 went to the Company.

On March 9, 2005, Dutchess exercised 250,000 warrants at $0.125 each, for total proceeds of $31,250, $15,000 of which was applied to an outstanding note.

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

The  sales  and  marketing  plan  for  2005  includes  the  following:

          - Hiring sales and marketing personnel. The Company hired a marketing consultant in December 2004 and increased its sales force in the first quarter of 2005 with experienced salespeople with the goal of effectively targeting existing and new markets. In October 2005, the Company hired an individual with expertise in the wireless automation industry as general manager.

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

          - The establishment of distribution and dealer networks. Through an effective dealer network, the Company can increase awareness in its products and utilize a dealer's sales force to actively promote its products. During 2005, the Company has signed sales representative agreements with three electrical utility wholesalers and with one reseller of products to wireless Internet service providers.

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

3.  Significant  accounting  policies

Revenue  recognition

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. The Company had no bill and hold sales at December 31, 2004 or September 30, 2005. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued expenses on the balance sheet at September 30, 2005, is approximately $7,757.

Provision  for  doubtful  accounts

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. At September 30, 2005, the Company had approximately $63,000 in accounts receivable, net of the allowance for doubtful accounts. Approximately $32,000 of this balance, or 51%, was from three customers. As of September 30, approximately $11,000 of this balance was still owed by one of the customers, and the remainder had been collected.

During the three month period ended September 30, 2005, two customers accounted for approximately 32% of total revenue. During the nine month period ended September 30, 2005, two customers accounted for approximately 37% of total revenue.

During the three and nine month periods ended September 30, 2005, the Company's largest supplier accounted for approximately 33% and 56%, respectively, of the Company's purchases of pre-manufactured component materials.

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

Net  loss  per  share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the three and nine month periods ended September 30, 2005 and the year ended December 31, 2004, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

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

Reclassifications

Certain amounts reported in the consolidated financial statements for the three and nine months ended September 30, 2004 have been reclassified to conform to the September 30, 2005 presentation.

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

Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. As all employee options were issued at or above market during 2004 and the first nine months of 2005, no compensation expense was recognized in either of the periods. If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:


                                                                Three months ended September 30,    Nine months ended September 30,
                                                                --------------------------------    -------------------------------
                                                                    2005                2004            2005               2004
                                                                ------------        ------------    ------------       ------------
Net loss applicable to common stockholders:
As reported . . . . . . . . . . . . . . . . . . . . . . . . .   $  (578,177)        $  (421,661)    $(2,138,193)       $  (941,390)
Total stock-based employee compensation expense
 determined under fair value based method for all
 employee awards, net . . . . . . . . . . . . . . . . . . . .        (3,398)             (3,510)        (15,694)           (10,305)
                                                                ------------        ------------    ------------       ------------
Pro forma net loss. . . . . . . . . . . . . . . . . . . . . .   $  (581,575)        $  (425,171)    $(2,153,887)       $  (951,695)
                                                                ============        ============    ============       ============

Net loss per share:
As reported:
Basic and diluted . . . . . . . . . . . . . . . . . . . . . .   $     (0.01)        $     (0.01)    $     (0.06)       $     (0.03)
Pro forma:
Basic and diluted$. . . . . . . . . . . . . . . . . . . . . .   $     (0.01)        $     (0.01)    $     (0.06)       $     (0.04)

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

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:


Black Scholes Assumptions                                       Three months ended September 30,    Nine months ended September 30,
                                                                --------------------------------    -------------------------------
                                                                    2005                2004            2005               2004
                                                                ------------        ------------    ------------       ------------

Dividend yield. . . . . . . . . . . . . . . . . . . . . . . .       0.00%               0.00%            0.00%             0.00%
Expected volatility . . . . . . . . . . . . . . . . . . . . .       1.31                1.122            1.31              1.122
Risk-free interest rate . . . . . . . . . . . . . . . . . . .    2.8% - 4.5%            4.50%        2.8% - 4.50%          4.50%
Expected life in years
                                                                 1 - 2 years           3 years        1 - 2 years         3 years

The weighted average fair value at date of grant for options granted during the first quarter of 2005 was $0.132 per share using the above assumptions. There were no options granted to employees during the first nine months of 2004 or the second and third quarters of 2005.

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

5.  Notes  payable


At September 30, 2005, notes payable consist of the following:

Related parties:
Note payable, officer; unsecured; interest at prime rate plus 5.5%
  (12.25% at September 30, 2005); due on demand. . . . . . . . . . . . . . . . . . . . . .  $  9,824
Note payable, officer; unsecured; interest at 23.99%, revolving. . . . . . . . . . . . . .     4,990
                                                                                            ---------
                                                                                            $ 14,814
                                                                                            =========
Other:
Convertible note payable to stockholder, 8% interest rate,
  in default as of the date of this report (1) . . . . . . . . . . . . . . . . . . . . . .  $160,000
Notes payable to stockholder, 8% interest rate,
  in default as of the date of this report (1) . . . . . . . . . . . . . . . . . . . . . .   165,000
Unsecured note with a financial institution, 15.99% interest rate, revolving. . . . . . . .   20,436
Note payable, $120,000 face amount,  no stated interest rate but with an implied
  annual rate of 73.70%, due December 12, 2005 (2). . . . . . . . . . . . . . . . . . . . .   64,134
Note payable, $240,000 face amount,  no stated interest rate but with an implied annual rate of 71.55%, due December 19, 2005 (2) . . . . . . . . . . . . . . . . . . . . .  225,069
Note payable, $120,000 face amount,  no stated interest rate but with an implied annual rate of 65.16%, due January 8, 2006 (2). . . . . . . . . . . . . . . . . . . . . .  110,762
Note payable, $820,154 face amount, no stated interest rate but with an implied annual rate of 11.81%, due February 8, 2006 (2) . . . . . . . . . . . . . . . . . . . . . .  804,947
Note payable, $156,000 face amount, no stated interest rate but with an implied annual rate of 41.92%, due August 3, 2006 (2) . . . . . . . . . . . . . . . . . . . . . . .  134,333
Note payable, $162,000 face amount, no stated interest rate but with an implied annual rate of 36.89 percent, due September 1, 2006 . . . . . . . . . . . . . . . . . . . .  137,250
                                                                                            ---------
                                                                                         $ 1,821,940
                                                                                         ============

1) The Company is currently in discussions with Mr. Revesz, the holder of the notes that are in default, and as of the date of this report, no demand for payment had been made by Mr. Revesz. In April 2004, the Company reached an agreement with Mr. Revesz, a former board member, under which, in return for an additional $25,000 in borrowings and the extension of the maturity dates of three notes to July 31, 2004, the Company granted the creditor a secured position in the assets of the Company.

2) On May 12, 2005, Dutchess loaned the Company $100,000. The note had no stated interest rate but had a face amount of $120,000 and matures on December 12, 2005. Under the terms of the note, Dutchess was issued 100,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note. The implied annual rate of interest is 73.70%.

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

On July 8, 2005, Dutchess loaned the Company $795,154. The note had no stated interest rate but had a face amount of $820,154 and matures on February 8, 2006. A portion of the proceeds of this loan was used to repay a note dated April 7, 2005 with a face amount of $586,200, which matured on June 7, 2005. Under the terms of the note, Dutchess was issued 285,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note.

On August 3, 2005, Dutchess loaned the Company $130,000. The note had no stated interest rate but had a face amount of $156,000 and matures on August 3, 2006. Under the terms of the note, Dutchess was issued 285,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note.

On September 1, 2005, Dutchess loaned the Company $135,000. The note had not stated interes rate but had a face amount of $162,000 and matures on September 1, 2006. Under the terms of the note, Dutchess was issued 285,000 incentive shares of common stock. The Company recorded the fair value of these incentive shares as prepaid interest, and will expense their value over the term of the note.

During the period from January 1, 2005 through September 30, 2005, the Company exercised eight (8) puts to Dutchess totaling 2,013,452 shares for proceeds of $271,726 less commissions of $13,586. Of the total proceeds, $174,633 was used to repay portions of previously issued notes to Dutchess and $67,838 went to the Company.

On March 9, 2005, Dutchess exercised 250,000 warrants at $0.125 each, for total proceeds of $31,250, $15,000 of which was applied to outstanding notes and accrued interest.

Also during the period from January 1, 2005 through September 30, 2005, Dutchess elected to convert the entire $250,000 36-month convertible note for 2,761,958 shares of the Company's common stock.


6.  Stockholders'  Deficit

Preferred  stock

Preferred stock dividends of $664 were accrued in the form of a stock dividend equal to 4,972 shares of common stock of the Company during the nine months ended September 30, 2005.

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

During the third quarter of 2005, the Company issued 100,000 stock options to two sales consultants with an exercise price equal to the market price of the common stock on the date of issuance. The Company recognized $5,850 in expense related to the issuance of the options.

7.     Legal  settlement

In April 2004, the Company, along with current officers, board members, and several of the Company's former directors, were sued in the Colorado District Court by a former director (Larry Brady) and former member of management (Mark Brady, Larry's son) for, among other things, breach of contract for unlawful termination and failure to provide stock allegedly promised during their service as Company director and chief financial officer, respectively, for part of 2001 and part of 2002. The Company denied the allegations. Further, the Company counter-sued the Brady's for non-performance and breach of fiduciary duties. Pursuant to a court order, dated June 23, 2005, the judge terminated the Bradys' lawsuit, dismissing it, outright. In July of 2005, in an effort to bar the Brady's from raising these issues in the future, the Company engaged in a mutual release of all claims and issued a total of 250,000 shares of unregistered common stock and $10,000 to Lawrence Brady, Mark Brady, and their counsel. The Company recognized $32,500 in expenses for the quarter ended June 30, 2005 in relation to this settlement.

8.     Subsequent  events

On October 3, 2005, Dutchess loaned the Company $145,000 in exchange for the issuance of a $145,000 convertible debenture that matures on October 3, 2010. The debenture carries an annual coupon of 10%, and is convertible at the lesser of (i) 75% of the lowest closing bid price at the time of each conversion, or
(ii) $0.075. The Company also issued 362,500 incentive shares along with the debenture.

On October 31, 2005, Dutchess loaned the Company $125,000 under a note payable with a face amount of $150,000. There is no stated interest rate on the note, which is due October 31, 2006. The Company issued 460,000 incentive shares along with the note.

________________________________________________________________________________
OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE NOT COMPLETED THEIR REVIEW OF THE FINANCIAL STATEMENTS AND ACCOMPANYING NOTES INCLUDED IN THIS FORM 10-QSB AS REQUIRED BY RULE 10-01 (c)(4) OF REGULATION S-X. UPON COMPLETION OF THE REVIEW BY OUR INDEPENDENT PUBLIC ACCOUNTANTS, SHOULD ANY ADJUSTMENT(S) BE REQUIRED TO BE MADE TO THESE FINANCIAL STATEMENTS, AN AMENDED FORM 10-QSB WILL BE FILED.
________________________________________________________________________________

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

The Company has historically had minimum funds available to it to support its operations and has been largely dependent on private equity placements with accredited investors to fund its negative cash flows. As such, the Company's ability to fund and sustain sales and marketing efforts was very limited. In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. Under the terms of the amended arrangement, the Company received a total of $250,000 under a debenture during the three-month period ended September 30, 2004. The Company also signed an investment agreement under which, subsequent to the December 2004 effectiveness of its SB-2 registration statement filed with the Securities and Exchange Commission ("SEC"), Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. As is more fully explained in Liquidity and Capital Resources below, the Company began utilizing this investment agreement in December 2004 and continued to utilize this agreement in the first half of 2005 in order to implement a sales and marketing effort designed to stimulate revenue growth. This sales and marketing plan for 2005 includes the following:

- Hiring sales and marketing personnel. The Company increased its sales force in the first quarter of 2005 with experienced salespeople with the goal of effectively targeting existing and new markets. In October 2005, the Company hired an individual with expertise in the wireless automation industry as general manager.

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

- The establishment of distribution and dealer networks. Through an effective dealer network, the Company can increase awareness in its products and utilize a dealer's sales force to actively promote its products. During 2005, the Company has signed sales representative agreements with three electrical utility wholesalers and with one reseller of products to wireless Internet service providers.

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

Revenue  recognition

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. The Company had no bill and hold sales at December 31, 2004 or June 30, 2005. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued expenses on the balance sheet at June 30, 2005, is approximately $7,757.

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

Comparison  of  the Three Months Ended September 30, 2005 and September 30, 2004

Revenue

The components of revenue and their associated percentages of total revenues, for the three months ended June 30, 2005 and 2004 are as follows:


                                           Three months ended September 30,
                                           ----------------------------------
                                                 2005              2004            Change $           Change %
                                           ----------------------------------------------------------------------
Revenues:
Rebooting Products: NH100, NH1, NH2 & NH8  $     30,563  25%   $      28,849   13%   $   1,714           6%
Logic Boards: PT 1000& PT Boards. . . . .        14,774  12%          19,785    9%      (5,011)        (25%)
Utility Products: CEO 700 & PT1LC . . . .        51,895  43%         161,185   73%    (109,290)        (68%)
Emergency Alerting - EA1, FAS8 & other. .        10,975   9%               -    0%      10,975           -
Airtime sales . . . . . . . . . . . . . .         9,729   8%          11,384    5%      (1,655)        (15%)
Other products. . . . . . . . . . . . . .         1,840   2%             520    0%       1,320         254%
Freight . . . . . . . . . . . . . . . . .         1,197   1%               -    0%       1,197           -
                                           ----------------------------------------------------------------------
Total revenues                             $    120,973 100%   $     221,723  100%   $(100,750)       (45%)

Revenues for the three-month period ended September 30, 2005 were $120,973 as compared to $221,723 for the corresponding period of the prior year, a decrease of 45% or approximately $100,000 between periods. The decrease was entirely due to a decline in revenues from sales of the Company's utility products between the periods presented. During the three months ended June 30, 2004, the Company delivered the final shipment of PT1LC load control units to Alabama Municipal Electric Authority("AMEA") and recognized revenue of approximately $70,000 from the shipment. The AMEA contract was the second largest contract in the Company's history, and the Company has not sold any PT1LC units since the conclusion of the contract. Sales of the Company's CEO-700 units also declined slightly between periods. Revenues from the Company's non-utility products combined increased slightly between the periods presented. The Company started delivering some of it emergency notification products during the quarter ended September 30, 2005, mainly to firehouses.

The Company hired two salesmen in February 2005. The initial focus of these salesmen has been on selling the Company's 'plug and play' products for rebooting and electric utility use. Athough sales of utility products declined slightly between periods, the Company actually sold its CEO-700 units to more customers during the current year's quarter than in the previous year's quarter. Many of these sales were made on a pilot-test basis, and based on historical results the Company believes that successful testing of its products will lead to larger follow-on orders and increased revenues. In addition, the Company has established contact with several customers who have indicated their desire to purchase units from the Company in the near future as their budgets allow. Based on interaction with these customers, the Company believes that its sales of utility-based products will increase in the future. However, the sales cycle with utility customers is relatively long, and can range from 90 days to 18 months.

Cost of goods sold includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of goods sold decreased by approximately 72,000 or 44% to $91,579 for the three months ended September 30, 2005 from $163,786 for the corresponding period of the prior year and increased only slightly as a percentage of revenues between the periods from 74% in the third quarter of 2004 to 76% in the third quarter of 2005. The decrease in gross profit was due to lower sales volume and the decrease in gross margin was due to poorer utilization of our productive capacity. During the quarter ended September 30, 2005, allocated overhead for production and facilities cost amounted to approximately $25,518.

Selling, general and administrative expenses for the three months ended September 30, 2005 increased by approximately $128,000 or 157% to $476,496 from $348,005 for the three-month period ended September 30, 2004. As mentioned about, the Company hired two new salespeople in February 2005, and it also contracted with an individually for marketing services during 2005. This accounted for approximately $50,000 of the increase in expenses. The Company also spent approximately $50,000 on public relations during the third quarter of 2005 as compared to $0 in the third quarter of 2004. The Company used the services in attempt to attract new investors and customers to the Company. During the third quarter of 2005, the Company recognized $42,500 of expense related to its contract with Orbcomm, Inc. which was signed in 2003. The Company has not yet sold any services under the contract, which contains contract minimums.

Interest expense from related party notes payable declined approximately $33,000 between the periods presented. During the third quarter of 2004, the Company recognized in excess of $30,000 in interest expense associated with the fair value of warrants given to three entities for the conversion of approximately $157,000 in notes payable and accrued interest to common stock and warrants to purchase common stock. Interest expense on other non-related party debt increased approximately $33,000 between periods presented, mainly due to the large increase in notes payable issued during 2005 to Dutchess Private Equities, L.P. ("Dutchess"). Some of these notes have no stated interest rate but have a repayment amount greater than the funded amount. The Company recognizes the difference between the face amount of the notes and the amounts actually received in cash as interest expense over the life of the loans. In addition, the value of the incentive shares issued in conjunction with the notes is recognized as interest expense over the life of the loans. Penalties on late payment of notes and any interest incurred during these periods are also recognized as interest expense. During last year's third quarter, the Company also recognized $83,000 in expense related to the non-cash, beneficial conversion feature of the debenture agreement between the Company and Dutchess.

The net loss for the three-month period ended September 30, 2005 was $577,953 compared to $421,438 for the three-month period ended September 30, 2004. The increase in net loss from continuing operations was due primarily to the increased costs associated with sales and marketing and public relations, as well as the expensing of amounts owed to Orbcomm.

Comparison  of  the  Nine Months Ended September 30, 2005 and September 30, 2004

Revenue

The components of revenue and their associated percentages of total revenues, for the nine months ended September 30, 2005 and 2004 are as follows:




                                           Nine months ended September 30,
                                           ----------------------------------
                                                 2005              2004            Change $           Change %
                                           ----------------------------------------------------------------------
Revenues:
Rebooting Products: NH100, NH1, NH2 & NH8  $     73,168  19%   $     148,095  30%   $ (74,927)         (51%)
Logic Boards: PT 1000 & PT Boards . . . .        54,441  14%          85,534  18%     (31,093)         (36%)
Utility Products: CEO 700 & PT1LC . . . .       131,040  33%         209,288  43%     (78,248)         (37%)
Emergency notification: EA1, FAS8 & other        10,975   3%               -           10,975           n/a
Hydro 1 . . . . . . . . . . . . . . . . .        76,975  20%               -   -       76,750           n/a
Airtime sales . . . . . . . . . . . . . .        37,519   9%          31,757   7%       5,762           18%
Other product . . . . . . . . . . . . . .         3,137   1%           9,684   2%      (6,547)         (68%)
Freight . . . . . . . . . . . . . . . . .         3,312   1%           1,590   -        1,722          108%
Total revenues. . . . . . . . . . . . . .  $    390,567 100%    $    485,948 100%   $ (95,381)    $    (20%)

Revenues for the six-month period ended September 30, 2005 were $390,567 as compared to $485,948 for the corresponding period of the prior year, an decrease of 20% between periods. This decrease is almost entirely due to the completion in 2004 of the two largest contracts in the Company's history. The Company's largest sale of rebooting units ever was made to support a network of kiosks owned by AT&T Wireless. However, this kiosk program was suspended during 2004 with the proposed merger of AT&T Wireless and Cingular. Also, during the period ending September 30, 2004 the Company delivered the final shipment of PT1LC load control units to Alabama Municipal Electric Authority("AMEA") and recognized revenue of approximately $70,000 from the shipment. The AMEA contract was the second largest contract in the Company's history, and the Company has not sold any PT1LC units since the conclusion of the contract. During the six months ended June 30, 2005, one customer, who purchased the Company's Hydro I product, represented approximately 28% of the Company's total revenue. This sale offset the loss of revenues from the two contracts which were completed during 2004.

Cost of goods sold includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of goods sold decreased by approximately $63,000 or 18% to $281,203 for the nine months ended September 30, 2005 from $344,409 for the corresponding period of the prior year, but stayed relatively constant as a percentage of revenues between the periods at approximately 72%.

Selling, general and administrative expenses for the nine months ended September 30, 2005 increased by approximately $737,000 or 83% to $1,626,195 from $888,950 for the nine-month period ended September 30, 2004. In an effort to increase customer awareness of its products, the Company hired two salespeople in February 2005, and contracted with an individual for marketing services in December 2004. Costs directly associated with these individuals caused expenses to increase approximately $112,000 between the periods presented. In addition, advertising, trade show and travel costs to support these individuals increased expenses approximately $40,000 between periods. The Company also hired a full-time corporate controller in January 2005 at an annual salary of $85,000. Prior to January 2005, the Company's Chief Executive Officer was also its Principal Accounting and Financial Officer.

In an effort to increase public awareness of the Company an to attract new investors, the Company spent approximately $313,000 on public relations campaigns during the first nine months of 2005, as compared to $0 during the same period in 2004. The Company also recognized approximately $92,000 more for consulting services during 2005 period than it did during the 2004 period.

Interest expense increased approximately $427,000 or 221% between the nine-month periods presented. The increase was due primarily to interest expense related to the Dutchess notes, some of which have no stated interest rate but have a repayment amount greater than the funded amount. The Company recognizes the difference between the face amount of the notes and the amounts actually received in cash as loan discounts and expenses this amount as interest over the life of the loans. In addition, the value of the incentive shares issued in conjunction with the notes is recognized as interest expense over the life of the loans. Penalties on late payment of notes are also recognized as interest expense.

The net loss for the nine-month period ended September 30, 2005 was $2,137,530 compared to $940,970 for the nine-month period ended September 30, 2004. The increase in net loss from continuing operations was due primarily to increased interest expense, expenses for public relations campaigns and costs associated with new sales and marketing personnel.

Liquidity  and  Capital  Resources

The Company's financial statements for the six months ended September 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $1.38 million during the year ended December 31, 2004 and a net loss of approximately $2.1 million during the nine months ended September 30, 2005. The Company had a stockholders' deficit and working capital deficiency of approximately $1.2 million and $1.0 million, respectively, as of December 31, 2004 and $2.1 million and $2.2 million respectively, as of September 30, 2005.

The Report of Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2004 includes a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the nine months ended September 30, 2005, cash used in operating activities was approximately $1.2 million. The net loss of approximately $2.1 million for the nine-month period was partially offset by approximately $556,000 in non-cash expenses related to shares issued for consulting services and $426,000 in expenses related to loan discounts and related incentive stock awards. Uses of cash were increases in receivables of approximately $18,000, inventories of approximately $52,000 as net payments on accounts payable of approximately $122,000.

The Company purchased approximately $4,300 in computer equipment in the nine-month period ended September 30, 2005.

The Company issued 2,276,610 shares of common stock for the sale of common stock and warrants, as well as puts to Dutchess in return for approximately $410,000 in net cash proceeds during the period. The Company also received $2,173,654 from Dutchess during the nine-month period in exchange for notes. These cash inflows were offset to some degree by payments back to Dutchess on notes payable of approximately $1,460,000 during the period. Net cash provided by all financing activities for the nine-month period ended September 30, 2005 was $1,119,569.

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

During the nine months ended June 30, 2005, Dutchess loaned the company approximately $2.2 million in the form of notes payable. The notes have no stated interest rate but have a face amount greater than the funded amount. This difference is recognized as interest expense over the life of the loan. Under the terms of the notes, Dutchess is also issued incentive shares, which are recorded as prepaid interest and expensed over the life of the loan.

During the nine months ended September 30, 2005, the Company exercised eight (8) puts to Dutchess totaling 1,276,610 shares for net proceeds of $222,726. Of the total proceeds, $125,633 was used to repay portions of previously issued notes to Dutchess and $116,838 went to the Company.

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

In December 2004, the Company identified sales and marketing objectives and implemented a sales and marketing plan utilizing the Dutchess financing agreement designed to stimulate revenue growth. This effort has continued throughout 2005, and as of November 21, 2005, the Company has established relationships and business opportunities that it believes will result in increased sales and revenues in the future. The Company is involved in several separate negotiations with potential customers which it feels could lead to a substantial increase in revenues, and has submitted one quote at the request of a potential client which could generate revenues in excess of $5,000,000 in calendar 2006. No assurances may be given, however, that the Company will receive such orders. While our customers have identified needs that are substantial, our efforts have indicated that customers are more likely to order our products in stages so that their installation and utilization can be managed efficiently. Historical results have shown that once customers have adopted the use of our products, they often order multiple times thereafter in order to meet their overall needs. As such, and in order to avoid the concentration of risk among only a few customers, the Company's approach for the foreseeable future will be to obtain customers through test and trial programs if necessary, in order to grow its overall customer base and increase the likelihood of future sales to those same customers. Initial customer contact is typically made through the use of lead generation programs offered by third parties, attendance at trade shows, mailers to targeted lists, and direct customer inquiries through our website.

Item  3.  Controls  and  Procedures

(a)  Evaluation  of  Disclosure  Controls  and  Procedures:

The Company's management, including the Company's principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the six-month period ended June 30, 2005, the period covered by the Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal executive officer and principal financial and accounting officer have concluded that the disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, on September 23, 2005, the Company's Principal Accounting and Financial Officer, Daniel P. McRedmond, resigned as the Company's Corporate Controller. As a result, the Company's Chief Executive Officer, H. Douglas Saathoff, will serve as the Company's Principal Operating and Principal Accounting and Financial Officer until Mr. McRedmond's successor is hired.

                           PART II - OTHER INFORMATION

Item  1.  Legal  proceedings

In April 2004, the Company, along with current officers, board members, and several of the Company's former directors, were sued in the Colorado District Court by a former director (Larry Brady) and former member of management (Mark Brady, Larry's son) for, among other things, breach of contract for unlawful termination and failure to provide stock allegedly promised during their service as Company director and chief financial officer, respectively, for part of 2001 and part of 2002. The Company denied the allegations. Further, the Company counter-sued the Brady's for non-performance and breach of fiduciary duties. Pursuant to a court order, dated June 23, 2005, the judge terminated the Bradys' lawsuit, dismissing it, outright. In July of 2005, in an effort to bar the Brady's from raising these issues in the future, the Company engaged in a mutual release of all claims and issued a total of 250,000 shares of unregistered common stock and $10,000 to Lawrence Brady, Mark Brady, and their counsel. The Company recognized $32,500 in expenses for the quarter ended June 30, 2005 in relation to this settlement.

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

                             Nighthawk Systems, Inc.
                                  (Registrant)


Date:  November  21,  2005        By:  /s/  H.  Douglas  Saathoff
                               ----------------------------------
                                       H.  Douglas  Saathoff,
                                       Chief  Executive  Officer  and  Principal
                                       Accounting  and  Financial  Officer