Form 10KSB
period 2005-12-31
NIGHTHAWK SYSTEMS INC
filed 2006-04-17
CIK 1084475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.  Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Registrant's  revenues  for  its  most  recent  fiscal  year  were  $528,689.

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing price on April 13, 2006 was $6,047,196.

As of April 14, 2006 there were 67,191,074 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

Transitional  Small  Business  Disclosure  Format  Used  (Check  one):  Yes   No




TABLE OF CONTENTS

PART I

Item 1.   Description of Business                                                                          3

Item 2.   Description of Property                                                                          7

Item 3.   Legal Proceedings                                                                                8

Item 4.   Submission of Matters to a Vote of Security Holders                                              8

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters                               9

Item 6.   Management's Discussion and Analysis or Plan of Operation                                       10

Item 7.   Financial Statements                                                                            16

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            16

Item 8A.  Controls and Procedures                                                                         16

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(A) of the Exchange Act of 1934                                                       18

Item 10.  Executive Compensation                                                                          19

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  20

Item 12.  Certain Relationships and Related Transactions                                                  21

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K                                          22

Item 14.  Principal Accountant Feeds and Services                                                         22

Signatures and Certifications

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

Nighthawk Systems, Inc. ("Nighthawk" or "the Company") designs and manufactures intelligent remote power control products that are easy to use, inexpensive and can remotely control virtually any device from any location. Utilizing our proprietary Nighthawk control board, we have designed a series of 'plug and play' devices for certain common customer applications that are ready to use upon purchase, so they are easily installed by anyone, regardless of technical ability, and are also easily integrated into third-party products, systems and processes. They allow for intelligent control by interpreting instructions sent via paging and satellite media, and execution of the instructions by 'switching' the electrical current that powers the device, system or process. Our intelligent products can be activated individually, in pre-defined groups, or en masse, and for specified time periods with a simple click of a mouse or by dialing a telephone number.

Our products have been uniquely designed and programmed to be simple and ready to use upon purchase by anyone, almost anywhere, at affordable prices. As such, it is the Company's goal to have its products become commonplace, accepted and used by businesses and consumers alike in their daily routines. If our 'plug and play' devices do not fit a desired application, the Nighthawk control board can be customized to fit into or alongside other devices that need to be controlled.

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

As  of  the  date  of  this  report,  the  Company has nine full time employees.

MISSION  STATEMENT

To become the premier provider of intelligent, wireless remote power control products and services that allow businesses and consumers to save time and money through more efficient management of resources.

THE  MARKETPLACE

The controls industry is characterized by companies that sell remote asset management and tracking systems and related products. It is the Company's belief that there is almost no limit to the size of the remote control market; the application of remote control is limited only by one's imagination. Companies both large and small are seeking ways to save money and lower the risk of liability by replacing processes that require human intervention with processes that can be controlled remotely without on-site human intervention. Today, the remote control of physical assets and processes is performed primarily through the use of telephone and Internet based systems. However, these connections are expensive, requiring high monthly fees, and more importantly, they restrict the remote control to the availability of the physical connection between the person operating the remote control and the asset to be controlled. In contrast, Nighthawk's products are wireless and can therefore be operated from any location, without our device being connected to a telephone line or Internet connection. This means that the asset does not have to be tethered to a fixed location in order to be accessed. Moreover, Nighthawk's products are designed to work with a variety of wireless media including paging and satellite-based systems. Almost any device that runs off of an electrical current, whether battery, solar or line generated, can be controlled by a Nighthawk device. The Company has identified primary markets (Utilities, Emergency Management and IT/Telecommunications), as well as secondary markets (Irrigation, Outdoor Advertising, Oil/Gas and Security) for its products.

TECHNOLOGY  AND  PRODUCTS

Nighthawk  products  have  been in service for over seven years.   The Company's
installed customer base includes major electric utilities, internet service providers and fire departments in over 40 states. Customers using Nighthawk products today include the Naval Air Warfare Center - Weapons Division, Mercury Online Solutions, PECO Energy, Denver Fire Department, and Internet America. The primary distinguishing feature of all Nighthawk products that is not shared by its competitors across the various markets is its proprietary firmware and software, which together provide the intelligence for our solutions. The
Company's products are shipped ready for use and are pre-programmed before shipment to the customer.

Nighthawk's plug and play products, and the applications they are typically utilized for, are as follows:

Utilities
     CEO700: Remote power connect/disconnect of customers by electric utilities PT1-LC: Load control programs utilized by electric utilities

Emergency  Management
     FAS8: Firehouse automation. Upon receiving a 911 dispatch, the FAS8 will simultaneously print instructions, activate alarms, turn on lights, turn off stoves, open bay doors and activate outdoor flashing lights within firehouses.
     EA1: In-building alerting, including alarm activation and message display AL100: remote public alerting

IT/Telecommunications
     NH100: Rebooting or on/off applications to single devices like servers and routers
     NH8: Rebooting or on/off applications for up to 8 individually controlled devices

Using the proprietary Nighthawk control board, Nighthawk's products can be and have been modified to fit many custom applications such as traffic control signage and irrigation control. If a device needs to be turned on or off, we can typically develop a product to do it.

Through innovative product engineering and software, Nighthawk's products typically utilize a common paging signal found virtually worldwide. Paging is often used because it is very secure, inexpensive, and easy to use. Customers can choose to source their own paging service or Nighthawk will arrange for the service directly. The Company also offers Windows-based software packages that enable customers to activate the remote control units from a PC. Paging, when combined with Nighthawk's proprietary firmware and software, allows for a "group call" feature whereby a user can access multiple sites at the same time using a single paging number. This exponentially increases the functionality and ease of use of the products. It is important to note that the Company's products can be adapted to function with any wireless, or wireline-based, communications medium.

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

In January 2006, we announced that the Company had signed both a value-added reseller agreement and a joint marketing agreement with Verizon Wireless. The agreements allow Nighthawk to bundle access to Verizon Wireless's network with Nighthawk products, and also calls for the two companies to collaborate on joint marketing opportunities. Verizon Wireless operates an extensive paging network throughout the United States. Verizon Wireless has agreed to provide airtime access to Nighthawk on that network on a wholesale basis, allowing Nighthawk to mark up the service if it wishes and sell Verizon Wireless airtime to its customers, who then utilize the Verizon Wireless network to communicate with their Nighthawk devices. The two companies are also working together to identify customers that may be able to utilize the Verizon Wireless network to communicate with Nighthawk's control devices.

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

PATENTS  PENDING

The Company has two patent applications pending at the U.S. Patent Office: one is titled "Remote Disconnect Systems for Utility Meters" and is for whole house disconnect systems, and the second is titled "Paging Remote Disconnect Systems" and is for the remote wireless control for turning on and off electrical and telephonic lines.

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

COMPETITION

We have one primary distinguishing feature that is not shared by our competitors in our markets, our proprietary firmware and software, which together provide intelligent solutions for our customers.

Utility competition. The Company has several competitors for its CEO700 remote power disconnect system. BLP Technologies makes a device that is very similar to the CEO700 which also utilizes paging frequencies for activation. The
Company competes with BLP Technologies directly for utility projects where either the location of the utility's customers or directives of the utility dictate that paging technology must be used for remote connect/disconnect of customers. If we are able to secure our patent titled "Remote Disconnect Systems for Utility Meters", we may be able to preclude BLP from providing services using their product, which is called X-PulseTM . Carina Technology, Inc. makes a utility meter that it reports is capable of reading a meter and/or remotely disconnecting service utilizing cellular technology. Cellular technology/service is generally more expensive than paging technology/service, but affords the utility the ability to communicate to and from the meter and disconnect device. This would allow the user to connect/disconnect service to a customer, and take a meter reading as well.

Rebooting competition: rebooting of computers, routers and other digital equipment has historically utilized telephone lines or Internet-based technology to access the product. Companies such as DataProbe, Inc., Western Telematic, Inc. and American Power Conversion Corp. make devices that utilize these forms of technology to communicate to their devices. To our knowledge, we are the only company that offers paging-based rebooting units. Our units are competitively priced in comparison to alternative products, and offer the distinct advantage of being wireless, thus allowing the units to be moved from place to place without moving lines and incurring installation charges. Our products also offer an 'out of band' solution, meaning that our customers utilize a separate (paging) network, instead of their own existing network, to reboot devices within their own network.

Emergency Management competition: this is an emerging market that has not yet developed product standards and therefore there is no identified competition as of the date of this report. Historically, the Company has provided equipment that has been used for activating signs for departments of transportation, in-station firehouse alerting which includes message printout, and activating civil defense sirens. The Company believes that its existing technology is well-suited for in-building and in-house emergency alerting in combination with alerting of first responders.

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

During 2005, the Company hired its first full time sales staff. This staff now consists of one inhouse sales person who handles incoming customer inquiries and makes outbound sales calls, as well as a full time account executive who calls on potential customers. In addition, the Company announced in January 2006 that it had signed a joint marketing agreement with Verizon Wireless. Under this agreement, the companies will collaborate to identify, pursue and close mutually beneficial business opportunities, and Verizon Wireless sales personnel will introduce Nighthawk Systems products to new and existing customers..

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

ITEM  3.  LEGAL  PROCEEDINGS

In May 2003, the Company was sued by a former Board member, Charles McCarthy, seeking recovery for the value of 350,000 shares, or $209,500, and $120,000 due his law firm under a retainer agreement between the Company and his firm. McCarthy had previously signed a settlement agreement with the Company in which he agreed to cancel all potential claims against the Company and its directors in return for 150,000 unregistered shares trading at a value of $0.60 or higher. In October 2004 we reached an agreement with him to settle the case for $55,000. Under the Settlement Agreement and Release, we made a cash payment to McCarthy of $10,000 during October 2004, a cash payment of $15,000 in January 2005 and the remaining balance was settled in the October of 2005.

The Company, along with the current officers and board members and several former directors, were sued by Lawrence Brady, a former director of the Company, and his son Mark Brady, who served for a period of time as Chief Financial Officer, for, among other things, breach of contract for unlawful termination and failure to provide stock allegedly promised. The alleged breaches and other claims all stem from their service as director of the Company and Chief Financial Officer, respectively, for part of 2001 and part of 2002. The Company denied the allegations. Further, The Company counter-sued the Bradys for non -performance and breach of fiduciary duties. Pursuant to a court order, dated June 23, 2005, the judge terminated the Brady's lawsuit, dismissing it, outright. In July of 2005, in an effort to bar the Bradys from raising these issues in the future, the Company engaged in a mutual release of all claims and issued a total of 250,000 shares of unregistered stock and $10,000 to Lawrence Brady, Mark Brady and their counsel.

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

The following is a table of the high and low bid prices of our stock for each of the four quarters of the fiscal years ended December 31, 2005 and 2004, and the first quarter of fiscal 2006:

     QUARTER ENDED       HIGH     LOW          QUARTER ENDED         HIGH     LOW
     -------------       ----     ---          -------------         ----     ---
     March 31, 2006      0.14     0.04
     December 31, 2005   0.09     0.03         December 31, 2004     0.23     0.09
     September 30, 2005  0.14     0.06         September 30, 2004    0.25     0.12
     June 30, 2005       0.23     0.12         June 30, 2004         0.38     0.20
     March 31, 2005      0.27     0.14         March 31, 2004        0.35     0.18

These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)  Security  Holders

The number of record holders of our common stock at year-end 2005 was 197 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

The following information should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2005 and 2004.

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

Active applications for our intelligent products include, but are not limited to:
-     Rebooting  digital  network  components
-     Remote  switching  of  residential  power
-     Managing  power  on  an  electrical  grid
-     Activation/deactivation  of  alarm  and  warning  devices
-     Displaying  or  changing  a  digital  or  printed  message or warning sign
-     In-station  firehouse  alerting
-     Turning  irrigation  systems  on  or  off
-     Turning  heating  or  cooling  equipment  on  or  off

Companies both large and small are seeking ways to save money and lower the risk of liability by replacing processes that require human intervention with processes that can be controlled remotely without on-site human intervention. Today, the remote control of industrial or commercial assets and processes is performed mainly through the use of telephone-line or Internet-based systems. Opportunities exist for companies that provide intelligent wireless solutions, as telephone lines are expensive and limited in availability and function, and Internet-based solutions are not always available or desirable. Nighthawk's products are wireless, and can be designed to work with a variety of wireless media. They often offer an 'out of band' control solution - they function on a different network than the item to be turned on or off. The number of applications for wireless remote control is virtually limitless. The Company has identified primary markets (Utility, IT Professional, Traffic Control), as well as secondary markets (Irrigation, Outdoor Advertising, Oil/Gas, Security) for its products.

COMPARISON  OF  YEARS  ENDED  DECEMBER  31,  2005  AND  2004

Revenue

The components of revenue, including revenues from discontinued operations, and their associated percentages of total revenues, for the fiscal years ended December 31, 2005 and 2004 are as follows:

                                YEARS ENDED DECEMBER 31,
                            --------------------------------
                                2005                2004
                            -----------          -----------
Product Revenues
----------------------
Nighthawk NH100 & NH8   $   119,078    23%  $   186,492   31%
PT1 LC                        1,120     -        64,536   11%
PT 1000 & PT Boards         118,483    22%       99,256   16%
CEO 700                     157,470    30%      197,508   32%
Hydro 1                      76,975    15%            -    -
Other product                 5,651     1%       11,938    2%
Freight                       5,468     1%        6,848    1%
                        -----------  -----  -----------  ----
Total product revenues      484,245    92%      566,578   93%
Airtime sales                44,444     8%       43,602    7%
                        -----------  -----  -----------  ----
Total revenues          $   528,689   100%  $   610,180  100%
                        ===========  =====  ===========  ====


Revenues from continuing operations are made up of product sales and airtime billed to customers for Nighthawk Systems, Inc. products. Revenues from continuing operations declined $81,491 or 13% between years. The Company's revenues have historically been dependent on a handful of customers who have each placed a large order. These contracts originated in 2002, and production under these contracts stretched into 2004. In 2004, approximately $135,000 of the Company's rebooting product revenues were generated by a single customer. While this customer continued to order equipment throughout 2005, revenues from this customer declined to approximately $33,000 during 2005. During 2004, two customers accounted for approximately $140,000 of the total CEO 700 revenues for the year. These two customers did not account for any CEO 700 revenues during 2005. During 2004, one customer accounted for almost all of the approximately $65,000 in revenues from the sale of PT1 LC load control boards. During 2005, the Company did not market this product, and generated only $1,120 in revenues from the product. Decreases from the culmination of these three projects was offset partially by the approximately $76,000 sale of Hydro1 irrigation control units as part of a government-funded project in the state of New Mexico early in 2005. While the Company anticipates that it may sell more Hydro1 irrigation control units in the future, it anticipates that such sales will remain 'project oriented' until and unless it decides to dedicate significant marketing and sales dollars to this product.

In an effort to generate additional business from new customers, the Company sought financing during 2004 which culminated in our funding relationship with Dutchess Private Equities, II, L.P. ("Dutchess"). Using funding from this source, the Company hired its first full time sales staff consisting of two people early in 2005. Throughout 2005, the sales staff was charged with generating new business opportunities for the Company's core products, the NH100 rebooting device and the CEO700 whole house disconnect device. It also launched a new website during 2005 which allows potential customers to send contact information and product inquiries directly to the Company via the Internet. Even though the Company did not actively market its rebooting devices during 2005, if results from the one major customer are excluded from both 2004 and 2005, sales of this product actually increased from year to year. New rebooting customers were added, primarily within the Wireless Internet Service Provider industry. During 2005, in spite of long sales cycles typically associated with electric utilities, the Company added over a dozen new utilities to its CEO700 customer base. More importantly, these efforts have lead to larger potential sales opportunities within the electric utility industry. As of December 31, 2005, the Company had submitted bids on over $6.0 million in potential product sales within the industry, and was in contact with entities that are planning large deployments over the next 18 months.

During 2005, the Company continued selling it's PT1000 control boards to customers for a variety of applications, including sign control for various departments of transportation. The Company also sold several units to fire departments for in-house fire station alerting. This resulted in an increase in PT1000 board sales between years of approximately $19,000.

Cost of goods sold declined approximately $69,000, or 16% between years, and decreased as a percentage of product revenues from 72% in 2004 to 70% in 2005. As a result, the Company's gross margin increased from 28% in 2004 to 30% in 2005. While lower production volumes between years caused the decrease in overall cost of goods sold, the Company's gross profit declined only 7% from $171,707 in 2004 to $159,358 in 2005. Sales of the Hydro1, a relatively higher margin product, in 2005, as well as changes made to the Company's NH100 rebooting product contributed to the increased gross margin between years. The Company sold no Hydro1 irrigation control units during 2004, and the Company enhanced the design of its core rebooting product so that it is less expensive to produce during 2005.

Selling, general and administrative ("SG&A) expenses increased approximately $636,000, approximately 48%, from 2004 to 2005. During 2005, the Company spent approximately $300,000 on public relations services in an effort to increase investor awareness of the Company, and to promote sales of the Company's products. The Company's ability to receive funding from its primary funding source under agreements signed in August 2004 is dependent on both the price and trading volume of its common stock. As such, the Company spent more money on public relations efforts during 2005 than it did in 2004. The Company also spent approximately $285,000 more on salaries and wages during 2005 than it did in 2004. The Company hired a corporate controller who was employed during the first 9 months of the year before he resigned, and then hired a Vice President/General Manager in early October 2005. In addition, as mentioned above, the Company hired its first full time sales staff during 2005 that was employed throughout the year, and also contracted for marketing help throughout 2005. The Company spent approximately $175,000 more on sales and marketing efforts during 2005 than it did during 2004.

Related party interest expense decreased $42,601 between years because the Company converted almost all related party debt to common stock during 2004. Other interest expense increased approximately $711,000 between years due to borrowings between the Company and its primary funding partner, Dutches Private Equities. During 2005, Dutchess loaned the company net cash proceeds of $1,460,633 in the form of short-term promissory notes and long-term convertible debentures. The promissory notes have no stated interest rate but have a face amount greater than the funded amount. The notes are recorded by the Company at the discounted amount, and the difference between the face and funded amount is recognized as interest expense over the life of the loan. During 2005, the Company recognized approximately $292,000 in non-cash expense in amortizing these differences. Outstanding principal balances on promissory notes that matured during the year were rolled into new promissory notes or debentures, plus a 10% penalty on the face amount of the note that expired. During 2005, the Company recognized approximately $239,000 in such penalties, which it recorded as interest expense. The convertible debentures carry interest rates of 10%. Dutchess also received incentive shares on all new cash proceeds loaned to the Company. These incentive shares are recorded as prepaid interest and expensed over the life of the loan. During 2005, the Company amortized approximately $241,000 in incentive fees , which was also included in interest expense.

Airtime sales were approximately $44,000 during both years presented. Airtime access to communicate to the Company's control devices represents a source of recurring revenue to the Company unless the customer arranges for such service on their own. The Company typically bills for airtime access on a prepaid, quarterly basis. Even though the Company continued to add new customers during 2005, airtime billed to those customers was offset by revenues lost when the Company's largest rebooting customer had its own asset management contract suspended with a large company and therefore no longer needed airtime to service that company.

The net loss for 2005 was $2,692,656, or $0.07 per share as compared to a net loss of $1,377,395, or $0.05 per share in 2004. The increased net loss and net loss per share was principally the result of non-cash interest expense associated with the Company's funding with Dutchess during 2005, as well as public relations efforts during the year. The addition of sales and marketing personnel and related activities also contributed to the increase.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company incurred a net loss of approximately $2.7 million during the year ended December 31, 2005 and had a stockholders' deficit and working capital deficiency of approximately $2.5 million and $500,000, respectively, as of December 31, 2005. The Report of Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2005 includes a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although no assurance can be given that such plans will be successfully implemented, management's plans to address these concerns include:

1.     Raising  working  capital  through  additional  borrowings.
2.     Raising  equity  funding  through  sales  of  the Company's common stock.
3.     Implementation  of  the  Company's  sales  and  marketing  plans.

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") under which the Company received $250,000 in exchange for a convertible debenture during August 2004. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. Although the amount and timing of specific cash infusions available under the entire financing arrangement cannot be predicted with certainty, the arrangement represents a contractual commitment by Dutchess to provide funds to the Company.

During 2005, Dutchess provided the Company with $1,461,133 in net cash proceeds in return for convertible debentures and promissory notes totaling $2,621,469. During the twelve months ended December 31, 2005, the Company also exercised seventeen (17) puts to Dutchess that produced cash proceeds of $342,477, of which $245,384 was used to repay outstanding notes and accrued interest, in exchange for the issuance of 3,819,654 shares. On March 9, 2005, Dutchess exercised 250,000 warrants at $0.125 each, for total proceeds of $31,250, $15,000 of which was applied to outstanding notes and accrued interest.

The aforementioned funding from Dutchess was used to fund the cash shortfall generated from operations during 2005 of approximately $1.6 million.

Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts, and to cover cash flow deficiencies.

Subsequent to December 31, 2005, Dutchess has provided the Company with $635,000 in cash proceeds in return for the issuance of $684,000. The Company has also issued 13,226,916 shares to Dutchess as a result of the exercise of 14 puts, which reduced outstanding debt owed to Dutchess by $1,262,243.

During 2005, the Company hired its first full-time personnel that were dedicated only to developing sales channels and sales opportunities. The Company also developed new or enhanced existing products in order to better penetrate targeted markets. As a result, as of December 31, 2005, the Company had developed a pipeline of potential sales opportunities that included in excess of $6,000,000 for which it had submitted formal bids. No assurance may be given that the Company will be successful in winning these bids or growing revenues based on the pipeline of opportunities.

The  Company's  strategic  initiatives  for  2006  include:

-     Capitalize  on  existing  enterprise  sales  opportunities
-     Cultivate  and  capitalize  on  indirect  sales  channels
-     Enhance our marketing effort to support direct and indirect sales channels
- Bundle our products with ancillary products and services to enhance revenue opportunities
-     Develop  and  sell  a device that functions on multiple wireless protocols
-     Form  an advisory board with relevant industry expertise and relationships
- Execute on a strategic acquisition that is scalable and complementary to our existing business

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Revenue recognition

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. There were no bill and hold items at December 31, 2005. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued liabilities on the balance sheet at December 31, 2005, is approximately $12,200.

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

ITEM  7.  FINANCIAL  STATEMENTS

The audited consolidated balance sheet of the Company as of December 31, 2004 and related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003 are included, following Item 14, in sequentially numbered pages numbered F-1 through F-19. The page numbers for the financial statement categories are as follows:

                                      INDEX                                 PAGE
                                      -----                                 ----
Report  of  Independent  Registered  Public  Accounting  Firm               F-1
Consolidated  Balance  Sheet  as  of  December  31,  2005                   F-2
Consolidated  Statements  of Operations for the Years Ended
December 31, 200 and 2004                                                   F-3
Consolidated  Statements  of  Stockholders' Deficit for the Years Ended
December 31,  2005  and  2004                                               F-4
Consolidated  Statements of Cash Flows for the Years Ended
December 31, 2005 and 2004                                                  F-5
Notes  to  Consolidated  Financial  Statements                              F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

The Company's management, including the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 20045 the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive and financial officer has concluded that the disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO/CFO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as noted in previous filings, throughout 2002 and until March 26, 2003, the Company's former Chief Executive Officer was responsible for, among other duties, opening the mail, making accounting entries, writing checks and producing financial reports. Disbursements of cash and stock issuances were made during this time period that were not substantiated as relating to Company business, or were made in error. At the meeting of the Board of Directors held on March 26, 2003, the former
Chief Executive Officer resigned, and the Chief Financial Officer, H. Douglas Saathoff, was appointed as his replacement by the board of directors. Consequently, Mr. Saathoff held both the position of Chief Executive Officer and Chief Financial Officer, but procedures were implemented subsequent to March 26, 2003 to segregate responsibilities in order to reduce the opportunities for a single person to be in a position to both perpetrate and conceal errors or irregularities in the normal course of business. In addition, the new Chief
Executive Officer and the board of directors initiated a process to establish and implement a written policy on disclosure controls and procedures and hired a corporate controller on January 1, 2005 to add additional oversight to the accounting function. On April 12, 2005, the Board of Directors agreed that Mr. Saathoff should no longer act as both Chief Executive Officer and Chief Financial Officer. Mr. Saathoff relinquished his duties as Chief Financial Officer as of April 12, 2005 and Daniel P. McRedmond, the Company's Corporate Controller assumed the role of the Company's Principal Accounting and Financial Officer. On September 28, 2005, Mr. McRedmond resigned as Corporate Controller and he has not been replaced as of the filing of this report. As such, from September 28, 2005 through the date of the filing of this report, Mr. Saathoff has served as both the Company's principal executive and financial officer.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934, AS AMENDED

The  following  persons  are  executive  officers  and directors of the Company:

H.  Douglas  Saathoff,  44  -  Chief  Executive Officer, Chief Financial Officer

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

Myron  Anduri,  50  -  President

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

Max  Polinsky,  48  -  Chairman  of  the  Board

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

Patrick  A.  Gorman,  41  -  Board  Member

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

SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Nighthawk  Systems,  Inc.  has  adopted  a  code  of  ethics that applies to the executive officers of the Company, including its Chief Executive Officer, President and Principal Accounting and Financial Officer. A copy of the Company's code of ethics is available on the Company's corporate website at www.nighthawksystems.com, and will be provided free of charge to any person upon
    --------------------
request.  Requests  may  be  made  by  phone  at  210  341-4811.

ITEM  10.  EXECUTIVE  COMPENSATION


                                          SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION       LONG TERM                PAYOUTS
                                                            COMPENSATION AWARDS
                                                   OTHER ANNUAL      RESTRICTED   SECURITIES UNDERLYING  LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION YEAR  SALARY   BONUS  COMPENSATION ($) STOCK AWARD ($)   OPTIONS/SARS (#)   PAYOUTS($)  COMPENSATION ($)
--------------------------- ----  ------- ------- ---------------- --------------- -------------------- ----------  ----------------
H. Douglas Saathoff,
Chief Executive Officer (a) 2005 $115,000 $13,500             -                -                    -           -           -
                            2004 $120,000 $     -             -                -              500,000           -           -
                            2003 $115,000 $     -             -                -                    -           -           -

Myron Anduri, President (b) 2005 $115,000 $     -             -                -                    -           -           -
                            2004 $120,000 $     -             -                -              250,000           -           -
                            2003 $ 84,125 $     -             -                -                    -           -           -


NOTES:

(a)     H. Douglas Saathoff was named the Chief Executive Officer in March 2003.
(b) Myron Anduri was named President in December 2003. In 2004, Mr. Anduri was given 181,416 shares of the Company's common stock in exchange for $22,276 in debt he had incurred on the Company's behalf and for which the Company had recognized a liability to Mr. Anduri.

   NAME       NUMBER OF SECURITIES         PERCENT OF TOTAL
OPTIONS/SARS GRANTED TO EMPLOYEES    UNDERLYING OPTIONS GRANTED  EXERCISE OR BASE PRICE   ($/SH)   EXPIRATION DATE
------------------------------------------------------------------------------------------------------------------
No options or stock appreciation rights were granted to executive officers of the  registrant  in  2004 or 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

   BENEFICIAL OWNERS OF MORE THAN 5% OF NIGHTHAWK SYSTEMS, INC. COMMON STOCK

TITLE OF CLASS     NAME AND ADDRESS OF BENEFICIAL OWNER     AMOUNT AND NATURE OF
                                                            BENEFICIAL OWNERSHIP     PERCENT OF CLASS

Common stock       Steven Jacobson                             4,005,317(a)(b)             7.9%
                   6600  E  Hampden  Ave
                   3rd  Floor
                   Denver,  CO  80224

Common stock       Myron Anduri                                3,208,149   (c)             6.5%
                   P.O.  Box  1051
                   Fairplay,  CO  80440

NOTES:

(a) Based on historical information and the fact that no Section 16 filings were completed by Mr. Jacobson during 2005, although Company management has reason to believe that Mr. Jacobson sold shares during 2005. Includes 300,000 shares under options which are vested or vest within 60 days, and 1,875,317 shares held under in an irrevocable voting agreement with Myron Anduri which was executed on September 8, 2003 and which will survive for a period of five years from that date. See Note (d) below.

(b) Based on historical information and the fact that no Section 16 filings were completed by Mr. Jacobson during 2005, although Company management has reason to believe that Mr. Jacobson sold shares during 2005. Includes 550,000 shares held in a trust that expires on 6/11/06 for Aaron Guth and 550,000 shares held in a trust that expires on 3/31/09 for Adam Guth. Steve Jacobson acts as trustee for both trusts, and has all rights afforded any shareholder, including voting rights, until the trusts expire.

(c) Includes 431,416 shares and 250,000 under warrants and options, respectively, which are exercisable within 60 days. Also includes 1,875,317 shares held under an irrevocable voting agreement with Steve Jacobson which was executed on September 8, 2003 and which will survive for a period of five years from that date. Pursuant to this agreement, Mr. Anduri has the right to vote the proxy of said shares on all matters submitted to a vote of the shareholders with the single exception of votes on any proposal to change fifty one percent (51%) or more of the ownership of the Company. Mr. Anduri receives no economic benefits from the shares subject to this Voting Agreement.

                        SECURITY OWNERSHIP OF MANAGEMENT
TITLE OF CLASS     NAME AND ADDRESS OF BENEFICIAL OWNER     AMOUNT AND NATURE OF
                                                            BENEFICIAL OWNERSHIP     PERCENT OF CLASS

Common stock     Max Polinsky                                     925,000  (a)              2.0%
                 138  Portage  Ave.  East,  Ste. 406
                 Winnipeg,  Manitoba  R2COA1

Common stock     Patrick Gorman                                   675,000  (b)              1.4%
                 1666  K  Street  NW,  Ste  500
                 Washington,  D.C.  20006

Common stock     H. Douglas Saathoff                              948,324  (c)              2.0%
                 25106  Callaway
                 San  Antonio,  Tx  78258

Common stock     Myron Anduri                                   3,208,149  (d)              6.5%
                 PO  Box  1051
                 Fairplay,  CO  80440

Common stock     Directors and officers as a group              5,756,473                  10.8%

NOTES:

(a) Includes 200,000 shares that are owned by Venbanc, Inc., of which Mr. Polinsky is a partner, and 575,000 shares under options exercisable within 60 days.

(b)     Includes  575,000  shares  under  options  exercisable  within  60 days.

(a)     Includes  500,000  shares  under  options  exercisable  within  60 days.

(d) Includes 431,416 shares and 250,000 under warrants and options, respectively, which are exercisable within 60 days. Also includes 1,875,317 shares held under an irrevocable voting agreement with Steve Jacobson which was executed on September 8, 2003 and which will survive for a period of five years from that date. Pursuant to this agreement, Mr. Anduri has the right to vote the proxy of said shares on all matters submitted to a vote of the shareholders with the single exception of votes on any proposal to change fifty one percent (51%) or more of the ownership of the Company. Mr. Anduri receives no economic benefits from the shares subject to this Voting Agreement. Based on historical information and the fact that no Section 16 filings were completed by Mr. Jacobson during 2005, although Company management has reason to believe that Mr. Jacobson sold shares during 2005.




                                                                                       NUMBER OF SECURITIES REMAINING AVAILABLE FOR
                                                                                         FUTURE ISSUANCE UNDER EQUITY COMPENSATION
               NUMBER OF SECURITIES TO BE ISSUED UPON  WEIGHTED AVERAGE EXERCISE PRICE        PLANS (EXCLUDING SECURITIES
PLAN CATEGORY      EXERCISE OF OUTSTANDING OPTIONS         OF OUTSTANDING OPTIONS                REFLECTED IN COLUMN (A)
-----------------------------------------------------------------------------------------------------------------------------------
                                  (a)                                   (b)                                     (c)

Nighthawk Systems,
Inc. 2003 Stock
Option Plan
approved by
security holders              3,435,000                                $ 0.16                                 935,000
-----------------------------------------------------------------------------------------------------------------------------------


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


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

In August 2004, in an effort to improve its working capital position, the Company issued 558,007 shares of common stock and warrants to purchase 558,007 common shares at $0.20 per share to an individual and a company in exchange for approximately $88,700 in notes payable plus accrued interest owed them by the Company. The individual is a business partner of the Company's Chairman, Max Polinksy, and the company is affiliated with the father of Mr. Polinksy. Based on calculations using Black-Scholes, the fair value of the warrants issued to the two parties was $29,079. This amount is reflected in interest expense and additional paid-in capital for the period ended December 31, 2004.



ITEM  13.   EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS  ON  FORM  8-K


                                  EXHIBIT INDEX
                (THOSE ATTACHED HERETO ARE SEQUENTIALLY NUMBERED)
Item  13(a)

EXHIBIT  NO     DESCRIPTION
-----------     -----------

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

(b)  None

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

(1)     Audit  Fees:

Fees billed by GHP Horwath, P.C. for audit and review services for each of the years ended December 31, 2005 and 2004 were $37,516 and $66,000, respectively.

(2)     Audit-Related  Fees:

During 2004, GHP Horwath, P.C. billed the Company $5,000 for services related to the Company's Registration Statement on Form SB-2, and $750 for services related to the Company's filing on
Form  S-8

(3)     Tax  Fees:

GHP  Horwath,  P.C.  did  not bill the Company any tax fees during 2005 or 2004.

(4)     All  Other  Fees:

GHP  Horwath,  P.C. did not bill the Company any other fees during 2005 or 2004.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board  of  Directors
Nighthawk  Systems,  Inc.


We have audited the accompanying consolidated balance sheet of Nighthawk Systems, Inc. and subsidiary ("the Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nighthawk Systems, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $2.7 million during the year ended December 31, 2005, and has a stockholders' deficit and working capital deficiency of approximately $2.5 million and $500,000, respectively, at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GHP  HORWATH,  P.C.

Denver,  Colorado
March  17,  2006,  except  for  the  last  paragraph  of  Note  11 as  to  which  the  date  is  April  14,  2006




                                NIGHTHAWK SYSTEMS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 2005

        ASSETS

Current assets:
     Cash                                                                                             $    91,205
     Accounts receivable, net of allowance for doubtful accounts of $750                                   83,205
     Inventories                                                                                           79,877
     Prepaids                                                                                             645,534
                                                                                                      ------------
               Total current assets                                                                       899,821
                                                                                                      ------------

Furniture, fixtures and equipment, net                                                                     13,431
Intangible and other assets                                                                                19,549
                                                                                                      ------------
                                                                                                      $   932,801
                                                                                                      ============


      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                                  $   290,249
    Accrued expenses                                                                                      277,579
    Line of credit                                                                                         19,792
    Notes payable:
        Related parties                                                                                    14,394
        Other                                                                                             805,036
                                                                                                      ------------
               Total current liabilities                                                                1,407,050
                                                                                                      ------------

Long-term liabilities:
   Convertible debt                                                                                     2,064,836
                                                                                                      ------------
Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding                 -
    Common stock; $0.001 par value; 200,000,000 shares authorized; 46,477,158 issued and outstanding       46,477
    Additional paid- in capital                                                                         5,464,436
    Accumulated deficit                                                                                (8,049,998)
                                                                                                      ------------
               Total stockholders' deficit                                                             (2,539,085)
                                                                                                      ------------
                                                                                                      $   932,801
                                                                                                      ============


                    The accompanying notes are an integral part of these financial statements.




                           NIGHTHAWK SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           YEARS ENDED DECEMBER 31,

                                                                         2005          2004
                                                                    ------------  ------------
Revenue                                                             $   528,689   $   610,180
Cost of goods sold                                                      369,331       438,473
                                                                    ------------  ------------
     Gross profit                                                       159,358       171,707

Selling, general and administrative expenses                          1,947,420     1,311,824
                                                                    ------------  ------------
     Loss from operations                                            (1,788,062)   (1,140,117)

 Interest expense
     Related parties                                                      2,055        44,656
     Other                                                              902,539       191,978
                                                                    ------------  ------------
Net loss                                                             (2,692,656)   (1,376,751)
Less: preferred stock dividends                                            (440)         (644)
                                                                    ------------  ------------
Net loss to common stockholders                                     $(2,693,096)  $(1,377,395)
                                                                    ============  ============
Net loss to common stockholders per basic and diluted common share  $     (0.07)  $     (0.05)
                                                                    ============  ============
Weighted average common shares outstanding - basic and diluted       39,094,751    27,674,693


          The accompanying notes are an integral part of these financial statements.




                                                    Nighthawk Systems, Inc.
                                        Consolidated Statements of Stockholders' Deficit
                                           Years ended December 31, 2005 and 2004

                                          Preferred Stock     Common stock
                                          --------------- -------------------     Additional     Special   Accumulated
                                          Shares  Amount    Shares     Amount   paid-in capital  Warrants    deficit        Total
                                          ------  ------  ----------  --------  ---------------  --------  -----------  ------------
Balances, December 31, 2003                    -  $    -  24,320,902  $ 24,321  $     2,855,289  $      -  $(3,980,591) $(1,100,981)

Common stock and warrants  issued and
options exercised for cash                                 1,488,333     1,488          235,863   188,775                   426,126

Common stock and options   issued for
consulting and other services                              2,345,000     2,345          323,228                             325,573

Common stock issued for interest                              61,875        62           12,312                              12,374

Conversion of notes payable to
common stock and warrants                                  1,439,423     1,440          311,413                             312,853

Preferred stock issued for cash            5,000  12,500                                      -                              12,500

Warrants issued for cash                                                                           18,750                    18,750

Common stock issued for
placement fees & incentives                                  350,000       350           37,150                              37,500

Beneficial conversion feature
of convertible debt                                                                      92,465                              92,465

Common stock issued for
investment agreement placement fee                         2,000,000     2,000           (2,000)                                  -

Cancellation of shares                                       (50,000)      (50)              50                                   -

Series A preferred dividend                                    3,714         4               (4)                                  -

Net loss                                                                                                    (1,376,751)  (1,376,751)
                                          ------  ------  ----------  --------  ---------------  --------  -----------  ------------
Balances, December 31, 2004                5,000 $12,500  31,959,247  $ 31,960  $     3,884,516  $188,775  $(5,357,342) $(1,239,591)

Common stock issued for exercise of
Dutchess puts and warrants, including
commissions                                                4,105,616     4,070          358,079                             362,185

Common stock and warrants issued for cash                    750,000       750          116,750                             117,500

Common stock issued as incentive
on notes payable                                           3,777,500     3,777          333,498                             337,275

Common stock and options issued for
consulting and other services                              1,200,000     1,200          235,175                             236,375

Common stock issued as settlement
of lawsuit                                                   250,000       250           22,250                              22,500

Conversion of accrued liabilities
to common stock                                              313,100       313           56,307                              56,620

Conversion of debenture and accrued
interest to common stock                                   2,761,958     2,762          252,228                             254,990
Series A preferred dividend                                    2,487         2               (2)                                  -

Conversion of Series A Preferred
stock to common stock                    (5,000) (12,500)     50,000        50           12,450                                   -
Exercise of Special Warrants                               1,307,250     1,307          187,468  (188,775)                        -

Amortization of beneficial conversion
feature on notes payable                                                                  5,717                               5,717
Net loss                                                                                                    (2,692,656)  (2,692,656)
                                          ------  ------  ----------  --------  ---------------  --------  -----------  ------------
Balances, December 31, 2005                   -  $    -   46,477,158  $ 46,477  $     5,464,436  $      -  $(8,049,998) $(2,539,085)
                                          ======  ======  ==========  ========  ===============  ========  ===========  ============


                     NIGHTHAWK SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 TWELVE MONTHS ENDED DECEMBER 31,


                                                                                  2005          2004
                                                                              ------------  ------------
Cash flows from operating activities:
      Net loss                                                                $(2,692,656)  $(1,376,751)
                                                                              ------------  ------------
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                    6,438         7,707
   Bad debt expense                                                                 1,861           380
   Common stock issued for consulting and other services                          258,250       205,775
   Beneficial conversion feature                                                    5,717        92,465
   Common stock and warrants issued for interest                                   14,365        78,658
   Common stock issued as placement fee on notes payable                                -        37,500
   Common stock issued as settlement for lawsuit                                   22,500             -
   Note payable issued for consulting                                               8,283             -
   Loan discounts and warrants                                                    327,032        15,104
   Notes payable issued for penalty interest                                      251,636             -
   Shares issued as incentives on notes payable                                   275,142             -
   Stock options issued for consulting services                                    13,875       119,798
Changes in assets and liabilities, net of business acquisition:
  (Increase) in accounts receivable                                               (39,312)       (4,217)
   Decrease (increase) in inventories                                             (53,168)       48,620
   Decrease (ncrease) in prepaids                                                  10,329      (105,407)
   Increase in intangible and other assets                                         (5,807)       (5,084)
   Increase (decrease) in accounts payable                                       (132,005)       29,716
   Increase in accrued expenses                                                    84,869         3,852
                                                                              ------------  ------------
Total adjustments                                                               1,050,005       524,867
                                                                              ------------  ------------
Net cash used in operating activities of continuing operations                 (1,642,651)     (851,884)
                                                                              ------------  ------------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                                  (6,802)            -
                                                                              ------------  ------------
Net cash used in investing activities                                              (6,802)            -
                                                                              ------------  ------------

Cash flows from financing activities:
   Cash overdraft                                                                       -        (3,902)
   Proceeds from the sale of preferred stock                                            -        12,500
   Proceeds from notes payable, related parties                                         -        26,261
   Payments on notes payable, related parties                                      (1,008)      (36,318)
   Proceeds from notes payable, other and warrants                              1,461,133       585,000
   Payments on notes payable, other                                               (21,410)      (71,664)
   Payments on other related party payable                                              -       (25,000)
   Proceeds from sale of note                                                       3,000
   Proceeds from exercise of warrants                                              31,250
   Proceeds from exercise of puts, net of commissions                              89,075
   Proceeds from the issuance of special warrants                                       -       188,775
   Proceeds from the sale of common stock                                         117,500       237,350
                                                                              ------------  ------------
Net cash provided by financing activities                                       1,679,540       913,002
                                                                              ------------  ------------
Net increase in cash                                                               30,087        61,118
Cash, beginning balance                                                            61,118             -
                                                                              ------------  ------------
Cash, ending balance                                                          $    91,205   $    61,118
                                                                              ============  ============


                     NIGHTHAWK SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 TWELVE MONTHS ENDED DECEMBER 31,
                           (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                                                  2005           2004
                                                                              ------------  ------------
Cash paid for interest                                                        $    38,717   $    26,228
                                                                              ============  ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common shares issued as incentives for notes payable, other                   $   337,275
                                                                              ============
Common shares and options issued for prepaid consulting agreements            $   236,375
                                                                              ============
Conversion of accrued expenses to common stock                                $    56,620
                                                                              ============
Conversion of Series A preferred stock to common stock                        $    12,500
                                                                              ============
Conversion of Special Warrants to common stock                                $   188,775
                                                                              ============

Common shares issued as payments on notes payable, other                      $   245,384
                                                                              ============

Common shares issued for commissions on puts                                  $     5,568
                                                                              ============

Conversion of notes payable and accrued interest to common stock
   Notes payable                                                              $   240,625   $   224,390
   Accrued interest                                                                14,365        22,179
                                                                              ------------  ------------
Total amount converted                                                        $   254,990   $   246,569
                                                                              ============  ============
Preferred stock dividends issued in common stock                              $       440   $       644
                                                                              ============  ============
The accompanying notes are an integral part of these financial statements.

                             NIGHTHAWK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

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

GOING  CONCERN,  RESULTS  OF  OPERATIONS  AND  MANAGEMENT'S  PLANS

The Company incurred a net loss of approximately $2.7 million during the year ended December 31, 2005 and had a stockholders' deficit and working capital deficiency of approximately $2.5 million and $500,000, respectively, as of December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although no assurance can be given that such plans will be successfully implemented, management's plans to address these concerns include:

1.     Raising  working  capital  through  additional  borrowings.
2.     Raising  equity  funding  through  sales  of  the Company's common stock.
3.     Implementation  of  the  Company's  sales  and  marketing  plans.

In August 2004, the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") under which the Company received $250,000 in exchange for a convertible debenture during August 2004. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. Although the amount and timing of specific cash infusions available under the entire financing arrangement cannot be predicted with certainty, the arrangement represents a contractual commitment by Dutchess to provide funds to the Company.

From August 2004, when Dutchess first provided funding to the Company, through December 31, 2005, Dutchess provided the Company with $1,960,633 in net cash proceeds in return for convertible debentures and promissory notes totaling $2,621,469. During the twelve months ended December 31, 2005, the Company also exercised seventeen (17) puts to Dutchess that produced cash proceeds of $342,477, of which $245,384 was used to repay outstanding notes and accrued interest, in exchange for the issuance of 3,819,654 shares. On March 9, 2005, Dutchess exercised 250,000 warrants at $0.125 each, for total proceeds of $31,250, $15,000 of which was applied to outstanding notes and accrued interest.

For more information on the transactions with Dutchess, please see Note 7 - Notes payable, Note 8 - Stockholders' deficit, and Note 11 - Subsequent events.

Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts, and to cover cash flow deficiencies.

During 2005, the Company hired its first full-time personnel that were dedicated only to developing sales channels and sales opportunities. The Company also developed new or enhanced existing products in order to better penetrate targeted markets. As a result, as of December 31, 2005, the Company had developed a pipeline of potential sales opportunities that included in excess of $6,000,000 for which it had submitted quotes at customers' requestsNo assurance may be given that the Company will be successful in winning these bids or growing revenues based on the pipeline of opportunities.

The  Company's  strategic  initiatives  for  2006  include:

-     Capitalize  on  existing  enterprise  sales  opportunities
-     Cultivate  and  capitalize  on  indirect  sales  channels
-     Enhance our marketing effort to support direct and indirect sales channels
- Bundle our products with ancillary products and services to enhance revenue opportunities
-     Develop  and  sell  a device that functions on multiple wireless protocols
-     Form  an advisory board with relevant industry expertise and relationships
- Execute on a strategic acquisition that is scalable and complementary to our existing business


The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

REVENUE  RECOGNITION

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. The Company had no bill and hold sales at December 31, 2005 or December 31, 2004. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued expenses on the balance sheet at December 31, 2005, is approximately $12,200.

PROVISION  FOR  DOUBTFUL  ACCOUNTS

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. At December 31, 2005, the Company had approximately $83,200 in accounts receivable, net of the allowance for doubtful accounts. Approximately $39,106 of this balance, or 47%, was from three customers. Each balance was collected subsequent to December 31, 2005.

During 2005, two customers accounted for approximately 12% and 15% of total revenue, respectively. During 2004, three customers accounted for approximately 26%, 20% and 12% of sales, respectively.

During 2005, the Company's single largest supplier accounted for approximately 54% of the Company's purchases of pre-manufactured component materials. During 2004, the Company's three largest suppliers accounted for approximately 47%, 11% and 11%, respectively, of the Company's purchases of pre-manufactured component materials. As the pre-manufactured components are a crucial integral component of the Company's product, the loss of one or more of the Company's major suppliers may have an adverse effect on the Company's ability to maintain production of their products on a cost effective basis in the future.

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

INTANGIBLE  ASSETS

Intangible assets include patent costs and are stated at cost. If the patents are granted, the Company will then begin to amortize the patents over the shorter of the lives of the patents or the estimated useful lives using the straight-line method. The Company reviews these and any other long-lived assets for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management does not believe that any impairment of intangible or other long-lived assets exists at December 31, 2005.

ADVERTISING

Advertising costs are expensed as incurred. For the years ended December 31, 2005 and 2004, advertising costs were approximately $9,600 and $9,200, respectively.

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

NET  LOSS  PER  SHARE

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the years ended December 31, 2005 and 2004, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

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

SHIPPING  AND  HANDLING  FEES  AND  COSTS

The Company records shipping and handling fees billed to customers as revenue, and shipping and handling costs incurred with the delivery of its products as cost of sales. For the years ended December 31, 2005 and 2004, the Company recognized approximately $5,468 and $6,900, respectively, as revenue from shipping and handling fees. For the years ended December 31, 2005 and 2004, the Company recognized approximately $6,700 and $4,300, respectively, in cost of sales for shipping and handling fees.

RECLASSIFICATIONS

Certain amounts reported in the consolidated financial statements for the year ended December 31, 2004 have been reclassified to conform to the December 31, 2005 presentation.

SHARE-BASED PAYMENT TRANSACTIONS

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

Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. As all employee options were issued at or above market during 2005 and 2004, no compensation expense was recognized in either year. If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss and net loss per share including pro forma results would have been the amounts indicated below:

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                         2005                      2004
                                                    --------------          ----------------
Net  loss  applicable  to  common  stockholders:
As reported                                         $ (2,692,656)           $   (1,377,395)
Total  stock-based  employee  compensation
expense  determined under fair value
based method for all employee awards, net                (20,265)                  (68,703)
                                                    --------------          ----------------
Pro forma net loss                                  $ (2,672,391)           $   (1,446,098)
                                                    ==============          ================

Net  loss  per  share:
As  reported:
Basic and diluted                                   $      (0.07)           $        (0.05)
Pro  forma:
Basic and diluted                                   $      (0.07)           $        (0.05)

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

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes  Assumptions
                                               2005          2004

               Dividend yield                  0.00%         0.00%
               Expected volatility         1.117 - 1.31      1.167
               Risk-free interest rate         4.50%         4.50%
               Expected life in years         2 years       2 years

The weighted average fair value at date of grant for options granted during 2005 was $0.086 The fair value at grant date for options granted in 2004 was $0.055 per share using the above assumptions.

The weighted average fair value at date of grant for options granted during 2005 was $0.086 The fair value at grant date for options granted in 2004 was $0.055 per share using the above assumptions.


3.         FURNITURE,  FIXTURES  AND  EQUIPMENT

Furniture, fixtures and equipment consist of the following at December 31, 2005:

                       Equipment                     $  37,108
                       Furniture and fixtures            3,378
                       Software                          3,171
                                                     ----------
                                                        43,657
                       Less accumulated depreciation   (30,226)
                                                     ----------
                                                     $  13,431
                                                     ==========

4.     COMMITMENTS  AND  CONTINGENCIES

Leases

The Company leases office and warehouse space under month-to-month operating leases in Denver, Colorado and San Antonio, Texas. Rent expense incurred for the years ended December 31, 2005 and 2004 was approximately $29,600 each year.

Litigation

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

5.     INCOME  TAXES

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. In management's judgment, the Company cannot predict with reasonable certainty that the tax assets resulting from losses will be fully realized in future periods. SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management determined that a $2,739,000 valuation allowance at December 31, 2005 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is a net increase of $972,000. At December 31, 2005, the Company has approximately $7.45 million of net operating loss carryforwards, which expire from 2014 through 2025. The net operating loss carryforwards include losses from the acquisition of PCT and may be subject to certain restrictions in the future.

Income  tax  benefit  consists  of  the  following:

                                          YEARS ENDED DECEMBER 31,
                                               2005          2004
                                          ------------  ------------
Deferred  tax  benefit
  Federal                                 $  (868,000)  $  (444,000)
  State                                      (134,000)      (69,000)
                                          ------------  ------------
                                           (1,002,000)     (513,000)
Increase  in  valuation  allowance          1,002,000       513,000
                                          ------------  ------------
                                          $         -   $         -
                                          ============  ============

The difference between the expected tax (benefit) computed at the Federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2005 and 2004 follows:

                                                YEARS ENDED DECEMBER 31,
                                                   2005            2004
                                             --------------  ---------------
                                             AMOUNT     %     AMOUNT     %
                                             -------------------------------
Computed  "expected"  tax                    $(916,000) 34%  $(469,000)  34%
State  income  taxes,  net  of  federal
income  tax  benefit                           (88,000)  3%    (46,000)   3%
Increase  in  valuation  allowance           1,002,000 -37%    513,000  -37%
Non-deductible  expenses  and  other             2,000   0%      2,000    0%
                                             -------------------------------
                                             $       -   0%  $       -    0%
                                             ===============================

Significant deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities. The Company's deferred tax assets have been completely reduced by a valuation allowance because management does not believe realization of the deferred tax assets is sufficiently assured at the balance sheet date. The deferred tax assets and associated valuation allowance are as follows:

                                          YEARS ENDED DECEMBER 31,
                                              2005          2004
                                         ------------- -------------
Deferred  tax  assets:
Net  operating  loss  carry  forwards    $  2,739,000  $  1,737,000
Valuation  allowance                       (2,739,000)   (1,737,000)
                                         ------------- -------------
Net  deferred  tax  assets               $          -  $          -
                                         ============= =============

6.     LINE  OF  CREDIT

The Company has $19,792 outstanding at December 31, 2005 under a $20,000 unsecured line of credit with a bank. Borrowings under the line of credit bear interest at an annual rate of 10.25% at December 31, 2005. Interest is due monthly. The line of credit is guaranteed by three stockholders and an officer of the Company.

7. NOTES  PAYABLE




At December 31, 2005, notes payable consist of the following:

Related parties:
Note payable, officer; unsecured; interest at prime rate plus 5.5% (12.75 % at December 31, 2005);
due on demand                                                                                           $    9,555
Note payable, officer; unsecured; interest at 23.99%, revolving                                              4,839
                                                                                                        ----------
                                                                                                            14,394
                                                                                                        ==========
Other:
Convertible note payable to stockholder, 8% interest rate, in default as of the date of this
report, secured by all assets of the Company(1)                                                           $160,000
Notes payable to stockholder, 8% interest rate, in default as of the date of this report,
secured by all assets of the Company (1)                                                                  $165,000

Unsecured note with a financial institution, 17.24% interest rate, interest and principal
due monthly through November 2008                                                                           19,102
Dutchess note payable, $156,000 face amount,  no stated interest rate but with an implied
annual rate of 41.70%, due August 3, 2006                                                                  110,166
Dutchess note payable, $162,000 face amount,  no stated interest rate but with an implied
annual rate of 36.68%, due September 1, 2006                                                                54,916
Dutchess note payable, $150,000 face amount, no stated interest rate but with an implied
annual rate of 41.71%, due October 31, 2006                                                                129,167
Dutchess note payable, $198,000 face amount, no stated interest rate but with an implied
annual rate of 41.09%, due December 12, 2006                                                               166,685
                                                                                                        ----------
                                                                                                        $  805,036
                                                                                                        ==========

Long Term:
Dutchess convertible debenture, 10% interest rate, due October 3, 2010, implied annual rate of 13.5%    $  145,000
Dutchess convertible debenture, 5% interest rate, due December 1, 2010                                     500,000
Dutchess convertible debenture, 10% interest rate, due December 12, 2009                                 1,419,836
                                                                                                        ----------
                                                                                                        $2,064,836
                                                                                                        ==========


1) Based upon discussions with the shareholder, who is a former board member, the Company does not expect to receive a notice of default and to have the notes called by the holder. However, no assurance may be given that this will be the case.

During 2005, Dutchess loaned the company net cash proceeds of $1,461,133 in the form of short-term promissory notes and long-term convertible debentures. The promissory notes have no stated interest rate but have a face amount greater than the funded amount. The notes are recorded by the Company at the discounted amount, and the difference between the face and funded amount is recognized as interest expense over the life of the loan. Outstanding principal balances on promissory notes that matured during the year were rolled into new promissory notes or debentures, plus a 10% penalty on the face amount of the note that expired. The convertible debentures carry interest rates of 10%. Dutchess also received incentive shares on all new cash proceeds loaned to the Company. These incentive shares are recorded as prepaid interest and expensed over the life of the loan. As collateral for the promissory notes, Dutchess holds put notices which it may exercise in order to pay down the note balances. The following paragraphs describe activity during 2005 on notes and debentures between the Company and Dutchess.

During the year, Dutchess was issued 2,761,958 shares of common stock in exchange for converting the remaining $254,990 in outstanding principal and interest on the $250,000 convertible debenture entered into during August 2004.

On January 18, 2005, Dutchess loaned the Company $225,000. The note had no stated interest rate but had a face amount of $270,000 and matured on May 18, 2005. Dutchess was issued 250,000 incentive shares of unregistered common stock for the note, which made the implied annual interest rate on the note 194.5%. The Company made payments of $140,633 on this note before the remaining balance, plus a $27,000 penalty, was rolled into a note dated May 19, 2005. See below.

On April 7, 2005, Dutchess loaned the Company $488,500 which generated net cash proceeds of $157,000 to the Company. The remaining $331,000 borrowed under this note was a rollover of promissory note dated December 3, 2004 with a face amount of $300,000, which matured on April 3, 2005. The note had no stated interest rate but had a face amount of $586,200 and matured on June 7, 2005. Dutchess was issued 250,000 incentive shares of unregistered common stock for the note, which made the implied interest rate on the note 121%. Dutchess also required the Company to hire Edgarization, LLC for consulting services and Nighthawk issued the consulting company 300,000 shares of common stock. The
Company recorded the fair value of these shares as prepaid consulting and will expense their value over the term of the agreement. The Company made no payments on this note before the face amount of the note, plus a penalty and penalty interest of $73,954 was rolled into a note dated July 8, 2005. See below

On May 12, 2005, Dutchess loaned the Company $100,000. The note had no stated interest rate but had a face amount of $120,000 and matured on December 12, 2005. Dutchess was issued 100,000 incentive shares of unregistered common stock for the note, which made the implied annual interest rate 73.70%. The Company made no payments on this note before the face amount of the note, plus a penalty of $12,000 was rolled into a convertible debenture dated December 30, 2005. See below.


On May 19, 2005, Dutchess loaned the Company $200,000 which generated net cash proceeds of $43,633 to the Company. The remaining $156,367 borrowed under this note was a rollover of the remaining principle balance outstanding on the note dated January 18, 2005, plus a penalty of $27,000, described above. The note had no stated interest rate but had a face amount of $240,000 and matured on December 19, 2005. Dutchess was issued 200,000 incentive shares of unregistered common stock for the note, which made the implied annual interest rate on the note 71.55%. The Company made no payments on this note before the face amount of the note, plus a penalty of $24,000 was rolled into a convertible debenture dated December 30, 2005. See below.

On June 8, 2005, Dutchess loaned the Company $100,000. The note had no stated interest rate but had a face amount of $120,000 and matured on January 8, 2006. Dutchess was issued 100,000 incentive shares of unregistered common stock for the note, which made the implied annual interest rate on the note 65.16%. The Company made no payments on this note before the face amount of the note, plus a penalty of $12,000 was rolled into a convertible debenture dated December 30, 2005. See below.

On July 8, 2005, Dutchess loaned the Company $795,154 which generated net cash proceeds of $135,000 to the Company. The remaining $660,154 borrowed under this note was a rollover of the remaining principle balance outstanding on the note dated April 7, 2005, plus a penalty and penalty interest of $73,954, described above. The note had no stated interest rate but had a face amount of $820,154 and was scheduled to mature on February 8, 2006. Dutchess was issued 285,000 incentive shares of unregistered common stock for the note, which made the implied annual interest rate on the note 11.81%. The Company made no payments on this note before the face amount of the note, plus a penalty of $82,015 was rolled into a convertible debenture dated December 30, 2005. See below.

On August 3, 2005, Dutchess loaned the Company $130,000. The note had no stated interest rate but had a face amount of $156,000 and matures on August 3, 2006. Dutchess was issued 285,000 incentive shares of unregistered common stock for the note, which makes the implied annual interest rate 41.7% . The Company made $30,667 in payments against this note prior to December 31, 2005 through the exercise of puts under its investment agreement.

On September 1, 2005, Dutchess loaned the Company $135,000. The note had no stated interest rate but had a face amount of $162,000 and matures on September 1, 2006. Dutchess was issued 285,000 incentive shares of unregistered common stock for the note, which makes the implied annual interest rate on the note 36.68%. The Company made $89,084 in payments against this note prior to December 31, 2005 through the exercise of puts under its investment agreement.

On October 3, 2005, Dutchess loaned the Company $145,000 under a convertible debenture that matures on October 3, 2010. The debenture has a stated annual interest rate of 10%. Dutchess was issued 362,500 incentive shares of unregistered common stock for the note, which makes the implied annual interest rate 13.5%. The Company did not make any payments against this debenture prior to December 31, 2005.

On October 31, 2005, Dutchess loaned the Company $125,000. The promissory note had no stated interest rate but had a face amount of $150,000 and matures on 10/31/06. Dutchess was issued 460,000 incentive shares of unregistered common stock for the note, which makes the implied annual interest rate on the note 41.71%. The Company did not make any payments against this note prior to December 31, 2005.

On December 12, 2005, Dutchess loaned the Company $165,000. The promissory note had no stated interest rate but had a face amount of $198,000 and matures on 12/12/06. Dutchess was issued 1,200,000 incentive shares of unregistered common stock for the note, which makes the implied annual interest rate on the note 41.09%. The Company did not make any payments against this note prior to December 31, 2005.

On December 30, 2005, Dutchess converted the outstanding principle balances on notes dated May 12, May 19, June 8 and July 8 2005, plus combined total penalties of $130,015, into a $1,419,836 convertible debenture that matures December 30, 2009. The debenture has a stated annual interest rate of 10%. No incentive shares were issued for this debenture, and no payments were made against the debenture prior to December 31, 2005.

Effective December 1, 2005, the Company entered into a twelve month consulting agreement with Dutchess Advisors LLC, an entity affiliated with Dutchess, under which Dutchess Advisors will advise the Company with respect to operations, business strategy and capital structure. As compensation under the agreement,
Dutchess  Advisors  will  receive  cash  compensation  of  $10,000  per  month.
Additionally, Dutchess Advisors paid the Company $3,000 for a $500,000 convertible debenture that matures on December 1, 2005 and carries an annual interest rate of 5%.

8.     STOCKHOLDERS'  DEFICIT

PREFERRED  STOCK

The Company has authorized 5,000,000 shares of $0.001 par value, preferred stock. At December 31, 2004 there were 5,000 shares of preferred stock issued and outstanding. The Preferred Stock paid a 7% annual dividend, on a quarterly basis, in the form of Company common stock and was converted into 50,000 common shares of the Company on June 30, 2005. Preferred stock dividends of $440 were accrued during the year which are payable in 2,487 shares of common stock of the Company.

COMMON  STOCK

The Company held a special shareholders' meeting on January 6, 2005 where an amendment to the Amended and Restated Articles of Incorporation of Nighthawk Systems, Inc. was approved to increase the number of authorized shares of our common stock from 50,000,000 to 200,000,000.

During the first quarter of 2005, the Company sold 650,000 shares of common stock to an investor for cash at a price of $0.15 per share for proceeds of $97,500. Warrants to purchase 650,000 shares of common stock at an exercise price of $0.25 per share were also included in the sale. We did not publicly offer the securities for sale and the investor is an accredited investor. No underwriters were involved in the sale.

During the second quarter of 2005, the Company sold 100,000 shares of common stock to a business partner of the Company's Chairman for $20,000. We did not publicly offer the securities for sale and this person is an accredited investor. No underwriters were involved in the sale.

During the year ended December 31, 2005, Dutchess was issued 2,761,958 shares of common stock in exchange for converting the remaining $254,990 in outstanding principal and interest on the $250,000 convertible debenture entered into during August 2004. The Company also issued 3,820,154 shares of common stock to Dutchess for the exercise of 17 puts totaling $342,477 during the year under its investment agreement with Dutchess. Of this total,$245,384 in cash proceeds were used to pay down existing note balances, and the remaining $97,093 was used for working capital purposes. Dutchess also exercised 250,000 warrants and received 250,000 shares of common stock in return for $31,250 in cash proceeds to the Company. Of this total, $15,000 was used to pay down an existing note balance, and the remainder was used by the Company for working capital purposes. A total of 3,777,500 incentive shares of unregistered common stock were issued to Dutchess during 2005 in return for notes and debentures entered into with the Company during the year.

A total of 1,200,000 shares of common stock were issued during 2005 to consultants and others in return for $230,525 in services, and 592,859 shares of common stock were issued during 2005 in exchange for accrued liabilities of $73,428.

During 2005, 1,307,250 common shares were issued upon the automatic conversion the Special Warrants issued in 2004. The Special Warrants were sold in 2004 for net proceeds of $188,775 and consisted of the right to one share of the Company's common stock and one warrant to purchase a share of the Company's common stock for $0.30. The warrants remain unexercised as of the date of this report.

The Company recognized 5,717 of beneficial conversion feature as interest expense during 2005 related to debentures held by Dutchess.


Common  stock  warrant  transactions  during 2005 and 2004 are summarized below:

                  WARRANTS                     WEIGHTED AVERAGE EXERCISE PRICE
                  --------                     -------------------------------
      Outstanding at December 31, 2003            3,879,000    $    0.32
      Granted                                     3,530,006         0.26
      Exercised                                           -            -
      Forfeited                                  (2,304,000)        0.45
      Other (a)                                   1,510,050         0.10
                                               --------------  ---------------
      Outstanding at December 31, 2004            6,615,056         0.19
      Granted                                             -            -
      Exercised                                     250,000          .13
      Forfeited                                  (1,075,000)         .25
      Other (a)                                  (2,010,050)        0.10
                                               --------------  ---------------
      Outstanding at December 31, 2005            3,280,006    $    0.27
                                               ==============  ===============

(a) Based on an agreement signed in 2003, one warrant holder could exercise up to $200,000 in warrants prior to March 31, 2005 at the lesser of $2.00 per share or 50% of the consecutive 10-day average closing price prior to the election to exercise the warrant. As of December 31, 2003, 500,000 warrants were included in the total above. As of December 31, 2004, the holder had the right to exercise up to 2,010,050 warrants at $0.0995 each, so 1,050,050 warrants were added as outstanding. The agreement expired in 2005, so the entire balance of 2,010,050 was deducted from the totals during 2005.

9.     RELATED  PARTY  TRANSACTIONS

During the year ended December 31, 2004, a business partner of the Company's Chairman billed the Company $20,000 for consulting services. The liability was settled for 175,000 shares of the Company's common stock in the first quarter of 2005. During the second quarter of 2005, the Company sold 100,000 shares of common stock to this same individual for $20,000. We did not publicly offer the securities for sale and this person is an accredited investor. No underwriters were involved in the sale.


10.     STOCK  OPTIONS

Upon the reverse acquisition of Peregrine, Inc. on February 1, 2002, the 2000 Performance Stock Option Plan (the "Plan") of PCT was automatically terminated. As such, no options were outstanding as of December 31, 2002. This option plan was subsequently adopted by the Company's Board effective January 1, 2003. The Plan provides for awards in the form of options, including incentive stock options and non-qualified stock options. Under the plan, options granted vest at a rate set by the board of directors or committee appointed by the board directors, and options are exercisable up to 10 years from the date of grant at not less than 100% of the fair value of the common stock on the date of grant. If the option holder owns 10% or more of the Company's common stock, the options are exercisable at not less than 110% of the fair value of the common stock on the date of grant. At the Company's Annual Shareholders meeting held in November 2003, the shareholders approved a name change for the plan to the Nighthawk Systems, Inc. 2003 Stock Option Plan and increased the number of shares eligible for distribution under the plan to 5,000,000.

During 2004, 1,000,000 options, which vested immediately, were granted to the Directors of the Company. Also during 2004, 630,000 options were granted for consulting services, which vested immediately. The Company recognized $26,460 in expenses related to the issuance of the options issued for consulting services. During 2005, the Company granted a total of 550,000 options to employees vesting in thirds over a three-year period, and an additional 100,000 options which vested immediately during the year.

The following summarizes the stock option activity for the years ended December 31, 2005 and 2004:

                                    OPTIONS    WEIGHTED AVERAGE EXERCISE PRICE
                                    -------    -------------------------------
            2004
Outstanding at beginning of year   2,285,000            $   0.22
Options granted                    1,630,000                0.11
Options exercised                   (630,000)               0.18
Options forfeited or expired        (250,000)               0.22
                                  -----------
Outstanding at end of year         3,035,000                0.17
                                  ===========
Options exercisable at year end    1,995,000                0.14
                                  ===========
Options available for
grant at end of year               1,335,000
                                  ===========
            2005
Outstanding at beginning of year   3,035,000            $   0.17
Options granted                      650,000                0.14
Options exercised                          -                   -
Options forfeited or expired        (250,000)               0.20
                                  -----------
Outstanding at end of year         3,435,000                0.16
                                  ===========
Options exercisable at year end    2,615,000                0.16
                                  ===========
Options available for grant
at end of year                       935,000
                                  ===========

11.     SUBSEQUENT  EVENTS

On January 9, 2006, Dutchess loaned the Company an additional $245,000. The promissory note has no stated interest rate but has a face amount of $294,000 and matures on January 9, 2007. In connection with the note, Dutchess was issued 653,000 incentive shares of unregistered common stock.

On February 8, 2006, Dutchess loaned the Company an additional $205,000. The convertible debenture bears an interest rate of 10% and matures on February 8, 2011. In connection with the note, Dutchess was issued 615,000 incentive shares of unregistered common stock.

On March 16, 2006, Dutchess loaned the Company an additional $185,000. The convertible debenture bears an interest rate of 10% and matures on March 16, 2011. In connection with the note, Dutchess was issued 444,000 incentive shares of unregistered common stock.

During the period from January 1, 2006 through April 10, 2006, the Company exercised fourteen (14) puts to Dutchess totaling 13,226,916 shares for proceeds of $1,262,243. The proceeds were used to repay portions of previously issued notes and debentures to Dutchess.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April  14,  2006     NIGHTHAWK  SYSTEMS,  INC.

        By:  /s/  H.  DOUGLAS  SAATHOFF
             --------------------------
        H.  Douglas  Saathoff,
        Chief  Executive  Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                Title             Date
---------                -----             ----
/s/  Max  Polinsky     Director     April  14,  2006
------------------
Max  Polinsky

/s/  Patrick  Gorman   Director     April  14,  2006
--------------------
Patrick  Gorman