Form 10QSB
period 2006-03-31
NIGHTHAWK SYSTEMS INC
filed 2006-05-22
CIK 1084475

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to ________

                         Commission File Number: 0-30786

                             NIGHTHAWK SYSTEMS, INC
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                87-0627349
           ------                                                ----------
(State or other jurisdiction of                               (I.R.S Employer
 incorporation or organization)                              Identification No.)

                            10715 Gulfdale, Suite 200
                             San Antonio, TX  78216
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

As of May 22, 2006, there were 69,050,611 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                                        INDEX

Part  I     FINANCIAL  INFORMATION

Item  1     Financial  Statements  (unaudited)

     Condensed consolidated balance sheet as of March 31, 2006                 3
     Condensed  consolidated statements of operations for the
     three months ended March 31, 2006 and 2005                                4
     Condensed  consolidated  statement  of  stockholders'
     deficit for the three months ended March 31, 2006                         5
     Condensed  consolidated statements of cash flows for the
     three months ended March 31, 2006 and 2005                                6
     Notes to condensed consolidated financial statements                      8

Item 2      Management's Discussion and Analysis or Plan of Operation         14
Item 3     Controls and Procedures                                            18

Part  II    OTHER  INFORMATION

Item 1     Legal Proceedings                                                  19
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds        19
Item 3     Defaults Upon Senior Securities                                    19
Item 4     Submissions of Matters to a Vote of Security Holders               19
Item 5     Other Information     24
Item 6     Exhibits and Reports on Form 8-K                                   19

Signatures and Certifications                                                 20


                                                 NIGHTHAWK SYSTEMS, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEET
                                                     MARCH 31, 2006
        ASSETS

Current assets:
     Cash                                                                                                  $   109,900
     Accounts receivable, net of allowance for doubtful accounts of $147                                        79,410
     Inventories                                                                                               160,832
     Prepaids                                                                                                  639,127
                                                                                                           ------------
               Total current assets                                                                            989,269
                                                                                                           ------------

Furniture, fixtures and equipment, net                                                                          19,908
Intangible and other assets                                                                                     19,548
                                                                                                           ------------
                                                                                                           $ 1,028,725
                                                                                                           ============


      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                                       $   292,847
    Accrued expenses                                                                                           338,227
    Line of credit                                                                                              19,792
    Notes payable:
        Related parties                                                                                         13,947
        Other                                                                                                  381,322
                                                                                                           ------------
               Total current liabilities                                                                     1,046,135
                                                                                                           ------------

Long-term liabilities:
   Convertible debt                                                                                          2,104,836
                                                                                                           ------------
Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding                 -
    Common stock; $0.001 par value; 200,000,000 shares authorized; 66,579,232 issued and outstanding            66,579
    Additional paid- in capital                                                                              7,176,854
    Accumulated deficit                                                                                     (9,365,679)
                                                                                                           ------------
               Total stockholders' deficit                                                                  (2,122,246)
                                                                                                           ------------
                                                                                                           $ 1,028,725
                                                                                                           ============

                       The accompanying notes are an integral part of these financial statements.


                               NIGHTHAWK SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED MARCH 31,

                                                                        2006          2005
                                                                    ------------  ------------
Revenue                                                             $   141,387   $   171,222
Cost of goods sold                                                       98,812       104,524
                                                                    ------------  ------------
     Gross profit                                                        42,575        66,698

Selling, general and administrative expenses                            757,220       561,660
                                                                    ------------  ------------
     Loss from operations                                              (714,645)     (494,962)

 Interest expense:
     Related parties                                                        684           691
     Other                                                              600,352       130,627
                                                                    ------------  ------------
         Total interest expense                                         601,036       131,318
                                                                    ------------  ------------
Net loss                                                             (1,315,681)     (626,280)
Less: preferred stock dividends                                               -          (219)
                                                                    ------------  ------------
Net loss to common stockholders                                     $(1,315,681)  $  (626,499)
                                                                    ============  ============
Net loss per basic and diluted common share                         $     (0.02)  $     (0.02)
                                                                    ============  ============
Net loss to common stockholders per basic and diluted common share  $     (0.02)  $     (0.02)
                                                                    ============  ============
Weighted average common shares outstanding - basic and diluted       58,219,769    33,733,867

          The accompanying notes are an integral part of these financial statements.




                            Nighthawk Systems, Inc.
           Condensed Consolidated Statement of Stockholders' Deficit
                       Three months ended March 31, 2006

                                                                        Common stock        Additional
                                                                --------------------------    paid-in     Accumulated
                                                                   Shares        Amount       capital       deficit         Total
                                                                ------------  ------------  ------------  ------------  ------------
Balances, December 31, 2005                                      46,477,158   $    46,477   $ 5,464,436   $(8,049,998)  $(2,539,085)

Common stock issued for Dutchess  puts, net of commissions       12,615,074        12,615     1,142,768                   1,155,383

Common stock issued as incentive for notes payable                1,712,000         1,712       147,168                     148,880

Common stock issued for consulting services                       4,925,000         4,925       232,075                     237,000

Conversion of accrued expenses to common stock                      850,000           850        34,150                      35,000

Amortization of beneficial conversion feature on notes payable                                  153,269                     153,269

Net loss                                                                                                   (1,315,681)   (1,315,681)
                                                                ------------  ------------  ------------  ------------  ------------
Balances, March 31, 2006                                         66,579,232   $    66,579   $ 7,173,866   $(9,365,679)  $(2,122,246)
                                                                ============  ============  ============  ============  ============

                                   NIGHTHAWK SYSTEMS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                THREE MONTHS ENDED MARCH 31,

                                                                                           2006         2005
                                                                                       ------------  ----------
Cash flows from operating activities:
      Net loss                                                                         $(1,315,681)  $(626,280)
                                                                                       ------------  ----------
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                             2,384       1,681
   Employee options vested                                                                   2,988           -
   Loan discounts and warrants                                                             111,250      66,063
   Beneficial conversion feature                                                           153,269           -
   Common stock issued for consulting services                                             177,000      15,000
   Common stock issued for interest                                                         88,109           -
   Shares issued as incentives on notes payable                                            193,192      50,250
   Note payable issued for consulting services                                              24,850           -
   Amortization of prepaid consulting expense                                                    -     121,666
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                                3,795     (35,754)
   (Increase) decrease in inventories                                                      (80,955)     (9,976)
   (Increase) decrease in prepaids                                                          (2,756)     23,596
   Increase (decrease) in accounts payable                                                   7,598     (38,739)
   Increase in accrued expenses                                                             29,841      24,275
                                                                                       ------------  ----------
Total adjustments                                                                          710,565     218,062
                                                                                       ------------  ----------
Net cash used in operating activities of continuing operations                            (605,116)   (408,218)
                                                                                       ------------  ----------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                                           (8,861)     (1,973)
                                                                                       ------------  ----------
Net cash used in investing activities                                                       (8,861)     (1,973)
                                                                                       ------------  ----------

Cash flows from financing activities:
   Proceeds from notes payable, related parties                                                  -         339
   Payments on notes payable, related parties                                                 (448)       (550)
   Proceeds from notes payable, other                                                      635,000     225,000
   Payments on notes payable, other                                                         (1,880)   (127,765)
   Payments on long term notes payable                                                           -     (13,399)
   Net proceeds from the sale of common stock, and the exercise  of puts and warrants            -     312,547
                                                                                       ------------  ----------
Net cash provided by financing activities                                                  632,672     396,172
                                                                                       ------------  ----------

Net (decrease) increase in cash                                                             18,695     (14,019)
                                                                                       ------------  ----------
Cash, beginning balance                                                                     91,205      61,118
                                                                                       ------------  ----------
Cash, ending balance                                                                   $   109,900   $  47,099
                                                                                       ============  ==========


                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (CONTINUED)

Supplemental disclosures of cash flow information:                                 QUARTERLY PERIOD ENDED MARCH 31,
                                                                                           2006         2005
                                                                                       ------------  ----------

Cash paid for interest                                                                 $     8,269   $  18,312
                                                                                       ============  ==========
Supplemental disclosure of non-cash investing and financing activities:

Common shares issued as payments on notes payable, other                               $ 1,205,334
                                                                                       ============

Conversion of accrued expenses to common stock                                         $    35,000   $  56,620
                                                                                       ============  ==========

Conversion of notes payable and accrued interest to common stock
   Notes payable                                                                                     $  29,498
   Accrued interest                                                                                      1,752
                                                                                                     ----------
Total amount converted                                                                               $  31,250
                                                                                                     ==========

Preferred stock dividends issued in common stock                                                     $     219
                                                                                                     ==========

                    The accompanying notes are an integral part of these financial statements.

                             NIGHTHAWK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)

1.  ORGANIZATION,  GOING  CONCERN,  RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

ORGANIZATION

Nighthawk Systems, Inc. ("the Company") designs and manufactures intelligent remote power control products that are easy to use, inexpensive and can remotely control virtually any device from any location. The Company's proprietary, wireless products are ready to use upon purchase, so they are easily installed by anyone, regardless of technical ability, and are also easily integrated into third-party products, systems and processes. They allow for intelligent control by interpreting instructions sent via wireless media, and executing the instructions by 'switching' the electrical current that powers the device, system or process. Nighthawk's intelligent products can be activated individually, in pre-defined groups, or en masse, and for specified time periods with a simple click of a mouse or by dialing a telephone number.

GOING  CONCERN,  RESULTS  OF  OPERATIONS  AND  MANAGEMENT'S  PLANS

The Company incurred a net loss of approximately $1.3 million during the quarter ended March 31, 2006 and had a stockholders' deficit and working capital deficiency of approximately $2.1 million and $57,000 respectively, as of March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although no assurance can be given that such plans will be successfully implemented, management's plans to address these concerns include:

 -  Raising  working  capital  through  additional  borrowings.
 -  Raising  equity  funding  through  sales  of  the  Company's  common  stock.
 -  Implementation  of  the  Company's  sales  and  marketing  plans.

During a prior year the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") under which the Company received $250,000 in exchange for a convertible debenture during August 2004. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. Although the amount and timing of specific cash infusions available under the entire financing arrangement cannot be predicted with certainty, the arrangement represents a contractual commitment by Dutchess to provide funds to the Company. Since entering into the arrangement with Dutchess, the Company has utilized the arrangement to obtain enough cash to cover its operating cash flow deficits on a monthly basis.

For more information on transactions with Dutchess during the three month period ending March 31, 2006, please see Note 3 - Notes payable.

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


The Report of the Company's Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2005 includes a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.  BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Nighthawk Systems, Inc. and its subsidiary PCT (collectively referred to herein as "the Company"), have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for 2005 filed with the Securities and Exchange Commission (the "SEC").

3.  SIGNIFICANT  ACCOUNTING  POLICIES

REVENUE  RECOGNITION

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. The Company had no bill and hold sales at December 31, 2005 or March 31, 2006. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued expenses on the balance sheet at March 31, 2006, is approximately $13,073.

PROVISION  FOR  DOUBTFUL  ACCOUNTS

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. At March 31, 2006, the Company had approximately $79,410 in accounts receivable, net of the allowance for doubtful accounts. Approximately $34,000 of this balance was from three customers, which was collected subsequent to March 31, 2006.

During the three months ended March 31, 2006, the Company had three individual customers that accounted for approximately 36% of total revenue. Each of theses three customers accounted for 10% to 14% of total revenue. During the three months ended March 31, 2005, one customer accounted for approximately 46% of total revenue.

During the three months ended March 31, 2006, three suppliers accounted for approximately 67% of the Company's purchases of pre-manufactured component materials.

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

INTANGIBLE  ASSETS

Intangible assets include patent costs and are stated at cost. If the patents are granted, the Company will then begin to amortize the patents over the shorter of the lives of the patents or the estimated useful lives using the straight-line method. The Company reviews these and any other long-lived assets for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management does not believe that any impairment of intangible or other long-lived assets exists at March 31, 2006.

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

NET  LOSS  PER  SHARE

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the quarter ended March 31, 2006 and the year ended December 31, 2005, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

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

STOCK-BASED  COMPENSATION

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123
- revised 2004 ("SFAS 123R") "Share-Based Payment" which replaced Statement of Financial Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APA 25"), "Accounting for Stock Issued to Employees". Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.


3.  NOTES  PAYABLE


At March 31, 2006, notes payable consist of the following:

Related parties:
Note payable, officer; unsecured; interest at prime rate plus 5.5% (12.24% at March 31, 2006); due on demand             $    9,554
Note payable, officer; unsecured; interest at 23.99%, revolving                                                               4,393
                                                                                                                         -----------
                                                                                                                         $   13,947
                                                                                                                         ===========

Other:
Convertible note payable to stockholder, 8% interest rate, in default as of the date of this report (1)                  $  160,000
Notes payable to stockholder, 8% interest rate, in default as of the date of this report (1)                                165,000
Unsecured note with a financial institution, 17.24% interest rate, revolving                                                 17,222
Note payable, $198,000 face amount, no stated interest rate but with an implied annual rate of 41.09%,
  due December 12, 2006 (2)                                                                                                  39,100
                                                                                                                         -----------
                                                                                                                         $  381,322
                                                                                                                         ===========

Long Term:
Convertible debenture, 5% interest rate, due December, 2010                                                              $  500,000
Convertible debenture, 10% interest rate, due December,  2009                                                             1,419,836
Convertible debenture, 10% interest rate, due March, 2011                                                                   185,000
                                                                                                                         -----------
                                                                                                                         $2,104,836
                                                                                                                         ===========

1) Based on discussions with the shareholder, who is a former board member, the Company does not expect to receive a notice of default and to have the notes called by the holder. However, no assurance may be give that this will be the case.

On January 9, 2006, Dutchess loaned the Company $245,000. The note had no stated interest rate but had a face amount of $294,000 and matured on January 9, 2007. Dutchess was issued 653,000 incentive shares of unregistered common stock valued by the Company at $45,710 for the note, which was secured by put notices. During the three month period ending March 31, 2006, Dutchess exercised put notices valued at $294,000 to pay off the note and was issued 3,477,247 shares of common stock as a result.

On February 8, 2006, Dutchess loaned the Company $205,000 in exchange for a convertible debenture that was due February 8, 2011. Dutchess was issued 615,000 incentive shares of unregistered common stock valued by the Company at $58,770 for the debenture, which was secured by put notices. The debenture contained a clause calling for an early redemption penalty of 20%. During the three month period ending March 31, 2006, Dutchess exercised put notices valued at $246,000 to pay off the debenture and the redemption penalty, and was issued 2,429,107 shares of common stock as a result. The Company recorded the redemption penalty as interest expense, and also recorded $68,333 in interest expense during the period related to the beneficial conversion feature of the debenture.

On March 16, 2006, Dutchess loaned the Company $185,000 in exchange for a convertible debenture that is due March 16, 2011. Dutchess was issued 444,000 incentive shares of unregistered common stock valued by the Company at $44,400 for the debenture, which is secured by put notices. The debenture contains a clause calling for an early redemption penalty of 20%.

In addition to the activity discussed about, during the three month period ending March 31, 2006, Dutchess exercised puts valued at $540,358 to pay off three notes and one debenture, plus all related interest, that had been outstanding at December 31, 2005, and exercised puts valued at $135,835 to pay down a note that had been outstanding at December 31, 2005. Dutchess was issued 6,708,720 shares as a result of these transactions. The Company recorded $98,500 in interest expense on these notes and debentures during the period, as well as $83,908 in interest expense related to the beneficial conversion feature of the debenture.

In total, the Company recognized a total of $153,269 in interest expense related to the beneficial conversion feature of debentures outstanding during the period.

On April 19, 2006, Dutchess loaned the Company $165,000 in exchange for a convertible debenture that is due April 19, 2011. Dutchess was issued 366,666 incentive shares of unregistered common stock valued by the Company at $33,000 for the debenture, which is secured by put notices. The debenture contains a clause calling for an early redemption penalty of 20%.

On May 17, 2006, Dutchess loaned the Company $130,000 in exchange for a convertible debenture that is due May 17, 2011. Dutchess was issued 690,000 incentive shares of unregistered common stock valued by the Company at $41,400 for the debenture, which is secured by put notices. The debenture contains a clause calling for an early redemption penalty of 20%.

Subsequent to March 31, 2006, Dutchess has exercised five puts valued at $97,288 in order to pay off the note due December 12, 2006, and to pay down the debentures issued in December 2005 and March 2006. The Company issued Dutchess 1,414,713 shares of common stock as a result.

4.  STOCKHOLDERS'  DEFICIT

COMMON  STOCK

During the quarterly period ending March 31, 2006, the Company issued 4,925,000 unregistered shares of common stock to consultants for services to be performed. The Company recognized $177,000 in expense related to these contracts during the period, and has recorded an additional $60,000 in prepaid expense related to one of the contracts as of March 31, 2006. The Company also issued 850,000 unregistered shares of common stock to a consultant for $35,000 in services rendered in 2004 and 2005.

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

During 2005, the Company hired its first full-time personnel that were dedicated only to developing sales channels and sales opportunities Throughout 2005, the sales staff was charged with generating new business opportunities for the Company's core products, the NH100 rebooting device and the CEO700 whole house disconnect device. It also launched a new website during 2005 which allows potential customers to send contact information and product inquiries directly to the Company via the Internet.

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

REVENUE  RECOGNITION

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. There were no bill and hold items at March 31, 2005. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued expenses on the balance sheet at March 31, 2005, is approximately $13,073.

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

COMPARISON  OF  THE  THREE  MONTHS  ENDED  MARCH  31,  2006  AND  MARCH 31, 2005

Revenue

The components of revenue and their associated percentages of total revenues, for the three months ended March 31, 2006 and 2005 are as follows:

                               Quarterly period ended March 31,
                                 ----------------------------
                                      2006           2005         Change %       Change $
                                 -------------  -------------  -------------  -------------
Revenues:
Rebooting products               $ 47,070  33%  $ 21,604  13%       118%      $ 25,466
Logic boards                       17,465  12%    25,853  15%       (32%)       (8,338)
Utility products                   47,998  34%    31,225  18%        54%        16,773
Emergency notification products    17,815  13%         -   -         n/a        17,815
Hydro 1                                 -   -     76,750  45%        n/a       (76,750)
Airtime sales                       8,045   6%    14,233   8%       (43%)       (6,188)
Other product                       1,392   1%       355   0%       292%         1,037
Freight                             1,602   1%     1,202   1%        33%           400
                                 -------------  -------------  -------------  -------------
Total revenues                   $141,387 100%  $171,222 100%       (17%)     $(29,835)

Revenues for the three-month period ended March 31, 2006 were $141,387 as compared to $171,222 for the corresponding period of the prior year, a decrease of 17% between periods. During the three months ended March 31, 2005, one customer, who purchased the Company's Hydro 1 product, represented approximately 46% of the Company's total revenue. This sale was made as part of a stated-funded project in New Mexico, and the Company has not marketed or sold Hydro 1's since that time. The Company does not consider the Hydro 1 to be part of its portfolio of products that it markets and sells on an ongoing basis. Sales of the Company's core products (rebooting, utility, emergency notification and logic boards) increased 67% between the periods due to the marketing and sales efforts launched by the Company during 2005. Sales of the Company's rebooting products more than doubled, as the Company began focusing on selling to Wireless Internet Service Providers. Sales of utility products increased 18% as the Company added new customers to its base during 2005 and the first three months of 2006. Utility customers typically order product on a test basis, and then reorder on a recurring basis if they are pleased with the product's performance. Sales of the Company's logic boards decreased between the periods presented, but during 2005 the Company began selling FAS8 firehouse alerting systems. Fire departments began buying the FAS8 instead of using the Company's PT1000 logic boards for their station alerting. The decrease in sales of logic boards of approximately $8,000 was more than offset by approximately $18,000 in sales of FAS8's.

Cost of goods sold includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of goods sold decreased by $5,712 or 5% to $98,812 for the three months ended March 31, 2006 from $104,524 for the corresponding period of the prior year but increased as a percentage of revenues between the periods from 61% in 2005 to 70% in 2006. As a result, the Company's gross margin decreased between the periods from 39% to 30%. This decrease is almost entirely due to the sale of the higher margin Hydro 1 units during the first quarter of 2005.

Selling, general and administrative expenses for the three months ended March 31, 2006 increased by $195,560 or 35% to $757,220 from $561,660 for the three-month period ended March 31, 2005. This increase was due to the recognition of approximately $180,000 in noncash expenses from unregistered stock issuances to public relations firms.

Interest expense increased $469,718 or 358% between the three-month periods presented. The increase was due to interest expense related to the Dutchess notes and debentures, several which were paid off during the first quarter of 2006 prior to their maturity date. When this occurs, the Company expenses any unamortized discount associated with the debt being paid off, as well as any unamortized beneficial conversion expense, any unamortized expense associated with incentive shares issued with the debt, and any early redemption penalties. During the first quarter of 2006, the Company recognized interest expense of approximately $153,000 related to the beneficial conversion feature of debentures, as well as approximately $192,000 in interest expense related for the value of incentive shares issued to Dutchess in exchange for money loaned to the Company. The Company also recognized approximately $77,000 in interest expense during the period in early redemption penalties on debentures that were paid off during the period.

The net loss to common shareholders for the three-month period ended March 31, 2006 was $1,315,681 compared to $626,499 for the three-month period ended March 31, 2005. The increase in net loss was due primarily to increased expenses for public relations campaigns, and interest expense related to Dutchess notes and debentures.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial statements for the three months ended March 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $1.3 million during the quarter ended March 31, 2006 and had a stockholders' deficit and working capital deficiency of approximately $2.1 million and $57,000 respectively, as of March 31, 2006.

The Report of the Company's Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2005 includes a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

Although no assurance can be given that such plans will be successfully implemented, management's plans to address these concerns include:

 -  Raising  working  capital  through  additional  borrowings.
 -  Raising  equity  funding  through  sales  of  the  Company's  common  stock.
 -  Implementation  of  the  Company's  sales  and  marketing  plans.

During a prior year the Company signed a financing arrangement with Dutchess Private Equities, II, L.P. ("Dutchess") under which the Company received $250,000 in exchange for a convertible debenture during August 2004. The Company also signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, over the next three years, subject to certain limitations including the Company's then current trading volume. Although the amount and timing of specific cash infusions available under the entire financing arrangement cannot be predicted with certainty, the arrangement represents a contractual commitment by Dutchess to provide funds to the Company. Since entering into the arrangement with Dutchess, the Company has utilized the arrangement to obtain enough cash to cover its operating cash flow deficits on a monthly basis.

During the quarter ended March 31, 2006, cash used in operating activities was approximately $605,000. Net proceeds from the issuance of a note and debentures to Dutchess were $615,000. Major cash outlays during the quarter were approximately $187,000 for public relations efforts, $171,000 for payroll/employee benefits, $81,000 for inventory, $68,000 for consulting expense and $39,000 for sales and marketing efforts.

The Company issued 12,615,074 shares to Dutchess during the quarter ended March 31, 2006 which was used to pay down $1,216,193 in debt during the period.

Until the Company is able to generate positive cash flows from operations in an amount sufficient to cover its current liabilities and debt obligations as they become due, it will remain reliant on borrowing funds from or selling equity to Dutchess or other parties to meet those obligations. Although the amount and timing of specific cash infusions available under the entire financing arrangement cannot be predicted with certainty, the arrangement represents a contractual commitment by Dutchess to provide funds to the Company.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures:

The Company's management, including the Company's principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the three-month period ended March 31, 2006, the period covered by the Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal executive officer and principal financial and accounting officer have concluded that the disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

None

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS

(a)  Exhibits

31.1 Certification of H. Douglas Saathoff, Chief Executive Officer and Principal Financial and Accounting Officer, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32  Certification pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

(b)  Reports  on  Form  8-K.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NIGHTHAWK SYSTEMS, INC.
                                  (Registrant)


Date:  May  22,  2006        By:  /s/  H.  Douglas  Saathoff
                                  --------------------------
                                       H.  Douglas  Saathoff,
                                       Chief  Executive Officer, Principal
                                       Accounting and Financial Officer