Form 10QSB
period 2006-06-30
NIGHTHAWK SYSTEMS INC
filed 2006-08-14
CIK 1084475

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

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

As of August 14, 2006 there were 74,420,053 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                                        INDEX

Part  I     FINANCIAL  INFORMATION

Item  1     Financial  Statements  (unaudited)
            Condensed consolidated balance sheet as of June 30, 2006           2
            Condensed consolidated statements of operations for the
            three and six month periods ended June 30, 2006 and 2005           3
            Condensed  consolidated  statement  of  stockholders'
            deficit  for the six  months ended June 30, 2006                   4
            Condensed  consolidated  statements  of cash flows for
            the six months ended June 30, 2006 and 2005                        5
            Notes to condensed consolidated financial statements               7

Item 2     Management's Discussion and Analysis or Plan of Operation          11
Item 3     Controls and Procedures                                            15

Part  II     OTHER  INFORMATION

Item 1     Legal Proceedings                                                  16
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds        16
Item 3     Defaults Upon Senior Securities                                    16
Item 4     Submissions of Matters to a Vote of Security Holders               16
Item 5     Other Information                                                  16
Item 6     Exhibits and Reports on Form 8-K                                   16
           Signatures and Certifications                                      17

PART I - FINANCIAL INFORMATION




                            NIGHTHAWK SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
        ASSETS

Current assets:
     Cash                                                                            $    18,713
     Accounts receivable, net of allowance for doubtful accounts of $456                 156,311
     Inventories                                                                         137,842
     Prepaids                                                                            690,115
                                                                                     ------------
               Total current assets                                                    1,002,981
                                                                                     ------------

Furniture, fixtures and equipment, net                                                    19,918
Intangible and other assets                                                               19,548
                                                                                     ------------
                                                                                     $ 1,042,447
                                                                                     ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                 $   249,429
    Accrued expenses                                                                     306,479
    Line of credit                                                                        19,792
    Notes payable:
        Related parties                                                                   13,471
        Other                                                                            340,439
                                                                                     ------------
               Total current liabilities                                                 929,610
                                                                                     ------------

Long-term liabilities:
   Convertible debt                                                                    2,539,983
                                                                                     ------------
Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized; 5,000 issued
    and outstanding; liquidation preference                                          $         -
    Common stock; $0.001 par value; 200,000,000 shares authorized;
    71,452,553 issued and outstanding                                                     71,453
    Additional paid- in capital                                                        7,500,641
    Accumulated deficit                                                               (9,999,240)
                                                                                     ------------
               Total stockholders' deficit                                            (2,427,146)
                                                                                     ------------
                                                                                     $ 1,042,447
                                                                                     ============

The accompanying notes are an integral part of these financial statements


                            Nighthawk Systems, Inc.
                Condensed Consolidated Statements of Operations
                                                                    Three months ended June 30,    Six months ended June 30,
                                                                         2006       2005                2006          2005
                                                                    -----------------------  ---------------------------
Revenue                                                             $  252,139   $  98,372     $  393,526   $   269,594
Cost of goods sold                                                     165,480      85,099        264,292       189,623
                                                                    -----------------------  ---------------------------
     Gross profit                                                       86,659      13,273        129,234        79,971


Selling, general and administrative expenses                           554,155     588,040      1,311,375     1,149,700
                                                                    -----------------------  --------------------------
     Loss from operations                                             (467,496)   (574,767)    (1,182,141)   (1,069,729)

 Interest expense:
     Related parties                                                       647         148          1,331           839
     Other                                                             165,418     358,381        765,770       489,008
                                                                    -----------------------  ---------------------------
         Total interest expense                                        166,065     358,529        767,101       489,847
                                                                    -----------------------  ---------------------------
Net loss                                                              (633,561)   (933,296)    (1,949,242)   (1,559,576)
Less: preferred stock dividends                                                       (221)                        (440)
                                                                    -----------------------  ---------------------------
Net loss to common stockholders                                     $ (633,561)  $(933,517)   $(1,949,242)  $(1,560,016)
                                                                    =======================  ===========================
Net loss per basic and diluted common share                         $    (0.01)  $   (0.03)   $     (0.03)  $     (0.04)
                                                                    =======================  ===========================
Net loss to common stockholders per basic and diluted common share  $    (0.01)  $   (0.03)   $     (0.03)  $     (0.04)
                                                                    =======================  ===========================
Weighted average common shares outstanding - basic and diluted      68,696,251  37,249,225     63,486,951    35,501,257


The accompanying notes are an integral part of these financial statements.

                                                       Nighthawk Systems, Inc.
                                       Condensed Consolidated Statement of Stockholders' Deficit
                                                  Six months ended June 30, 2006
                                                                        Common stock        Additional
                                                                --------------------------    paid-in     Accumulated
                                                                   Shares        Amount       capital       deficit         Total
                                                                ------------  ------------  ------------  ------------  ------------
Balances, December 31, 2005                                      46,477,158   $    46,477   $ 5,464,436   $(8,049,998)  $(2,539,085)

Common stock issued for Dutchess puts, including commissions     15,421,729        15,422     1,290,533                   1,305,955

Common stock issued as incentive for notes payable                3,778,666         3,779       273,871                     277,650

Common stock issued for consulting services                       4,925,000         4,925       232,075                     237,000

Conversion of accrued liabilities to common stock                   850,000           850        34,150                      35,000

Amortization of beneficial conversion feature on notes payable                                  199,600                     199,600

Vesting of employee options                                                                       5,976                       5,976

Net loss                                                                                                   (1,949,242)   (1,949,242)
                                                                ------------  ------------  ------------  ------------  ------------
Balances, June 30, 2006                                          71,452,553   $    71,453   $ 7,500,641   $(9,999,240)  $(2,427,146)
                                                                ============  ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements



                            Nighthawk Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                            Six months ended June 30,
                                                                                         2006          2005
                                                                                     ------------  ------------
Cash flows from operating activities:
      Net loss                                                                       $(1,949,242)  $(1,559,576)
                                                                                     ------------  ------------
Adjustments to reconcile net loss to net cash used in operating activities:
   Bad debt expense                                                                          309         1,648
   Depreciation and amortization                                                           4,848         3,163
   Vesting of employee options                                                             5,976             -
   Loan discounts and warrants                                                           133,789       198,013
   Beneficial conversion feature                                                         199,600             -
   Common stock issued for consulting services                                           177,000        23,025
   Common stock issued for interest                                                       88,109             -
   Shares issued as incentives on notes payable                                          224,624       133,908
   Note payable issued for consulting                                                     49,700             -
   Amortization of prepaid consulting expense                                                  -       212,124
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                            (73,414)       17,186
    Increase in inventories                                                              (57,965)      (62,199)
    Decrease in prepaids                                                                  18,744        26,810
    Decrease in other assets and liabilities                                                   -        (1,020)
    Decrease in accounts payable                                                         (35,820)      (82,553)
    Increase in accrued expenses                                                          22,173       149,434
                                                                                     ------------  ------------
Total adjustments                                                                        757,673       619,539
                                                                                     ------------  ------------
Net cash used in operating activities of continuing operations                        (1,191,569)     (940,037)
                                                                                     ------------  ------------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                                        (11,338)       (1,973)
                                                                                     ------------  ------------
Net cash used in investing activities                                                    (11,338)       (1,973)
                                                                                     ------------  ------------

Cash flows from financing activities:
   Proceeds from notes payable, related parties                                                -           567
   Payments on notes payable, related parties                                               (923)       (1,233)
   Proceeds from notes payable, other                                                  1,135,000     1,113,500
   Payments on notes payable, other                                                       (3,662)     (573,818)
   Net proceeds from the sale of common stock, and the exercise of puts and warrants           -       361,803
                                                                                     ------------  ------------
Net cash provided by financing activities                                              1,130,415       900,819
                                                                                     ------------  ------------
Net (decrease) increase in cash                                                          (72,492)      (41,191)
Cash, beginning balance.                                                                  91,205        61,118
                                                                                     ------------  ------------
Cash, ending balance                                                                 $    18,713        19,927
                                                                                     ============  ============


Condensed Consolidated Statements of Cash Flows
(continued)
Supplemental disclosures of cash flow information:
                                                                               2006         2005
                                                                            ----------   ----------
Cash paid for interest                                                      $  16,528    $   49,722
                                                                            ==========   ==========
Supplemental disclosure of non-cash investing and financing activities:

Common shares issued as payments on notes payable, including commissions    $1,312,280
                                                                            ==========

Common shares issued as incentives for notes payable                        $  277,650   $  168,500
                                                                            ==========   ==========
Common shares issued for prepaid consulting agreements                                   $  207,500
                                                                                         ==========
Conversion of accrued expenses to common stock                              $   35,000   $   56,620
                                                                            ==========   ==========
Conversion of notes payable and accrued interest to common stock
   Notes payable                                                                         $  155,590
   Accrued interest                                                                           6,960
                                                                                         ----------
Total amount converted                                                                   $  162,550
                                                                                         ==========
Preferred stock dividends issued in common stock                                         $      440
                                                                                         ==========


                             NIGHTHAWK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)

1.  ORGANIZATION,  GOING  CONCERN,  RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

ORGANIZATION

Nighthawk Systems, Inc. ("the Company") designs and manufactures intelligent wireless power control products that enable simultaneous activation or de-activation of multiple assets or systems on demand. Nighthawk's installed customer base includes major electric utilities, internet service providers and fire departments in over 40 states. Nighthawk's products also enable custom message display, making them ideal for use in traffic control and emergency notification situations.

Nighthawk products enable customers to wirelessly extend their reach, allowing them to turn on, off or reboot remotely located equipment at any time, from anywhere. Expensive truck rolls and third-party service contracts are no longer required with Nighthawk products in place. The Company's proprietary, wireless products are ready to use upon purchase, so they are easily installed by anyone, regardless of technical ability, and are also easily integrated into third-party products, systems and processes. They allow for intelligent control by interpreting instructions sent via wireless media, and executing the instructions by 'switching' the electrical current that powers the device, system or process. Nighthawk's intelligent products can be activated individually, in pre-defined groups, or en masse, and for specified time periods with a simple click of a mouse or by dialing a telephone number.

GOING  CONCERN,  RESULTS  OF  OPERATIONS  AND  MANAGEMENT'S  PLANS

The Company incurred a net loss of approximately $1.9 million during the six month period ended June 30, 2006 and had a stockholders' deficit of approximately $2.4 million as of June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although no assurance can be given that such plans will be successfully implemented, management's plans to address these concerns include:

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

For more information on transactions with Dutchess during the six-month period ending June 30, 2006, please see Note 4 - Notes payable.

Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts, and to cover cash flow deficiencies.

During 2005, the Company hired its first full-time personnel that were dedicated only to developing sales channels and sales opportunities Throughout 2005, the sales staff was responsible for generating new business opportunities for the Company's core products, the NH100 rebooting device and the CEO700 whole house disconnect device. It also launched a new website during 2005 which allows potential customers to send contact information and product inquiries directly to the Company via the Internet.

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

2.  BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Nighthawk Systems, Inc. and its subsidiary Peregrine
Control Technologies, Inc. (collectively referred to herein as "the Company"), have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for 2005 filed with the Securities and Exchange Commission (the "SEC").

3.  SIGNIFICANT  ACCOUNTING  POLICIES

REVENUE  RECOGNITION

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. The Company had no bill and hold sales at June 30, 2006. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued expenses on the balance sheet at June 30, 2006, is approximately $14,323.

PROVISION  FOR  DOUBTFUL  ACCOUNTS

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. At June 30, 2006, the Company had approximately $156,311 in accounts receivable, net of the allowance for doubtful accounts. Approximately $79,004 of this balance was from two customers, $57,763 of which was collected subsequent to June 30, 2006.


During the three months ended June 30, 2006, two customers accounted for approximately 24% and 12% of total revenue, respectively. During the three months ended June, 2005, one customer accounted for approximately 46% of total revenue.

During the three months ended June 30, 2006, three suppliers accounted for approximately 76% of the Company's purchases of pre-manufactured component materials.

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

INTANGIBLE  ASSETS

Intangible assets include patent costs and are stated at cost. If the patents are granted, the Company will then begin to amortize the patents over the shorter of the lives of the patents or the estimated useful lives using the straight-line method. The Company reviews these and any other long-lived assets for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management does not believe that any impairment of intangible or other long-lived assets exists at June 30, 2006.

RESEARCH  AND  DEVELOPMENT  COSTS

Research and development costs include materials and equipment costs associated with the formulation, design, construction and testing of new product prototypes. These costs also include contract labor and salaries, wages and other related costs of personnel engaged in the research and development activities. During the three month period ending June 30, 2006, the Company incurred approximately $60,000 in research and development costs related to the development of a two-way wireless product for the utility industry. These costs are included in selling, general and administrative expenses in the accompanying financial statements.

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

NET  LOSS  PER  SHARE

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying financial statements, the effect of the inclusion of dilutive hares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

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

4.  NOTES  PAYABLE


At June 30, 2006, notes payable consist of the following:

Related parties:
Note payable, officer; unsecured; interest at prime rate plus 5.5% (12.24% at June 30, 2006); due on demand              $    9,554
Note payable, officer; unsecured; interest at 23.99%, revolving                                                               3,917
                                                                                                                         ----------
                                                                                                                         $   13,471
                                                                                                                         ==========

Other:
Convertible note payable to stockholder, 8% interest rate, in default as of the date of this report (1)                  $  160,000
Notes payable to stockholder, 8% interest rate, in default as of the date of this report (1)                                165,000
Unsecured note with a financial institution, 17.24% interest rate, revolving                                                 15,439
                                                                                                                         -----------
                                                                                                                         $  340,439
                                                                                                                        ===========

Long Term:
Convertible debenture, 5% interest rate, due December, 2010                                                              $  500,000
Convertible debenture, 10% interest rate, due December, 2009                                                              1,360,263
Convertible debenture, 10% interest rate, due March, 2011                                                                   179,720
Convertible debenture, 10% interest rate, due April, 2011                                                                   165,000
Convertible debenture, 10% interest rate, due May, 2011                                                                     130,000
Convertible debenture, 10% interest rate, due June, 2011                                                                    205,000
                                                                                                                         ----------
                                                                                                                         $2,539,983
                                                                                                                         ==========

1)     Based on recurring discussions with the shareholder, who is a former board member, the Company does not expect to receive a notice of default and to have the notes called  by  the  holder. However, no assurance may be give that this will be the case.

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

On March 16, 2006, Dutchess loaned the Company $185,000 in exchange for a convertible debenture that is due March 16, 2011. Dutchess was issued 444,000 incentive shares of unregistered common stock valued by the Company at $44,400 for the debenture, which is secured by put notices. During the six-month period ended June 30, 2006, Dutchess exercised on put notice valued at $5,280 to pay down the debenture, and was issued 69,480 shares as a result. The debenture contains a clause calling for an early redemption penalty of 20%.

On April 19, 2006, Dutchess loaned the Company $165,000 in exchange for a convertible debenture that is due April 19, 2011. Dutchess was issued 366,666 incentive shares of unregistered common stock valued by the Company at $33,000 for the debenture, which is secured by put notices. The Company recorded $2,751 in interest expense during the six month period ending June 30, 2006 related to the beneficial conversion feature of the debenture. The debenture contains a clause calling for an early redemption penalty of 20%.

On May 17, 2006, Dutchess loaned the Company $130,000 in exchange for a convertible debenture that is due May 17, 2011. Dutchess was issued 690,000 incentive shares of unregistered common stock valued by the Company at $48,300 for the debenture, which is secured by put notices. The Company recorded $1,444 in interest expense during the six month period ending June 30, 2006 related to the beneficial conversion feature of the debenture. The debenture contains a clause calling for an early redemption penalty of 20%.

On June 15, 2006, Dutchess loaned the Company $205,000 in exchange for a convertible debenture that is due June 15, 2011. Dutchess was issued 1,010,000 incentive shares of unregistered common stock valued by the Company at $47,470 for the debenture, which is secured by put notices. The Company recorded $1,139 in interest expense during the six month period ending June 30, 2006 related to the beneficial conversion feature of the debenture. The debenture contains a clause calling for an early redemption penalty of 20%.

In addition to the activity discussed about, during the six month period ending June 30, 2006, Dutchess exercised puts valued at $737,832 to pay off four notes and one debenture, plus all related interest, that had been outstanding at December 31, 2005, and exercised puts valued at $59,573 to pay down a debenture that had been outstanding at December 31, 2005. Dutchess was issued 14,661,608 shares as a result of these transactions. The Company recorded $121,039 in interest expense on these notes and debentures during the period, as well as $83,908 in interest expense related to the beneficial conversion feature of the debenture.

In total, the Company recognized a total of $46,331 in interest expense related to the beneficial conversion feature of debentures outstanding during the period. The Company also paid $30,405 in cash, issued 760,121 shares of stock valued at $30,405 and accrued an additional $6,325 in commissions due to a third party as a result of puts exercised by Dutchess during the period.

Subsequent to June 30, 2006, Dutchess has exercised four puts valued at $98,975 in order to pay down the debentures issued in December 2005 and March 2006. The Company issued Dutchess 2,392,500 shares of common stock as a result.

On July 6, 2006, Dutchess loaned the Company $135,000 in exchange for a convertible debenture that is due July 6, 2011. Dutchess was issued 575,000 incentive shares of unregistered common stock valued by the Company at $28,750 for the debenture, which is secured by put notices. The debenture contains a clause calling for an early redemption penalty of 20%.

5.  STOCKHOLDERS'  DEFICIT

COMMON  STOCK

During the six month period ending June 30, 2006, the Company issued 4,925,000 unregistered shares of common stock to consultants for services to be performed. The Company recognized $177,000 in expense related to these contracts during the period, and has recorded an additional $60,000 in prepaids related to one of the contracts as of June 30, 2006. The Company also issued 850,000 unregistered shares of common stock to a consultant for $35,000 in services rendered in 2004 and 2005.

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

COMPARISON  OF  THE  THREE  MONTHS  ENDED  JUNE 30,  2006  AND  JUNE 30, 2005

The components of revenue and their associated percentages of total revenues, for the three months ended June 30, 2006 and 2005 are as follows:

                                           Three months ended June 30,
                                         2006                     2005             $   Change   % Change
                                 -------------------      -------------------      ----------   --------
Revenues:
Rebooting products               $   34,646      14%      $   21,002      21%      $   13,644       65%
Logic boards                         18,610      7%           14,144      15%      $    4,466       32%
Utility products                    163,827      65%          47,590      48%      $  116,237      244%
Emergency notification products      20,351      8%                -       0%      $   20,351       n/a
Hydro 1                                   -                        -       0%      $        -       n/a
Airtime sales                         9,082      4%           13,556      14%      $   (4,474)     -33%
Other product                         3,652      1%            1,282       1%      $    2,370      185%
Freight                               1,971      1%              798       1%      $    1,173      147%
                                 -----------               ----------              -----------
Total revenues                   $  252,139      100%      $  98,372     100%      $  153,767      156%
                                 ===========               ==========              ===========


Revenues for the three-month period ended June 30, 2006 were $252,139 as compared to $98,372 for the corresponding period of the prior year, an increase of 156% between periods. Sales of each of Company's core products increased between the periods presented, and the Company also produced revenues from the sale of emergency notification products during the 2006 period. The products, sold mainly to firehouses for in-station alerting, were not yet being sold during the prior year period. During 2005, the Company hired its first fulltime sales staff, and began proactively marketing its products for the first time. In 2006, the Company added an in-house sales coordinator. These additions have produced more frequent contact with both new and existing customers, which has resulted in an increased level of product sales. Airtime revenues decreased approximately $4,500 between periods. Recurring monthly airtime revenues from the Company's largest customer declined in July 2005 when that customer lost its own remote monitoring contract with a customer, and airtime access to more than 2,400 rebooting units was canceled.

Cost of goods sold includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of goods sold increased by $80,381 or 94% to $165,480 for the three months ended June 30, 2006 from $85,099 for the corresponding period of the prior year but decreased as a percentage of revenues between the periods from 94% in 2005 to 66% in 2006. As a result, the Company's gross margin increased between the periods from 13% to 34%. This improvement in gross margins is attributable to the increase in products produced during the 2006 period as compared to the 2005 period, which led to volume discounts for parts and in-house production efficiencies. The increase in revenues assisted in covering fixed overhead charges at the Company's assembly facility in Denver, Colorado.

Selling, general and administrative expenses for the three months ended June 30, 2006 decreased by $33,885 or 6% to $554,155 from $558,040 for the three-month period ended June 30, 2005. The Company incurred one-time expenses of approximately $60,000 during the second quarter of 2005 for the settlement of lawsuit and legal fees associated with that suit. No such fees were incurred during the second quarter of 2006, but the Company did spend approximately $60,000 during the second quarter of 2006 on the development of a new product for the utility market that has two-way wireless capability. These development costs offset the decrease in legal expenses between quarters. The Company expects to begin marketing the new product during the quarter ending September 30, 2006. The Company also spent less on public relations efforts during the second quarter of 2006 than it did during the second quarter of 2005.

Interest expense decreased $192,462 or 54% between the three-month periods presented. During 2005, the Company borrowed funds on a monthly basis from Dutchess under short-term notes. The value of any associated loan discounts or incentive shares was expensed over the term of the notes. In addition, if the notes were not paid off prior to maturity, the Company incurred penalties when the matured notes were rolled into new note balances. During the second quarter of 2005, the Company recognized approximately $132,000 in non-cash expenses related to the amortization of these loan discounts, approximately $84,000 in non-cash expenses related to incentive shares and approximately $86,000 in penalties on late payments of Dutchess notes. While the Company has continued to borrow funds from Dutchess on a monthly basis, all amounts outstanding throughout the second quarter of 2006 are under debentures that mature four to five years from their date of issuance. Any associated expenses for loan discounts and incentive shares on these notes are amortized over the life of the note, resulting in smaller amounts of interest expense recorded by the Company on a monthly basis.

The net loss to common shareholders for the three-month period ended June 30,2006 was $633,561 compared to $933,517 for the three-month period ended June 30, 2005, an improvement of 31%. The decrease in net loss was due primarily to increased sales and production of the Company's products that produced additional gross margin dollars, combined with a reduction in expenses for public relations campaign and reduction in interest expense related to Dutchess notes and debentures. The net loss per common share for the quarter ended June 30, 2006 was ($0.01) as compared to (0.03) for the previous year's quarter. The improvement was the result of the lower net loss, and the increase in the weighted average number of shares outstanding from period to period, primarily due to the issuance of shares to Dutchess which were utilized to reduce the amount outstanding under notes and debentures held by Dutchess.

COMPARISON  OF  THE  SIX  MONTHS  ENDED  JUNE 30,  2006  AND  JUNE 30, 2005

The components of revenue and their associated percentages of total revenues, for the six months ended June 30, 2006 and 2005 are as follows:

                                           Six  months ended June 30,
                                         2006                     2005             $   Change   % Change
                                 -------------------      -------------------      ----------   --------
Revenues:
Rebooting products               $  81,716      21%       $   42,606      16%      $  39,110        92%
Logic boards                        36,075      9%            39,997      15%      $  (3,922)      -10%
Utility products                   211,825      54%           78,815      29%      $ 133,010       169%
Emergency notification products     38,166      10%                -       0%      $  38,166       n/a
Hydro 1                                  -                    76,750      28%        (76,750)      n/a
Airtime sales                       17,127      4%            27,789      10%      $ (10,662)      -38%
Other product                        5,044      1%             1,637       1%      $   3,407       208%
Freight                              3,573      1%             2,000       1%      $   1,573        79%
                                 ----------               -----------              ----------
Total revenues                   $ 393,526      100%      $  269,594     100%      $ 123,932        46%
                                 ==========               ===========              ==========

Revenues for the six-month period ended June 30, 2006 were $396,526 as compared to $269,594 for the corresponding period of the prior year, an increase of 46% between periods. Sales of two of the Company's core products (Rebooting and Utility) increased between the periods presented, and the Company also produced revenues from the sale of emergency notification products during the 2006 period. During 2005, the Company began selling its PT1000 logic boards to wireless integrators for use in firehouse alerting. During the latter half of 2005, the Company produced a new product, the FAS8 Firehouse Alerting System, based on the specific needs of fire departments. As such, in many instances the Company sold the FAS8 solution to fire departments during 2006 instead of the PT1000 logic board that it had sold them in prior years. The Company continues to sell the PT1000, it's most versatile product, for use in a wide variety of applications. During 2005, the Company hired its first fulltime sales staff, and began proactively marketing its products for the first time. In 2006, the Company added an in-house sales coordinator. These additions have produced more frequent contact with both new and existing customers, which has resulted in an increased level of product sales. During the six months ended June 30, 2005, one customer, who purchased the Company's Hydro 1 product, represented approximately 28% of the Company's total revenue. This sale was made as part of a stated-funded project in New Mexico, and the Company has not marketed or sold Hydro 1's since that time. The Company does not consider the Hydro 1 to be part of its portfolio of products that it markets and sells on an ongoing basis. Airtime revenues decreased 38%, or $10,662 between the two periods presented. Recurring monthly airtime revenues from the Company's largest customer declined in July 2005 when that customer lost its own remote monitoring contract with a customer, and airtime access to more than 2,400 rebooting units was canceled.

Cost of goods sold includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of goods sold increased by $74,669 or 94% to $264,292 for the six months ended June 30, 2006 from $189,623 for the corresponding period of the prior year but decreased as a percentage of revenues between the periods from 70% in 2005 to 67% in 2006. As a result, the Company's gross margin increased between the periods from 30% to 33%. This improvement in gross margins is attributable to the increase in products produced during the 2006 period as compared to the 2005 period, which led to volume discounts for parts and in-house production efficiencies. The increase in revenues assisted in covering fixed overhead charges at the Company's assembly facility in Denver, Colorado. In addition, the gross margin for the six month period ended June 30, 2005 was high relative to the number of products produced during the period because of the one-time sale of the higher margin Hydro 1 units produced during that period.

Selling, general and administrative expenses for the six months ended June 30, 2006 increased by $161,675 or 14% to $1,311,375 from $1,149,700 for the three-month period ended March 31, 2005. This increase was due to the recognition of approximately $180,000 in noncash expenses from unregistered stock issuances to public relations firms.

Interest expense increased $277,254 or 57% between the six-month periods presented. The increase was due to interest expense related to the Dutchess notes and debentures, several which were paid off during the first quarter of 2006 prior to their maturity date. When this occurs, the Company expenses any unamortized discount associated with the debt being paid off, as well as any unamortized beneficial conversion expense, any unamortized expense associated with incentive shares issued with the debt, any early redemption penalties. During the first quarter of 2006, the Company recognized interest expense of approximately $153,000 related to the beneficial conversion feature of debentures, as well as approximately $192,000 in interest expense related for the value of incentive shares issued to Dutchess in exchange for money loaned to the Company. The Company also recognized approximately $77,000 in interest expense during the period in early redemption penalties on debentures that were paid off during the period. During the second quarter of 2006, interest expense actually declined, as most short term notes from Dutchess had either been paid off or had been rolled into long term debentures. These longer term arrangements allow the Company to expense loan discounts and incentive shares over longer periods of time, resulting in lower monthly interest accruals than shorter term notes.

The net loss to common shareholders for the six-month period ended June 30,2006 was $1,949,242 compared to $1,560,016 for the six-month period ended June 30, 2005, an increase of 25%. Increased sales and gross profit was more than offset by increases in expenses associated with public relations firms and the amount of interest expense recorded during the first quarter of 2006 associated with the early payoff of notes held by Dutchess. The net loss per common share for the quarter ended June 30, 2006 was ($0.03) as compared to (0.04) for the previous year's quarter. The improvement was the result of the increase in the weighted average number of shares outstanding from period to period, primarily due to the issuance of shares to Dutchess during the first quarter of 2006 which were utilized to reduce the amounts outstanding under notes and debentures held by Dutchess.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial statements for the six months ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $1.9 million during the six-month period ended June 30, 2006 and had a stockholders' deficit of approximately $2.4 million as of June 30, 2006.

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

During the six month period ended June 30, 2006, net cash used in operating activities was approximately $1.2 million. Net proceeds from the issuance of a note and debentures to Dutchess during the period totaled $1,135,000. Major cash outlays during the period were approximately $350,000 for payroll/employee benefits, $302,000 for public relations efforts, $221,000 for inventory, $144,000 for consulting expense, $72,000 for sales and marketing efforts, and $60,000 for product development.

The Company issued 14,466,308 shares to Dutchess during the six-month period ended June 30, 2006 which was used to pay down $1,332,826 in debt during the period. Each note or debenture issued by the Company to Dutchess is secured by put notices, which allow Dutchess to exercise puts in order to pay down on the notes and debentures if they want to.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures:

The Company's management, including the Company's principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the three-month period ended June 30, 2006, the period covered by the Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal executive officer and principal financial and accounting officer have concluded that the disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS

(a)  Exhibits

31.1 Certification of H. Douglas Saathoff, Chief Executive Officer and Principal Accounting and Financial Officer, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on  Form  8-K.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NIGHTHAWK SYSTEMS, INC.
                                  (Registrant)


Date:  August 14,  2006        By:  /s/  H.  Douglas  Saathoff
                                   ---------------------------
                                       H.  Douglas  Saathoff,
                                       Chief  Executive Officer, Principal
                                       Accounting and Financial Officer