Form 10QSB
period 2006-09-30
NIGHTHAWK SYSTEMS INC
filed 2006-11-14
CIK 1084475

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2006

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

As of November 14, 2006 there were 77,066,699 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.
Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

INDEX

Part  I     FINANCIAL  INFORMATION

Item  1    Financial  Statements  (unaudited)
           Condensed consolidated balance sheet as of September 30, 2006       2
           Condensed consolidated statements of operations for the
           three and nine month periods ended September 30, 2006 and 2005 3 Condensed consolidated statement of stockholders'
           deficit for the nine months ended September 30, 2006                4
           Condensed consolidated  statements of cash flows for
           the nine months ended September 30, 2006 and 2005                   5
           Notes to condensed consolidated financial statements                7

Item 2     Management's Discussion and Analysis or Plan of Operation          11
Item 3     Controls and Procedures                                            15

Part  II     OTHER  INFORMATION

Item 1     Legal Proceedings                                                  16
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds        16
Item 3     Defaults Upon Senior Securities                                    16
Item 4     Submissions of Matters to a Vote of Security Holders               16
Item 5     Other Information                                                  16
Item 6     Exhibits and Reports on Form 8-K                                   16
           Signatures and Certifications                                      17

                            NIGHTHAWK SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 2006
        ASSETS
Current assets:
     Cash                                                                            $   121,790
     Accounts receivable, net of allowance for doubtful accounts of $1,654               152,057
     Inventories                                                                         104,625
     Prepaids                                                                            793,130
                                                                                     ------------
               Total current assets                                                    1,171,602
                                                                                     ------------

Furniture, fixtures and equipment, net                                                    19,299
Intangible and other assets                                                               24,200
                                                                                     ------------
                                                                                     $ 1,215,101
                                                                                     ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                 $   221,249
    Accrued expenses                                                                     384,441
    Line of credit                                                                        19,792
    Notes payable:
        Related parties                                                                   12,716
        Other                                                                            338,601
                                                                                     ------------
               Total current liabilities                                                 976,799
                                                                                     ------------

Long-term liabilities:
   Convertible debt                                                                    2,849,320
                                                                                     ------------
Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued
    and outstanding; liquidation preference                                          $         -
    Common stock; $0.001 par value; 200,000,000 shares authorized;
    74,480,015 issued and outstanding                                                     74,480
    Additional paid- in capital                                                        7,919,493
    Accumulated deficit                                                              (10,604,991)
                                                                                     ------------
               Total stockholders' deficit                                            (2,611,018)
                                                                                     ------------
                                                                                     $ 1,215,101
                                                                                     ============

The accompanying notes are an integral part of these financial statements

                            Nighthawk Systems, Inc.
                Condensed Consolidated Statements of Operations
                                                              Three months ended September 30,  Nine months ended September  30,
                                                                         2006       2005           2006          2005
                                                                    -----------------------  ---------------------------
Revenue                                                             $  231,710   $ 120,973     $  625,236   $   390,567
Cost of goods sold                                                     136,690      91,579        400,983       281,203
                                                                    -----------------------  ---------------------------
     Gross profit                                                       95,020      29,394        224,253       109,364


Selling, general and administrative expenses                           555,375    476,496       1,866,749     1,626,195
                                                                    -----------------------  --------------------------
     Loss from operations                                             (460,355)   (447,102)    (1,642,496)   (1,516,831)

 Interest expense:
     Related parties                                                       346         627          1,677         1,466
     Other                                                             145,050     130,224        910,820       619,232
                                                                    -----------------------  ---------------------------
         Total interest expense                                        145,396     130,851        912,497       620,698
                                                                    -----------------------  ---------------------------
Net loss                                                              (605,751)   (577,953)    (2,554,993)   (2,137,529)
Less: preferred stock dividends                                                       (224)                        (664)
                                                                    -----------------------  ---------------------------
Net loss to common stockholders                                     $ (605,751)  $(578,177)   $(2,554,993)  $(2,138,193)
                                                                    =======================  ===========================
Net loss per basic and diluted common share                         $    (0.01)  $   (0.01)   $     (0.04)  $     (0.06)
                                                                    =======================  ===========================
Net loss to common stockholders per basic and diluted common share  $    (0.01)  $   (0.01)   $     (0.04)  $     (0.06)
                                                                    =======================  ===========================
Weighted average common shares outstanding - basic and diluted      74,712,976  40,626,529     67,270,080    37,228,455

The accompanying notes are an integral part of these financial statements.

                                                       Nighthawk Systems, Inc.
                                       Condensed Consolidated Statement of Stockholders' Deficit
                                                  Nine months ended September 30, 2006
                                                                        Common stock        Additional
                                                                --------------------------    paid-in     Accumulated
                                                                   Shares        Amount       capital       deficit         Total
                                                                ------------  ------------  ------------  ------------  ------------
Balances, December 31, 2005                                      46,477,158   $    46,477   $ 5,464,436   $(8,049,998)  $(2,539,085)

Common stock issued for Dutchess puts, including commissions     20,130,857        20,131     1,447,955                   1,468,086

Common stock issued as incentive for notes payable                5,353,666         5,354       332,626                     337,980

Common stock issued for consulting services                       4,925,000         4,925       232,075                     237,000

Common stock converted to warrants                               (3,256,666)       (3,257)        3,257

Warrant to purchase common stock issued(notes payable)                                           48,000                      48,000

Conversion of accrued liabilities to common stock                   850,000           850        34,150                      35,000

Amortization of beneficial conversion feature on notes payable                                  254,280                     254,280

Vesting of options                                                                              102,714                     102,714

Net loss                                                                                                   (2,554,993)   (2,554,993)
                                                                ------------  ------------  ------------  ------------  ------------
Balances, September 30, 2006                                     74,480,015   $    74,480   $ 7,919,493  $(10,604,991)  $(2,611,018)
                                                                ============  ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements

                            Nighthawk Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                                                                  Nine months ended September 30,
                                                                                         2006          2005
                                                                                     ------------  ------------
Cash flows from operating activities:
      Net loss                                                                       $(2,554,993)  $(2,137,529)
                                                                                     ------------  ------------
Adjustments to reconcile net loss to net cash used in operating activities:
   Bad debt expense                                                                        1,987         1,648
   Depreciation and amortization                                                           7,413         4,740
   Vesting of options                                                                    102,714             -
   Loan discounts and warrants                                                           133,789       267,929
   Beneficial conversion feature                                                         254,281             -
   Common stock issued for consulting services                                           177,000       238,031
   Common stock issued for interest                                                       88,109             -
   Shares and warrants issued as incentives on notes payable                             233,267       180,007
   Note payable issued for consulting                                                     74,550             -
   Note payable issued for interest                                                            -       131,954
   Amortization of prepaid consulting expense                                                  -       186,310
Changes in assets and liabilities:
   (Increase) in accounts receivable                                                     (70,839)      (18,052)
   (Increase) in inventories                                                             (24,747)      (51,676)
   (Increase) decrease in prepaids                                                       ( 9,434)       34,482
    Decrease in other assets and liabilities                                             ( 4,652)       (1,020)
    Decrease in accounts payable                                                         (64,000)     (121,805)
    Increase in accrued expenses                                                          91,601       116,058
                                                                                     ------------  ------------
Total adjustments                                                                        991,039       968,606
                                                                                     ------------  ------------
Net cash used in operating activities                                                 (1,563,954)   (1,168,923)
                                                                                     ------------  ------------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                                        (13,283)       (4,348)
                                                                                     ------------  ------------
Net cash used in investing activities                                                    (13,283)       (4,348)
                                                                                     ------------  ------------

Cash flows from financing activities:
   Proceeds from notes payable, related parties                                                -         1,070
   Payments on notes payable, related parties                                             (1,678)       (1,658)
   Proceeds from notes payable, other                                                  1,615,000     1,026,133
   Payments on notes payable, other                                                       (5,500)      (20,075)
   Net proceeds from the sale of common stock, and the exercise of puts and warrants           -       112,093
                                                                                     ------------  ------------
Net cash provided by financing activities                                              1,607,822     1,117,563
                                                                                     ------------  ------------
Net increase (decrease) in cash                                                           30,585       (55,708)
Cash, beginning balance.                                                                  91,205        61,118
                                                                                     ------------  ------------
Cash, ending balance                                                                 $   121,790   $     5,410
                                                                                     ============  ============

                   Condensed Consolidated Statements of Cash Flows
                                      (continued)
Supplemental disclosures of cash flow information:
                                                                               2006         2005
                                                                            ----------   ----------
Cash paid for interest                                                      $   24,409   $  195,244
                                                                            ==========   ==========
Supplemental disclosure of non-cash investing and financing activities:

Common shares issued as payments on notes payable, including commissions    $1,482,943   $  169,796
                                                                            ==========   ==========

Common shares issued as incentives for notes payable                        $  385,980   $  248,300
                                                                            ==========   ==========
Common shares issued for prepaid consulting agreements                                   $  207,500
                                                                                         ==========
Conversion of accrued expenses to common stock                              $   35,000   $   83,226
                                                                            ==========   ==========
Conversion of notes payable and accrued interest to common stock
   Notes payable                                                                         $  240,623
   Accrued interest                                                                          14,362
                                                                                         ----------
Total amount converted                                                                   $  254,987
                                                                                         ==========
Preferred stock dividends issued in common stock                                         $      664
                                                                                         ==========

                                       -6-

                             NIGHTHAWK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (unaudited)

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

GOING  CONCERN,  RESULTS  OF  OPERATIONS  AND  MANAGEMENT'S  PLANS

The Company incurred a net loss of approximately $2.5 million during the nine month period ended September 30, 2006 and had a stockholders' deficit of approximately $2.6 million as of September 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although no assurance can be given that such plans will be successfully implemented, management's plans to address these concerns include:

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

For more information on transactions with Dutchess during the nine-month period ending September 30, 2006, please see Note 4 - Notes payable.
Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts, and to cover cash flow deficiencies.

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

3.  SIGNIFICANT  ACCOUNTING  POLICIES

REVENUE  RECOGNITION

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. As of September 30, 2006, the Company billed $16,415 for equipment that was being held pending shipping instructions from a customer. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued expenses on the balance sheet at September 30, 2006, is approximately $15,869.

PROVISION  FOR  DOUBTFUL  ACCOUNTS

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. At September 30, 2006, the Company had approximately $152,057 in accounts receivable, net of the allowance for doubtful accounts. Approximately $132,669 of this balance was from four customers, $120,602 of which was collected as of November 14, 2006.

During the three month period ended September 30, 2006, two customers accounted for approximately 14% and 32% of total revenue, respectively. During the nine month period ended September 30, 2006, one customer accounted for approximately 12% of total revenue. During the three months ended September 30, 2005, two customers accounted for approximately 12% and 20% of total revenue, respectively. During the nine month period ended September 30, 2005, two customers accounted for approximately 14% and 20% of total revenue, respectively.

During the three month period ended September 30, 2006 two suppliers accounted for approximately 56% of the Company's purchases of pre-manufactured component materials, during the nine month period ended September 30, 2006, three suppliers accounted for approximately 74% of the Company's purchases of pre-manufactured component materials.

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

INTANGIBLE  ASSETS

Intangible assets include patent costs and are stated at cost. If the patents are granted, the Company will then begin to amortize the patents over the shorter of the lives of the patents or the estimated useful lives using the straight-line method. The Company reviews these and any other long-lived assets for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management does not believe that any impairment of intangible or other long-lived assets exists at September 30, 2006.

RESEARCH  AND  DEVELOPMENT  COSTS

Research and development costs include materials and equipment costs associated with the formulation, design, construction and testing of new product prototypes. These costs also include contract labor and salaries, wages and other related costs of personnel engaged in the research and development activities. During the three month and nine month periods ended September 30, 2006, the Company incurred approximately $32,500 and $92,500, respectively, in research and development costs related to the development of a two-way wireless product for the utility industry. These costs are included in selling, general and administrative expenses in the accompanying financial statements.

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

RECLASSIFICATIONS

Certain amounts reported in the condensed consolidated financial statements for the three and nine month periods ended September 30, 2005 have been reclassified to conform to the September 30, 2006 presentation.


4.  NOTES  PAYABLE

At September 30, 2006, notes payable consist of the following:

Related parties:
Note payable, officer; unsecured; interest at prime rate plus 5.5% (13.74% at September 30, 2006); due on demand         $    9,247
Note payable, officer; unsecured; interest at 23.99%, revolving                                                               3,469
                                                                                                                         ----------
                                                                                                                         $   12,716
                                                                                                                         ==========

Other:
Convertible note payable to stockholder, 8% interest rate, in default as of the date of this report (1)                  $  160,000
Notes payable to stockholder, 8% interest rate, in default as of the date of this report (1)                                165,000
Unsecured note with a financial institution, 18.24% interest rate, revolving                                                 13,601
                                                                                                                         -----------
                                                                                                                         $  338,601
                                                                                                                        ===========

Long Term:
Convertible debenture,  5% interest rate, due December, 2010                                                             $  500,000
Convertible debenture, 10% interest rate, due December, 2009                                                              1,303,924
Convertible debenture, 10% interest rate, due March, 2011                                                                   137,084
Convertible debenture, 10% interest rate, due April, 2011                                                                   165,000
Convertible debenture, 10% interest rate, due May, 2011                                                                      92,071
Convertible debenture, 10% interest rate, due June, 2011                                                                    205,000
Convertible debenture, 10% interest rate, due July, 2011                                                                    135,000
Convertible debenture, 10% interest rate, due August, 2011                                                                  126,241
Convertible debenture, 10% interest rate, due September, 2011                                                               185,000
                                                                                                                         ----------
                                                                                                                         $2,849,320

                                                                                                                         ==========
1)     Based on recurring discussions with the shareholder, who is a former board member, the Company does not expect to receive a notice of default and to have the notes called  by  the  holder. However, no assurance may be give that this will be the case.

                                      -10-

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

On February 8, 2006, Dutchess loaned the Company $205,000 in exchange for a convertible debenture that was due February 8, 2011. Dutchess was issued 615,000 incentive shares of unregistered common stock valued by the Company at $55,350 for the debenture, which was secured by put notices. The debenture contained a clause calling for an early redemption penalty of 20%. During the three month period ending March 31, 2006, Dutchess exercised put notices valued at $246,000 to pay off the debenture and the redemption penalty, and was issued 2,429,107 shares of common stock as a result. The Company recorded the redemption penalty as interest expense, and also recorded $68,333 in interest expense during the period related to the beneficial conversion feature of the debenture.

On March 16, 2006, Dutchess loaned the Company $185,000 in exchange for a convertible debenture that is due March 16, 2011. Dutchess was issued 444,000 incentive shares of unregistered common stock valued by the Company at $44,400 for the debenture, which is secured by put notices. The Company recorded $7,196 in interest expense during the nine month period ending September 30, 2006 related to the beneficial conversion feature of the debenture. Additionally, during the nine month period ending September 30, 2006, Dutchess exercised put notices valued at $47,916 to pay down the debenture, and was issued 1,089,480 shares as a result. The debenture contains a clause calling for an early redemption penalty of 20%.

On April 19, 2006, Dutchess loaned the Company $165,000 in exchange for a convertible debenture that is due April 19, 2011. Dutchess was issued 366,666 incentive shares of unregistered common stock valued by the Company at $33,000 for the debenture, which is secured by put notices. The Company recorded $5,502 in interest expense during the nine month period ending September 30, 2006 related to the beneficial conversion feature of the debenture. The debenture contains a clause calling for an early redemption penalty of 20%.

On May 17, 2006, Dutchess loaned the Company $130,000 in exchange for a convertible debenture that is due May 17, 2011. Dutchess was issued 690,000 incentive shares of unregistered common stock valued by the Company at $48,300 for the debenture, which is secured by put notices. The Company recorded $3,610 in interest expense during the nine month period ending September 30, 2006 related to the beneficial conversion feature of the debenture. Additionally, during the nine month period ending September 30, 2006, Dutchess exercised put notices valued at $37,929 to pay down the debenture, and was issued 1,307,593 shares as a result. The debenture contains a clause calling for an early redemption penalty of 20%.

On June 15, 2006, Dutchess loaned the Company $205,000 in exchange for a convertible debenture that is due June 15, 2011. Dutchess was issued 1,010,000 incentive shares of unregistered common stock valued by the Company at $47,470 for the debenture, which is secured by put notices. The Company recorded $4,556 in interest expense during the nine month period ending September 30, 2006 related to the beneficial conversion feature of the debenture. The debenture contains a clause calling for an early redemption penalty of 20%.

On July 6, 2006, Dutchess loaned the Company $135,000 in exchange for a convertible debenture that is due July 6, 2011. Dutchess was issued 575,000 incentive shares of unregistered common stock valued by the Company at $28,750 for the debenture, which is secured by put notices. The Company recorded $2,250 in interest expense during the nine month period ending September 30, 2006 related to the beneficial conversion feature of the debenture. The debenture contains a clause calling for an early redemption penalty of 20%.

On August 21, 2006, Dutchess loaned the Company $160,000 in exchange for a convertible debenture that is due August 21, 2011. Dutchess was issued 1,000,000 incentive shares of unregistered common stock valued by the Company at $35,000 for the debenture, which is secured by put notices. The Company recorded $1,778 in interest expense during the nine month period ending September 30, 2006 related to the beneficial conversion feature of the debenture. Additionally, during the nine month period ending September 30, 2006, Dutchess exercised put notices valued at $33,759 to pay down the debenture, and was issued
1,009,035shares as a result. The debenture contains a clause calling for an early redemption penalty of 20%.

On September 27, 2006, Dutchess loaned the Company $185,000 in exchange for a convertible debenture that is due September 27, 2011. In addition to the debenture, which is secured by put notices, Dutchess was issued a warrant to purchase 1,200,000 shares of common stock for $0.001 per share. The Company has valued the warrant, which it considers to be equivalent to 1,200,000 shares of common stock, at $48,000. See note 5 below. The debenture contains a clause calling for an early redemption penalty of 20%.

In addition to the activity discussed about, during the nine month period ending September 30, 2006, Dutchess exercised puts valued at $737,832 to pay off four notes and one debenture, plus all related interest, that had been outstanding at December 31, 2005, and exercised puts valued at $59,573 to pay down a debenture that had been outstanding at December 31, 2005. Dutchess was issued 14,661,608 shares as a result of these transactions. The Company recorded $121,039 in interest expense on these notes and debentures during the period, as well as $83,908 in interest expense related to the beneficial conversion feature of the debenture.

During the three and nine month periods ended September 30, 2006, the Company recognized a total of $54,680 and $254,281, respectively, in interest expense related to the beneficial conversion feature of debentures outstanding during the period. During the three and nine month periods ended September 30, 2006, the Company also recognized $8,533 and $75,667, respectively, in commissions due to a third party as a result of puts exercised by Dutchess during the period.

Subsequent to September 30, 2006, Dutchess has exercised four puts valued at $65,432 in order to pay down the debentures issued in May, 2006 and August 2006. The Company issued Dutchess 1,888,000 shares of common stock as a result. On October 6, 2006, Dutchess loaned the Company $105,000 in exchange for a convertible debenture that is due October 6, 2011. In addition to the debenture, which is secured by put notices, Dutchess was issued a warrant to purchase 650,000 shares of common stock for $0.001 per share. The Company has valued the warrant, which it considers to be equivalent to 650,000 shares of common stock, at $19,250. The debenture contains a clause calling for an early redemption penalty of 20%.

On October 25, 2006, Dutchess loaned the Company $330,000 in exchange for a convertible debenture that is due October 25, 2011. In addition to the debenture, which is secured by put notices, Dutchess was issued a warrant to purchase 1,250,000 shares of common stock at $0.001 per share. The Company has valued the warrant, which it considers to be equivalent to 1,250,000 shares of common stock, at $62,500. The debenture contains a clause calling for an early redemption penalty of 20%.

5.  STOCKHOLDERS'  DEFICIT

COMMON  STOCK

During the nine month period ending September 30, 2006, the Company issued 4,925,000 unregistered shares of common stock to consultants for services to be performed. The Company recognized $177,000 in expense related to these contracts during the period, and has recorded an additional $60,000 in prepaids related to one of the contracts as of September 30, 2006. The Company also issued 850,000 unregistered shares of common stock to a consultant for $35,000 in services rendered in 2004 and 2005.

During the nine month period ended September 30, 2006, the Company issued options to purchase 200,000 shares to employees, 250,000 shares to a consultant and 4,000,000 shares to its board members. The Company recognized $96,738 and $102,714 respectively, in non-cash compensation expense for the three and nine month periods ending September 30, 2006 for the vesting of these and previously issued options.

Effective September 25, 2006, the Company approved the exchange of 3,256,666 shares of its outstanding common stock previously issued to Dutchess for warrants to purchase an equal number of shares of Company common stock for $0.001 per share. As a result of the exchange, the Company reduced the number of its shares outstanding by 3,256,666. However, because the exercise price of the warrants is minimal, and Dutchess has seven years to exercise the warrants, the Company has continued to value and account for the warrants as if they were incentive shares that were originally issued with the associated debentures. As such, the warrants issued in exchange for common stock continue to be expensed as interest expense at the same value and over the same period as the shares they were exchanged for. Any warrants issued with debentures to Dutchess subsequent to September 25, 2006 that have minimal exercise prices and long lives have also been valued at the fair value of the Company's common stock, are being accounted for by the Company as incentive shares, and expensed as interest expense over the lives of the associated debentures. All debentures associated with these warrants have been recorded at their full face values in the accompanying financial statements.

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

REVENUE  RECOGNITION

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied. Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company occasionally contracts to manufacture items, bill for those items and then hold them for later shipment to customer-specified locations. As of September 30, 2006, the Company billed $16,415 for equipment that was being held pending shipping instructions from a customer. Revenue related to airtime billing is recognized when the service is performed. Some customers pre-pay airtime on a quarterly or annual basis and the pre-paid portion is recorded as deferred revenue. Deferred revenue, included in accrued expenses on the balance sheet at September 30, 2006, is approximately $15,869.

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

COMPARISON  OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER  30, 2005

The components of revenue and their associated percentages of total revenues, for the three months ended September 30, 2006 and 2005 are as follows:

                                        Three months ended September 30,
                                         2006                     2005             $   Change   % Change
                                 -------------------      -------------------      ----------   --------
Revenues:
Rebooting products               $   57,847     25%      $    30,563     25%      $   27,284       47%
Logic boards                         94,555     41%           14,774     12%      $   79,781       84%
Utility products                     55,804     24%           51,895     43%      $    3,909        7%
Emergency notification products       5,960      2%           10,975      9%      $   (5,015)     -46%
Airtime sales                        10,628      5%            9,729      8%      $      899        8%
Other product                         5,025      2%            1,840      2%      $    3,185       63%
Freight                               1,891      1%            1,197      1%      $      694       37%
                                 -----------               ----------              -----------
Total revenues                   $  231,710      100%      $ 120,973     100%     $  110,737       92%
                                 ===========               ==========              ===========

Revenues for the three-month period ended September 30, 2006 were $231,710 as compared to $120,973 for the corresponding period of the prior year, an increase of 92% between periods. With the exception of emergency notification products, sales of Company's core products increased between the periods presented. Although the Company's revenues failed to increase for the fifth consecutive quarter, the Company actually closed on significantly more contracts during the three months ending September 30, 2006 than it had closed on in any of the previous eight quarters. Lead times on required parts that stretched beyond September 30, 2006 prevented the Company from completing, shipping and billing for all orders taken during the three month period ending September 30, 2006. A sustained sales and marketing effort, which began in 2005 and was enhanced in 2006 with the hiring of new sales and marketing personnel, has allowed the company to stay in regular contact with and grow its customer base. A large portion of the Company's revenues were generated during the current year quarter by existing customers who ordered for the second or third time. A single customer contributed approximately half of the logic board revenues during the three month period ended September 30, 2006. This electric utility customer purchased the Company's PT1000 logic board with specialized firmware, placed in a customer enclosure, in order to control capacitor banks. An almost equally large portion of revenues was generated by customers who were placing their initial orders. Sales of the Company's emergency notification products declined slightly between the periods presented. The Company is not yet providing significant sales and marketing dollars towards these products as the market for such products is still developing. The products, sold mainly to firehouses for in-station alerting, were first sold by the Company in the latter stages of 2005. Airtime revenues increased slightly between the periods presented due to the addition of new customers between the periods presented.

Cost of goods sold includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of goods sold increased by $45,111 or 49% to $136,690 for the three months ended September 30, 2006 from $91,579 for the corresponding period of the prior year but decreased as a percentage of revenues between the periods from 76% in 2005 to 59% in 2006. As a result, the Company's gross margin increased between the periods from 24% to 41%. This improvement in gross margins is attributable to the increase in products produced during the 2006 period as compared to the 2005 period, which led to volume discounts for parts and in-house production efficiencies. The increase in revenues assisted in covering fixed overhead charges at the Company's assembly facility in Denver, Colorado.

Selling, general and administrative expenses for the three months ended September 30, 2006 increased by $78,879 or 17% to $555,375 from $476,496 for the three-month period ended September 30, 2005. During the current year period presented, the Company incurred $80,000 in non-cash expenses associated with the granting of options, which immediately vested, to purchase 4.0 million shares of common stock to the Company's two board members. Shares underlying these options have not been registered by the Company with the Securities and Exchange Commission. Excluding these expenses, selling, general and administrative expenses remained relatively flat between the periods presented.

Interest expense increased $14,545 or 11% between the three-month periods presented. During 2005, the Company borrowed funds on a monthly basis from Dutchess under short-term notes. While the Company has continued to borrow funds from Dutchess on a monthly basis, and the amount of debt outstanding at September 30, 2006 has increased in comparison to the amount outstanding one year earlier, all amounts outstanding throughout the third quarter of 2006 are under debentures that mature four to five years from their date of issuance. Any associated expenses for loan discounts and incentive shares on these notes are amortized over the life of the note, resulting in smaller amounts of interest expense recorded by the Company on a monthly basis.

The net loss to common shareholders for the three-month period ended September 30,2006 was $605,751 compared to $578,177 for the three-month period ended September 30, 2005, an increase of 5%. Although the Company produced approximately $66,000 more gross margin dollars in the current year period than in the prior year period, that increase was slightly more than offset by the $80,000 non-cash expense associated with the option award to the Company's directors discussed above, as well as the slight increase in interest expense recognized between the periods presented. The net loss per common share for each of the quarters presented was ($0.01).

COMPARISON  OF  THE  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

The components of revenue and their associated percentages of total revenues, for the nine months ended September 30, 2006 and 2005 are as follows:

                                        Nine  months ended September 30,
                                         2006                     2005             $   Change   % Change
                                 -------------------      -------------------      ----------   --------
Revenues:
Rebooting products               $ 139,563      22%       $   73,168      19%      $  66,395       48%
Logic boards                       130,930      21%           54,441      14%      $  76,489       58%
Utility products                   267,329      43%          131,040      33%      $ 136,289       51%
Emergency notification products     44,126       7%           10,975       3%      $  33,151       75%
Hydro 1                                  -                    76,975      20%        (76,975)      n/a
Airtime sales                       27,755       4%           37,519       9%      $ ( 9,764)     -26%
Other product                       10,069       2%            3,137       1%      $   6,932       69%
Freight                              5,464       1%            3,312       1%      $   2,152       39%
                                 ----------               -----------              ----------
Total revenues                   $ 625,236      100%      $  390,567     100%      $ 234,669       60%
                                 ==========               ===========              ==========

Revenues for the nine-month period ended September 30, 2006 were $625,236 as compared to $390,567 for the corresponding period of the prior year, an increase of 60% between periods. Sales of all of the Company's core products increased at least 48% between the periods presented. During the nine months ended September 30, 2005, one customer, who purchased the Company's Hydro 1 product, represented approximately 20% of the Company's total revenue. This sale was made as part of a stated-funded project in New Mexico, and the Company has not marketed or sold Hydro 1's since that time. The Company does not consider the Hydro 1 to be a core product that it markets and sells on an ongoing basis.

A sustained sales and marketing effort, which began in 2005 and was enhanced in 2006 with the hiring of new sales and marketing personnel, has allowed the company to stay in regular contact with and grow its customer base. Sales to both new and existing customers contributed significantly to revenues during the first nine months of fiscal 2006. As a result, the company's dependence on a few large customers has decreased, with only one customer accounting for just slightly more than 10% of revenues generated during the nine month period ending September 30, 2006.

Airtime revenues decreased 26%, or $9,764 between the two periods presented. Recurring monthly airtime revenues from the Company's largest customer declined significantly in July 2005 when that customer lost its own remote monitoring contract with a customer, and airtime access to more than 2,400 rebooting units was canceled. However, the Company has continued to add new customers during this time period, and as a result airtime revenues generated during the three month period ending September 30, 2006 exceeded airtime revenues generated during the same fiscal quarter of 2005.

Cost of goods sold includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of goods sold increased by $119,780 or 43% to $400,983 for the nine months ended September 30, 2006 from $281,203 for the corresponding period of the prior year, but decreased as a percentage of revenues between the periods from 72% in 2005 to 64% in 2006. As a result, the Company's gross margin increased between the periods from 28% to 36%. This improvement in gross margins is attributable to the increase in products produced during the 2006 period as compared to the 2005 period, which led to volume discounts for parts and in-house production efficiencies. The increase in revenues assisted in covering fixed overhead charges at the Company's assembly facility in Denver, Colorado. In addition, the gross margin for the nine month period ended September 30, 2005 was high relative to the number of products produced during the period because of the one-time sale of the higher margin Hydro 1 units produced during that period.

Selling, general and administrative expenses for the nine months ended September 30, 2006 increased by $240,554 or 15% to $1,866,749 from $1,626,195 for the nine-month period ended September 30, 2005. This increase was due primarily to the recognition of approximately $177,000 in noncash expenses from unregistered stock issuances to public relations firms, as well as the recognition of $80,000 in non-cash expense associated with the vesting of options to purchase 4.0 million shares of stock which were granted to the Company's two board members. The Company also incurred approximately $90,000 in fees for research and development efforts on new devices capable of bi-directional communication. These expenses were offset to some degree by decreases in legal fees incurred by the Company between the periods presented.

Interest expense increased $291,799 or 47% between the nine-month periods presented. The increase was due to interest expense related to the Dutchess notes and debentures, several which were paid off during the first quarter of 2006 prior to their maturity date. When this occurs, the Company expenses any unamortized discount associated with the debt being paid off, as well as any unamortized beneficial conversion expense, any unamortized expense associated with incentive shares issued with the debt, any early redemption penalties. During the first quarter of 2006, the Company recognized interest expense of approximately $153,000 related to the beneficial conversion feature of debentures, as well as approximately $192,000 in interest expense related for the value of incentive shares issued to Dutchess in exchange for money loaned to the Company. The Company also recognized approximately $77,000 in interest expense during the period in early redemption penalties on debentures that were paid off during the period. During the second and third quarters of 2006, monthly interest expense incurred actually declined, as most short term notes from Dutchess had either been paid off or had been rolled into long term debentures. These longer term arrangements allow the Company to expense loan discounts and incentive shares over longer periods of time, resulting in lower monthly interest accruals than shorter term notes.

The net loss to common shareholders for the nine-month period ended September 30,2006 was $2,554,993 compared to $2,138,193 for the nine-month period ended September 30, 2005, an increase of 19%. Increased revenues and gross profit dollars were more than offset by increases in expenses associated with public relations firms, the non-cash expense associated with the options awarded to the Company's two board members, and the amount of interest expense recorded during the first quarter of 2006 associated with the early payoff of notes held by Dutchess. The net loss per common share for the nine month period ended
September 30, 2006 was ($0.04) as compared to (0.06) for the previous year's period presented. The improvement was the result of the increase in the weighted average number of shares outstanding from period to period, primarily due to the issuance of shares to Dutchess during the first quarter of 2006 which were utilized to reduce the amounts outstanding under notes and debentures held by Dutchess.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial statements for the nine months ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $2.6 million during the nine-month period ended September 30, 2006 and had a stockholders' deficit of approximately $2.6 million as of September 30, 2006.

The Report of Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2005 includes a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern. Although no assurance can be given that such plans will be successfully implemented, management's plans to address these concerns include:

-  Raising  working  capital  through  additional  borrowings.
-  Raising  equity  funding  through  sales  of  the  Company's  common  stock.
- Implementation of the Company's sales and marketing plans to generate additional cash flows from operations.

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

During the nine-month period ended September 30, 2006, net cash used in operating activities was approximately $1.6 million. This net cash flow deficit was covered by proceeds of $1,615,000 from the issuance of a note and debentures to Dutchess during the period. Major cash outlays during the period were approximately $506,000 for payroll/employee benefits, $344,000 for public relations efforts, $304,000 for inventory, $148,000 for consulting expense, $122,000 for sales and marketing efforts, and $90,000 for product development. The amount of net cash used in operating activities of the Company has decreased each successive quarter throughout 2006 as the Company's sales levels have increased at a faster rate than it has incurred expenses related to sales production. Net cash used from operations during the first, second and third fiscal quarters of 2006 was $605,116, $586,453 and $372,384, respectively. In an effort to further reduce expenses, subsequent to September 30, 2006, Dutchess and the Company agreed to terminate their consulting arrangement and to discontinue the advanced funding of the Company through the issuance of notes. By doing so, the Company will no longer incur $10,000 in monthly consulting fees or fees and interest previously incurred with the issuance of new notes and debentures. Beginning in January 2007, the Company is expecting to access funds from Dutchess through the periodic issuances of puts under its existing investment agreement with Dutchess.

The Company issued 19,370,736 shares to Dutchess during the nine-month period ended September 30, 2006 which was used to pay down $1,513,348 in debt during the period. Each note or debenture issued by the Company to Dutchess is secured by put notices, which allow Dutchess to exercise puts in order to pay down on the notes and debentures if they want to.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures:

The Company's management, including the Company's principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the three-month period ended September 30, 2006, the period covered by the Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal executive officer and principal financial and accounting officer have concluded that the disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO.

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

                             NIGHTHAWK SYSTEMS, INC.
                                   (Registrant)

Date:  November  14,  2006        By:  /s/  H.  Douglas  Saathoff
                                       ---------------------------
                                       H.  Douglas  Saathoff,
                                       Chief  Executive  Officer,  Principal
                                       Accounting  and  Financial  Officer