Form 10KSB
period 2006-12-31
NIGHTHAWK SYSTEMS INC
filed 2007-04-18
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by Section  13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12  months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90  days.  Yes [ ]   No [ ]

Indicate  by  check mark if disclosure of delinquent filers pursuant to Item 405 of  Regulation  S-B is not contained  herein,  and will not be contained, to the best  of registrant's  knowledge,  in definitive proxy or information statements incorporated  by  reference  in Part III of this Form 10-KSB or any amendment to this  Form  10-KSB.

Registrant's revenues for its most recent fiscal year were $899,175

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing price on April 16, 2007 was $16,817,299

As  of  April 16, 2007 there were 96,098,850 shares of common stock, par value $.001  per  share,  of  the  registrant  issued  and  outstanding.

Transitional Small Business Disclosure Format Used (Check one):  Yes [  ]   No [  ]

TABLE OF CONTENTS

PART I
Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters
Item 6	Management's Discussion and Analysis or Plan of Operation
Item 7	Financial Statements
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures

PART III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act of 1934
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12	Certain Relationships and Related Transactions
Item 13	Exhibits, Financial Statements and Reports on Form 8-
Item 14	Principal Accountant Fees and Services

Signatures and Certifications

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Nighthawk Systems, Inc. (“Nighthawk” or “the Company”) is a provider of intelligent wireless power control and emergency notification products that enable the immediate and simultaneous remote activation or deactivation of equipment or display of messages, on demand. We save our customers time, effort and money by extending their reach, giving them the ability to wirelessly access and control assets and systems that may be widely dispersed or remotely located, eliminating the cost and inconvenience of sending personnel to manually perform tasks that are often unscheduled. These inexpensive and reliable products are shipped fully programmed and are ready and easy to use.  Nighthawk has been selling its telemetry products to a national customer base for more than seven years.

Simply put, Nighthawk products allow customers to turn things on or off without manually flipping a switch.  Our products automate the manual process of pushing a power button, flipping a switch or plugging in/unplugging an electrical cord.   A wireless signal is sent to the Nighthawk unit, which turns on or off the item or starts or stops the process, much like a household garage door opener is used.  However, Nighthawk units utilize existing public and private wireless networks that cover well over 90% of the United States.  The command codes can be easily generated from any telephone (landline or cellular), or via the Internet, so Nighthawk units can be placed and accessed from almost anywhere.

There is an abundance of wireline and wireless monitoring services available to companies and consumers today.  Information supplied by these services typically notifies the user that something needs to be done, though the timing of that notification and the resultant required task often cannot be predicted.  Nighthawk technology allows customers to avoid the time, expense and inconvenience of sending vehicles and personnel to offsite locations to perform tasks that can now be performed remotely.  Nighthawk devices also lower exposure to liability claims from accidents that often occur while manually performing tasks that could otherwise be automated using Nighthawk devices.

Nighthawk products are intelligent – through the use of proprietary firmware, several functions can be carried out by multiple units by sending a single, short digital message.  For example, a single message could be utilized to contact multiple units across the United States, instructing those units to turn on and off at various intervals, several times per day.  This eliminates the need to stay in constant contact with a Nighthawk device.  Nighthawk technology also enables messages to be sent wirelessly to multiple alarms and signs or printers to print or display custom messages associated with particular events.  As such, Nighthawk units are a perfect fit for public or emergency notification applications.

Nighthawk Systems was formed from the 2002 merger of Peregrine Control Technologies, Inc. (“PCT”, a private Colorado company) and LSI Communications (a Nevada public shell). PCT, a paging repair company, recognized an opportunity in 1999 to supplement declining demand for its services by manufacturing control products that utilized paging technology to wirelessly control electrical appliances.  Since that time, Nighthawk has evolved from a custom job shop to a Company capable of developing, manufacturing and selling wireless telemetry solutions on a large scale basis to growing markets.   Today, with a team of 11 employees, Nighthawk designs, builds and markets intelligent power control and emergency notification products that are inexpensive, reliable and can remotely control almost any device from almost any location. Its proprietary wireless products offer customers many compelling features and functionality.

Nighthawk currently has customers in 46 states, as well as several foreign countries.  Customers include, but are not limited to, more than fifty electric utilities, as well as state departments of transportation, state and municipal agencies, fire departments, wireless communications companies, digital display companies and traffic control equipment providers. Nighthawk’s customer base includes many fortune 500 enterprise accounts.

NIGHTHAWK TECHNOLOGY

CORE TECHNOLOGY

Nighthawk has designed and developed the PT1000, its own proprietary single board computer that is shipped preprogrammed and fully capable of interpreting wireless instructions and turning multiple devices on and off.   To our knowledge, the PT1000 is the only single board device that is capable of doing so.  Nighthawk has taken separate functions historically carried out by a combination of multiple circuit boards requiring customized programming and packaged it together on a single circuit board that is preprogrammed and ready for use by the customer on its arrival.

The PT1000 in connected to existing power at the customer location.  This power can be traditional electric power or solar or battery power.  The PT1000 utilizes this power to drive a microprocessor which interprets instructions sent wirelessly by the customer.  Based on these instructions, the PT1000 can drive up to eight independent relays, allowing the customer to turn on or off eight items.

All other Nighthawk products described below are variations of the PT1000.  Based on customer feedback and experience gained in selling the PT1000, Nighthawk has taken the PT1000 and modified its physical characteristics and capabilities to fit into custom enclosures that are best suited for specific, widespread applications within certain markets and industries.  The broad capabilities of the PT1000 are often not needed by customers, who may want to disconnect a single device for a preset time period, and therefore have no need for the ability to manipulate up to eight relays for variable time periods.  Custom enclosures enable customers to receive a true ‘plug and play’ Nighthawk product that is ready to use out of the box for their particular application.

FIRMWARE

A key feature of the PT1000 is its operating firmware, written and owned by Nighthawk, which resides in an on-board microprocessor and is utilized to operate the PT1000.  This firmware allows all necessary functions to take place on a single circuit board, reducing the size of the overall product and eliminating any programming or engineering by the customer.  This on-board firmware provides the customer with an intelligent product that is capable of receiving a single wireless message consisting of only a few characters and carrying out multiple tasks.  For instance, installed in a fire station, a single message sent by the 911 operator to a PT1000 could simultaneously 1) turn on lights in the firehouse for 20 minutes; 2) sound an audible alarm for 1 minute; 3) permanently turn off an electric stove; 4) change a traffic signal to red outside of the firehouse for two minutes; 5) open a voice channel for communications with the 911 operator; 6) open the bay doors and subsequently shut them; 7) lock the doors to the firehouse, and 8) enable a security system after five minutes.  Because Nighthawk products can utilize alphanumeric messages for activation, a message could also be sent to a printer giving details of the emergency, which is known as the ‘rip and run’ feature.

Nighthawk’s firmware also allows customers to group their assets in up to 99 different groups, meaning that a single message can be used to activate multiple devices in custom groups.  This feature provides for the most efficient and effective way for multiple devices at the same time, and makes Nighthawk products, particularly the emergency alerting products, the most effective mass notification tools in the market today.

Nighthawk’s PT1000 firmware is modified to operate all of its application-specific, plug and play products described below.

WIRELESS ACCESS

The Nighthawk single board computer, found in all of its products, is designed to interface with various wireless networks, whether public or private.  Nighthawk currently supports applications on traditional paging networks, CDMA cellular networks, and ReFLEX narrowband PCS networks.  Nighthawk is developing new wireless interfaces that will allow Nighthawk products to be deployed on spread-spectrum networks such as commercial grade WiFi/WiMAX networks and mesh networks that support new protocols such as Zigbee.  These interfaces will open up a greater marketplace for Nighthawk to penetrate.   It is Nighthawk’s desire to product a product that is agnostic to wireless protocols to support as many applications as possible, regardless of the type of network utilized or maintained by the customer.

However, Nighthawk should not be defined by the wireless method used to touch its products remotely but by the applications performed by remotely switching power.  The simplicity of a being able to remotely cycle power at a moment’s notice presents Nighthawk with many high density device opportunities.  Most customers care about the ability to turn something on or off at a moment’s notice – they care much less about how it is done, as long as it is affordable.  Some companies desire telemetry solutions, but are paralyzed by the fear of choosing a wireless technology that may become outdated with the next advance in wireless technology.    Nighthawk is nimble enough to create custom wireless interfaces that can meet the specific application needs of its customers.  This positions Nighthawk not only as a manufacturer but a solutions partner, leading to the opportunity to sell multiple products to the same customer over long periods of time.

MARKETS AND PRODUCTS

The success that Nighthawk has enjoyed over the past two years in gaining traction in its core markets has the Company well positioned to take advantage of surging demand for M2M related products.  There are more than 50 billion machines inhabiting the planet today (Wofgang Grulke, Chairman of Future World), and technology experts such as Forrester Research have predicted that “There will be more invisibly connected machines and physical objects than visible humans from 2005 onward.”  Historically, M2M communication technology has been referred to by many names, such as telemetry, pervasive internet, remote monitoring and telemanagement.  Simply put, M2M technologies enable communication, wired and wireless, between two electric devices.  The outlook for the M2M marketplace varies by source, but overall the outlook is extremely positive over the next five years.  Some examples include the following:

“By 2007, there will be between 100 million and 160 million machine-to-machine connections worldwide that use wireless mobile phone networks.” (Gartner Group)

“Machine-to-machine communications could grow by 49% per year until 2010, with revenues surpassing $270 billion and more than 100 billion objects communicating wirelessly.” (IDATE)

“The M2M market is expected to grow to $270 billion by 2010 as industries look to harness today’s massive computing power and apply it to everyday electronic devices.” (Ray Jones, head of IBM’s Sensors and Actuators division)

While the number of potential uses of Nighthawk products across many markets is virtually unlimited, Nighthawk has historically focused on three primary markets.  Each has differing needs, but the applications in these markets are all characterized not only by the need to save the time and/or money associated with a problem that they know will occur, but also the inability to predict exactly when that problem will occur.  Within each of these markets, Nighthawk has identified recurring, common problems that its technology can eliminate or resolve.  In an effort to provide the least expensive, easiest to use products for these applications, Nighthawk has simplified the capabilities of its PT1000 control board described above, and created a plug and play product in a standard enclosure that is ready to use upon delivery to the customer.   The units arrive fully programmed specifically for the application that they are being purchased for.

The most basic M2M application today is the need to be able to control power to devices in order to turn them on, off, or cycle power to them.  This basic functionality is at the core of every Nighthawk device and application.

ELECTRIC UTILITIES

As energy prices continue to soar, utility providers are increasingly searching for technologies and products that will facilitate the optimal distribution of power and effectively lower costs associated with doing business. Slowly but surely, state and federal agencies are pushing the burden of energy conservation and near real-time reconnection of previously delinquent energy accounts onto the utility provider and their customers as well. Within the utility industry, Nighthawk’s whole house disconnect product (CEO700) and load-control units (PT1LC) have been extremely well-received in recent years and are gaining increased traction.

CEO700

Ideal for troubled accounts, seasonal use buildings, student apartment complexes, and remote safety disconnect, the CEO700 is a completely integrated wireless remote power connect/disconnect package that does not interfere with automated meter reading (“AMR”) programs.

The CEO700 provides a significant Return on Investment (“ROI”) case for utility customers due to its ability to greatly reduce costs and security concerns associated with manually deploying field technicians in order to disconnect and reconnect service to a particular customer.

In many cases, a utility provider will make up to three visits to a delinquent paying customer. The utility provider will typically send field personnel once, to warn the customer of upcoming disconnection, a second time to disconnect power, and a third to reconnect power once payment is made. Hard costs associated with this process range from $20 to $250 per visit depending on a number of factors such as customer location and number of utility personnel deployed to execute a particular task. In many cases, more than one service technician must be deployed at one time due to concerns for the employee’s well-being. Nighthawk products are ideal for this application due to their ability to allow for the remote connect/disconnect of energy for delinquent accounts as well as for seasonal residences which may require multiple visits each year and customers in remote rural locations.

ROI for this application is quite easy to calculate by simply multiplying the total number of off-cycle trips taken each year to execute related tasks by the average cost of each visit.

A 2004 survey of 118 utilities conducted by utility industry research firm Chartwell Inc. found that only 3% of electric utilities had adopted a remote disconnect technology, but more than 50% of electric utilities planned-to-use, or were considering using technologies that would allow for the remote connect/disconnect of energy meters. Additional findings from the report estimate that approximately 2.3% of the United States’ electric meters were individually disconnected and reconnected on more than four occasions resulting in estimated costs of nearly $1.2 billion dollars for utility providers. Nighthawk was one of the few companies providing remote wireless disconnect solutions back in 2004.  Due to its expertise and experience in deploying wireless remote control solutions, and the number of electric utilities that have already successfully implemented remote disconnect programs using the CEO700, Nighthawk is extremely well-positioned to capitalize on growth opportunities within the utilities industry.

PT1LC

Load control programs are commonly put in place at electric utilities to avoid power shortages within their grids during peak demand periods and the need to purchase expensive energy on the spot market.  Designed for utility load control programs, the PT1LC remote control switch uses wireless signals from commercial and private networks for wide area control of residential and commercial loads.  Northern utilities typically install load control devices on electric hot water heaters, while Southern utilities typically place them on air conditioners.

Nighthawk solutions enable utility providers to save energy, shift power, and manage power more efficiently by remotely controlling the “on” and “off” functions of thousands of electric devices. For example, a utility provider can utilize the “group call” function of Nighthawk’s one-way communication system to transmit a digital message that would disconnect 10,000 air conditioning units for 10 minutes in order to save energy, reconnect energy to the initial 10,000 units, and then disconnect power to another 10,000 air conditioning units in another area of the organization’s power grid. The Nighthawk solution is also capable of activating or de-activating all or some of the units in a particular power grid and is able to dictate how long particular units will be shutdown manually or remotely, all with a click of a mouse.

Nighthawk has successfully filled an order for 5,000 load control devices for the Alabama Municipal Electric Association, which is in discussion with Nighthawk concerning a need for 10,000 additional devices.

Nighthawk currently serves more than 50 electric utility customers in 23 states, and continues to view the utility market as the largest near-term source of revenues.  As Utilities continue to expand automation and decrease manpower, Automatic Meter Reading (AMR) and Remote Disconnect are becoming important parts of a utility company’s strategy.  While AMR systems have been offered for over 20 years, it is only in the last 3 to 4 years that they have become commonplace.  The same is being seen now for remote disconnect.

The North American Electrical Utilities currently consists of 3,300 utilities serving approximately 120 million end customers.  Of the 3,300 Utilities only the top 500 serve more then 20,000 customers with the remaining 2,800 representing small population centers, typically in rural areas.  Nighthawk currently focuses on solutions for the high cost accounts that require excessive utility resources to manage.  While the need to manage these accounts has always been an issue, two key factors have significantly raised its visibility.  Those factors are deregulation, which will make it increasingly difficult for utilities to absorb these costs, and the availability of a viable cost effective solution.

Deregulation has forced new awareness of costs that may have been previously ignored.  In a regulated market it was much easier of a utility to summarize all of their costs, including those associated with problem accounts, and present this to the local board of public utilities to justify a service rate that would still return them a profit.  In essence, these bad accounts were subsidized by the good accounts in the utilities service area.  Deregulation and subsequent competition have forced a change in the way this is managed.

Automatic Meter Reading (AMR) has also brought with it a renewed interest in the metering aspect of the business.  Utilities are looking for ways to gather better information about customer demand other then the monthly consumption total.  AMR will allow the users to gather information from meters at any point in time, to offer variable billing schemes to promote usage in non-peak hours and for immediate outage notification.

The pace of technology deployment continues to escalate as utilities are now looking even beyond AMR to Advanced Meter Intelligence (AMI).  AMI  will offer tools to the utility to not only read the meter but to offer Time of Use rates that will vary during the day as demand nears the capacity a utility has to deliver power and more importantly the ability to control loads.  AMI will incorporate two-way communications with sizable bandwidth, meters with a disconnect switch incorporated under the glass, and Zigbee local RF communication.  While this will likely impact our opportunities for disconnect at large investor-owned utilities, it will open up a much larger opportunity for both utility and customer-controlled load management products.  The electric utility will most likely evolve into a communications portal, capable of communicating with other energy consuming devices on the customer’s premise and reporting usage and billing information to the utility on a more frequent basis.

The opportunities for Nighthawk in the Utility market will vary.  We will continue to see the increasing demand for the CEO wholehouse disconnect products as part of or in some cases as the primary strategy for cost reduction.  We will also, however, see a dramatically expanded market potential for load shed devices as AMI takes hold.  Nighthawk holds a potentially valuable position in this arena because of the abilities of the PT1000, which can be utilized to control multiple appliances from a single device, and with a single message.  Nighthawk is the only company, to our knowledge, whose primary business has been turning on and off multiple devices that may lie beyond the meter on the customer’s premise.

WIRELESS SERVICE PROVIDERS

The proliferation of wireless, IP-based communication networks (WiFi and WiMax) has created a growing need for the ability to control remotely located digital equipment, primarily routers.  The devices are plagued by software and hardware ‘lockups’ due to poor power availability, static, viruses, etc.  Routers, as well as other digital equipment such as cameras or servers, are often placed at retail sites such as strip malls where the power glitches are frequent, or outside on poles where they are subject to weather changes and static electricity that can affect their performance.  The very nature of IP-based equipment makes it susceptible to ‘trash’ from the Internet which may hinder its performance.  Industry experts have stated that over 80% of computer-related issues can be solved through a simple equipment reboot.

Nighthawk solutions are valued in this market because they provide an ‘out-of-band’ control solution.  While numerous IP-based control solutions exist, the ability to reach those control solutions is sometimes negated by the fact that the IP network itself is unavailable.  The value of such an out-of-band solution was evidenced by the order of over 3,000 Nighthawk rebooting devices by Mercury Online Solutions (now owned and operated by 3M) in order to control power to thousands of digital display kiosks for AT&T Wireless.  The Nighthawk solutions are also valued in this market because on-call technicians can access the units from almost anywhere via a telephone (landline or cellular), and do not have to have Internet access in order to command the unit to reboot.

The products that have been developed and deployed for this market segment include:

NH100

The NH100 allows a user to remotely control power to any device that can be plugged into a standard household outlet.  It can be accessed from a telephone, and come programmed with a power cycling function that allows the user to call it once, and have the unit power down and subsequently power up a device.  As such, the unit is often used to reboot routers.  The preset timing for the power cycle is one minute, but the interval can be increased or decreased through commands sent over the telephone.  The NH100’s smaller size and its ability to incorporate an external antenna make it perfect for inclusion with telecom equipment in an enclosure on a pole or tower.  To our knowledge, the NH100 is the only commercially available wireless rebooting unit available today.

NH8

Designed with the ISP, Data Center, or computer user in mind, the NH8 also allows the user to reboot locked up equipment remotely.  However, with 8 individual time-delay programmable 15-amp outlets, customers using the NH8 are capable of full power-off reboots of eight different devices.  The NH8 comes standard in a 19” rack mount, 2U form factor.

TRANSPORTATION/EMERGENCY NOTIFICATION

Because Nighthawk products allow the easy and immediate activation of single or multiple devices, they are often used to activate sirens and alarms.  Their ability to receive and display or print messages also has them well positioned for use in a wide variety of traffic control and emergency notification applications.  The extremely low power drain of the Company’s PT1000 makes it a perfect solution for remote signage and alarm applications, where the amount of power available is limited, often coming from solar panels or batteries.

Nighthawk solutions enable the remote activation of intermittent warning signs such as “ICY ROAD” and “LOW VISIBILITY AHEAD” and also allow the customer to remotely manage weigh station accessibility and activate processes such as bridge de-icing systems. The PT1000 is commonly used as an affordable method of activating flashing beacon signs used in conjunction with weather warnings, construction and highway advisory radio systems. NIHK plans to grow this segment of its business over the next few years as demand for product continues to grow.

Because NIHK’s products enable on-demand activation of alarms and signs, as well as the ability to push a message through to a printer or digital display, the company views the civil defense industry as a key area for future growth and has solutions in the development and completed stages that will interface with existing emergency notification systems in order to optimally notify all necessary parties of a potential natural disaster/emergency.

The majority of first responders across the United States are fire/EMS departments.  According to the National Directory of Fire Chiefs there are 28,921 fire departments with a total number of firefighters at 939,473.  There are an additional 451,424 emergency personnel.  The majority of these departments are small and 71% are strictly volunteer.  Many of these fire stations need upgrades to the existing systems to address the ever-growing need for reliability, quick response and accuracy.  These upgrades include:

 - Firehouse Automation & Alerting

 - Volunteer Alerting

 - Public Emergency Notification

 - EMS Automation & Alerting

 - Weather/Threatening Incident Alerting

Emergency notification is most commonly associated with the efforts undertaken by all levels of government, such as state and federal departments of transportation, and first responders to improve communication networks after September 11, 2001. However, there are emergencies that occur daily that require timely and accurate dissemination of information and alerts like fire station alarms, weather sirens and amber alerts. Nighthawk products currently address the growing needs of public and private sectors to deploy communication solutions that will provide timely, accurate and responder-specific warnings, messages or instructions in times of crisis in order to save lives, maximize public safety and expedite emergency response.

Emergency notification is a rapidly developing marketplace where officials at all levels of government and industry are responding to the demand for improved emergency notification networks. They are concerned about the timeliness and accuracy of emergency messaging and are looking for solutions that are responsive to these needs. Although this market has grown much more slowly than the need suggests, state and local governmental agencies have now begun to spend money for system upgrades and new systems.

One reason Nighthawk has become a preferred solution is that our emergency notification products work seamlessly with most CAD systems, particularly with Motorola, due to the ability of CAD systems delivering TAP (Telecator Alpha Protocol) messaging for alpha/numeric paging.  TAP is one of the earliest protocols for alpha/numeric paging to hit the commercial subscriber paging industry dating back to the early 80’s.  TAP is accepted universally on an international basis.  Some of the applications for which first responders integrate the Nighthawk products into their CAD systems include early warning systems for civil defense, tsunami sirens, lighting detection systems, and tornado sirens.  In addition, we have other products deployed for this market segment to include:

FAS8

The FAS8, which is a modified PT1000 placed in a custom enclosure for easy placement in a firehouse, is currently the flagship product for firehouse automation.  It is capable of activating up to 8 electric devices within a firehouse or any other facility simultaneously or individually. If additional devices require management, the user simply deploys another Nighthawk unit. In firehouse environments, where hearing and understanding human verbal commands is extremely difficult with the presence of excessive noise, Nighthawk products are able to activate and de-activate a number of critical devices such as public address systems, wake-up alarms, bay door control systems, emergency lighting systems and electric stoves.  The FAS8 enables the simultaneous transmission of a digital message to a serial printer within a firehouse directly from the 911 system operator. By transmitting valuable information related to the type of emergency at hand, location of the emergency, and driving directions to a serial printer, the Nighthawk solution essentially creates a “rip and run” environment where emergency personnel simply need to wake-up, get dressed, and collect a document from the printer while exiting the station for an emergency.

EA1

Designed with rural and smaller urban volunteer fire districts in mind, the EA1 is the perfect solution for alerting fire fighters at the station or volunteers in their homes. The EA1 will activate a built-in audible alarm and any 15 amp electrical device such as a lamp that is plugged into the faceplate outlet.  At the same time, it can print out instructions to the firefighter.  Other options include a strobe light and digital message delivery to an LED sign or a printer.  The Company has recently begun receiving inquiries into using the EA1 for in-factory emergency notification.

EAU

The Emergency Alert Unit (“EAU”) serves multiple purposes within the broader emergency notification market.  It serves primarily as a more effective method of alerting large groups of people in public locations or security offices of public facilities.  In this application, the EAU is generally desk or wall mounted and is installed in high-traffic locations or security offices.  When paged from dispatch, the device will emit an unmistakable audible alarm and activate a scrolling message on the LED sign.  The EAU is the Company’s newest product for emergency notification of the general public and customers indicate it will be used for a variety of emergency situations such as extreme weather, chemical spills, and terrorist threats.

NEW PRODUCT DEVELOPMENT/PRODUCT ENHANCEMENTS

As a result of increased exposure of our products across all of our markets, Nighthawk often receives requests for products to solve new problems in various markets.  To date, Nighthawk has been careful to consider only requests that utilize its core technology and that may lead to additional sales opportunities across a large market.  For example, Nighthawk has developed the Hydro 1, a remote control product for commercial irrigation managers and water utilities.  The development the Hydro 1 was paid for entirely by a grant from the State of New Mexico’s Water Innovation Fund.

Nighthawk continues to take steps to ensure that it meets the needs of its target markets and customers. In order to be responsive to customer requests and to take advantage of commercial opportunities, the Company hired a Director of Engineering and Product Development in October 2006.  He brings to Nighthawk more than 20 years of expertise in networks, protocols, embedded devices and advanced wireless technologies.  He has integrated wireless devices with enterprise systems in the United States, Canada, Europe and South America. As revenues continue to grow and the customer base expands, Nighthawk will hire, or engage on a contract basis, additional engineering resources to provide ongoing product development, and pre- and post-sales support.  During 2005 and 2006, the Company expensed approximately $36,479 and $101,160 on research and development efforts.

One area of current focus is the consumer market for remote power control and emergency notification products for both personal and residential uses that are just now beginning to emerge. Historically, most consumers have thought of remote control in a recreational sense, such as turning on or off a television or stereo.  However, Nighthawk products take remote power control to new levels as they provide ways to save money and lower the risk of liability by replacing processes that require human intervention with processes that can be controlled remotely.  Opportunities exist for companies that provide intelligent wireless solutions both with respect to remote power control, but also emergency notification into the home. Through strategic relationships, Nighthawk intends to enter this marketplace with consumer-centric products.

PATENT PENDING

The  Company  has a patent application pending at the U.S. Patent Officetitled "Remote Disconnect Systems for Utility Meters" for whole house disconnect systems.  Under the patent application, the user dials a pager number that is pre-programmed into the unit.  The paging service then transmits a signal to a radio frequency ("RF") receiver in the module.  The signal is then decoded and sent to a processor.  The processor then causes a relay to open or close in accordance with the decoded signal in order to connect or disconnect the electrical power.

COMPETITION

Competition is found in each of the vertical markets where Nighthawk has a presence although in most instances, the competitor’s devices operate on completely separate communications platforms.  It is interesting to note that most of these competitors provide solutions for a single industry rather than applying their knowledge and technology to other applications.   Competition is more defined in the utility industry as there are multiple companies offering similar or more technologically-advanced products.

Competition in the emergency notification industry is in flux as the Department of Homeland Security and its regional, state and local offices struggle to determine how to improve their capabilities and identify budgets to support needed upgrades.  While this is being resolved, Nighthawk’s Advisors are working to position the Company so that its products will be among those utilized by agencies at all levels of government rather than other competitors products.

From a rebooting perspective, the industry terminology for remote reboot applications is telemanagement applications.  The telemanagement market place is a billion dollar industry.  The industry standard for remote reboot applications is IP-based solutions.  IP based rebooting solutions are very robust in terms of multilayer applications for monitoring and needs.  IP-based solutions also provide two-way communication via IP/WAN/LAN connectivity.  IP solutions can be deployed on many different network configurations such as LAN, WAN, WiFi, and other wireless networks.  IP-based solutions can monitor power and network connectivity for routers, servers, and other equipment that may need a power cycle to reboot/reset/remotely control the equipment for simple power on/off applications.  The biggest advantage of an IP-based solution is the ability to do a soft reboot for computer servers that may need to shut down mission critical applications before a hard power cycle where the server is turned off before being powered back up.   Another major advantage with an IP-based solution is the ability for two-way communication for data acquisition.  Two-way will allow the products to be automated through network application software (off-the-shelf or customized) so functions/data acquisition can be performed by criteria programmed into the application-based software to meet the IP requirements/needs.

There also are several disadvantages to an IP-based solution that have many IT departments looking for new “out-of-band” solutions.  The main problem with an IP-based solution is that the solution rides their existing network infrastructure.  This presents some challenges when the device is behind a router that is down.  In this example, the IT department will need to perform a manual reboot which could mean that a field technician will need to simply walk across a room or campus to perform a manual reboot or it could mean that an IT department will need to “roll” a truck to fix the problem.  Based on input from customers, this cost is estimated anywhere from $50 to $500 to perform the simple function of powering down/powering up a router or server.  The other challenge for IT departments is that they have to be on-line to touch the IP devices.  Technicians do not always have access to the internet to access their devices when they are in need of a power cycle.

Nighthawk devices can remedy both of these situations because they ride on a wireless network providing an “out-of-band” solution with access 24x7 whether or not the device sits behind a router that may be down.  Technicians can also access Nighthawk devices via traditional land line telephone services and cellular phones services.  The benefits to the IT professional that an “out-of-band” solution provides include lowering costs to maintain products in the field due to lower labor and vehicle costs because the service call is handled remotely.   In addition, it provides quicker response time to bring a network back up resulting in less down time to LAN/WAN/WiFi networks.  For Wireless Internet Service Providers (WISPs) this is an invaluable solution because it means less down time for their subscribers.

Here is the landscape of what Nighthawk faces in the realm of competition:

Utility Competition

Comverge and Cannon Technologies advertise that they provide complete, end-to-end solutions for utility load management. Their services are expensive and must be engineered into the utility’s network.  Both of these organizations have worked hard to position themselves as part of major AMI or load management schemes.  Comverge operates several systems where they have deployed equipment at their own cost and collect revenue by offering Peak Shaving during times of high demand.  In addition, Comverge has positioned themselves with several major OEMs such as Cellnet to offer a load shed option along with standard AMR to meet the newly formed demands of AMI.

BLP is a provider of paging-based control boards and represents the closest direct competitor to Nighthawk. BLP offers both Flex and POCSAG paging technologies combined with a network software solution.  Excluding Centerpoint, BLP has in excess of 5,000 units operating in the field.  Currently however, BLP‘s efforts have been redirected and their focus is not on the utility market.

Carina Technology offers several solutions for 2 way remote disconnect focusing on CDMA technology.  The 2 way feature of their products have gained them good attention from major IOU’s however it also comes with a relatively high cost.  They also promote outage management and Pre payment features although we are not aware of any utilities deploying these products to date.

Telemetric is a small, yet active competitor within the Electric Utilities market, but their product is more expensive due to the fact that it utilizes cellular technology, and it also does not afford the coverage that paging does.

Emergency Notification Competition

Motorola has historically been active in all phases of technology related to public safety.  They are a major producer of two-way radios, computer-aided dispatch systems (CAD), and historic two-tone alerting systems.  Motorola has developed a variety of cutting edge products for dispatch centers, CAD systems, radio based alerting and fire equipment communications.  For Nighthawk purposes, Motorola can be described as the best type of competition.  Their products are very expensive and generally do more than what most fire departments need or can afford.  Their focus on two-way radios and CAD systems is actually complementary to the Nighthawk suite of products.

The Emergency Broadcast System, which utilizes sirens to direct people to turn into specific radio and TV stations for information are effective for those that hear them.  The great limitation for cities that have siren systems is that the activation of them means only one thing to the population and that generally is tornado warning.  The siren simply cannot communicate any other message.  In limited cases, communities surrounding nuclear plants would understand that the siren carries a very different message. New siren systems are being deployed that have very loud voice commands detailing the nature of the emergency.  This is effective as long as you can hear the message clearly.  Siren systems are not an effective or efficient method of alerting rural citizens or those in less densely populated areas.  Today few siren systems exist that are outside tornado or tsunami prone areas.

Reverse 911 systems are effective as long as a person answers the phone and understands the message.  The major limits to this method are that only people near relevant phones get the message.  Also a complete community wide notification takes significant time.  Other message based notification systems only alert those that are on a specific list.

Firehouse Automation

WestNet Systems, a California-based company has recently entered the firehouse notification market with a central microprocessor-based alerting center accompanied by a suite of peripheral firehouse products.  These include lights, wake up alarms, digital displays and wiring kits.  WestNet has concentrated primarily on what happens within the house and is not focused on the communications medium.  They have a very impressive appearance and have invested heavily in marketing.  Sales appear to be doing very well and the company appears to be benefiting significantly from strong marketing initiatives.  However, the product is expensive and by our estimation Nighthawk will compete well and be able to gather a significant market share.

Telemanagement/Remote Reboot Competition

DataProbe manufactures a product called iBoot.  The iBoot solution includes several models for Single Point (iBoot) and Multi-point (iBootBar) applications.  The iBoot solution supports both AC/DC power requirements.  However, customers have switched to Nighthawk to gain an out-of-band solution.  In addition, they were unhappy with the iBoot because often times it just reboots itself with no commands from a technician.

Western Telematic is another major competitor in this field.  They are one of the largest manufactures in the industry for rebooting solutions.  Western Telematic manufactures single and multipoint solutions that support AC/DC power requirements.

Nighthawk is confident that with current and future devices it has or will develop will provide the much sought after “out-of-band” solution.

SALES AND DISTRIBUTION

Nighthawk is positioned to take advantage of its growing customer base in the remote power control markets and has initiated a sales and marketing strategy that is proving to be successful.  With a plan in place on how to continue to increase revenues, Nighthawk is efficiently and effectively utilizing its core staff to meet its objectives.  The results of these efforts are apparent as revenue increases for 2006 reflect a 70% growth rate over 2005.   Furthermore, this deliberate growth plan has generated positive results with respect to product mix and new customers from each of the targeted markets.  This remarkable progress, together with the addition of a veteran executive from the utility industry, positions the Nighthawk team to continue with their growth strategy.

Following is an outline of the current and future sales and marketing strategies:

Sales Strategy -- Internal

After utilizing both inside and direct sales efforts, it was recently determined that the use of inside sales representatives is more effective in identifying and cultivating new customer relationships within the new target markets for Nighthawk.  Inside sales representatives are responsible for:

 - Cold call follow-up (lists and timing based on marketing activities)

 - Mining the existing Nighthawk database

 - Web inquiries

 - Referrals

 - Call-ins

 - Making Webinar presentations

Currently, the inside sales representatives are responsible for understanding and presenting the Nighthawk products in all three vertical markets on which Nighthawk focuses:  utilities, emergency notification/public safety, and IT/telecommunications.  Pricing tiers have been tested to determine the most viable threshold to garner higher quantity sales while producing healthy profit margins.

Dependent upon the size of the opportunity, the sales person either closes the sale over the phone or engages a senior Nighthawk representative to continue the conversation.  If the potential customer is interested in a pilot program, the inside sales representative has the ability to secure a minimal order for the program within any industry to which Nighthawk markets its products.   It has been found that to substantially increase the orders from a specific customer following a successful pilot program, a face-to-face meeting is required.  This meeting is currently conducted by Nighthawk senior executives and/or the direct sales representative in the utility market which has proven to be very successful.

Understanding that Nighthawk has customers that will only order a limited number of devices, usually for rebooting, because they only have a need for a few devices, these efforts will continue to be a focus for the inside sales representatives.  Although these opportunities are limited, they are provided the same customer service and follow up communication so as to gain referrals, if possible.

In addition to the inside sales effort, Nighthawk utilizes the expertise of its Vice President, Utility Products Division to focus on the growth of the utility business.  He is very knowledgeable in the utility industry bringing with him strong contacts, relationships, and information concerning opportunities in the marketplace.  He will be responsible for designing and managing a reseller network with the United States for the Company’s utility products.

As sales continue to grow, additional sales representatives, both inside and industry-specific direct, will be added to the Nighthawk staff.  In addition, a sales coordinator will become paramount in Nighthawk’s sales efforts by managing the sales order process, production updates and customer follow-up, so that the salespeople can focus on generating revenue.

Sales Strategy -- External

In efforts to contain personnel costs, Nighthawk has an extended outside salesforce through resellers and agents that have been engaged to represent all Nighthawk products.  These categories of representatives are defined as such:

Master Reselling Agent – Large companies with enterprise accounts that Nighthawk will team with to sell bundled airtime and hardware product offerings utilizing the company’s nationwide sales force.  These agents share in the responsibility of developing and executing marketing activities such as trade shows, internet features, public relations, and advertising campaigns to feature Nighthawk products.  Currently, Nighthawk is actively engaged with American Messaging, one of the largest paging carriers in the United States with 1.5 million commercial customers and 139 sales representatives.  Nighthawk recently held product training sessions attended by 135

American Messaging representatives, and has started to develop direct sales materials to be used in approaching American Messaging customers.

Resellers – Companies such as paging carriers that are willing to identify opportunities within their customer base and potential new customers.  With minimal support from Nighthawk, these companies are capable of closing the sale of our products.  Once the order is received, the reseller orders the products from Nighthawk and bills the customer directly.  In addition, if customer service is needed, the customer will contact the reseller initially.  Currently Nighthawk has agreements with over 10 regional and local paging companies.

Agents – Companies such as electrical equipment distributors that are willing to identify opportunities within their customer base.  Most often times, a Nighthawk sales representative becomes very involved in the sales process for the initial and subsequent orders.  These customers are billed directly by Nighthawk and will call directly to Nighthawk for customer service support.  Currently Nighthawk has formal agreements with 5 of the largest electrical wholesale distributors in the United States.

Leverage new customer opportunities from current Agent/Reseller relationships.

American Messaging will co-market Nighthawk products to their customer base.  They service many fortune 500 companies nationwide with wireless communications.  American Messaging also provides wireless communications to many Federal, State, and Municipalities.

Utility agents such as Irby, Shealy, & Rumsey sell almost a billion dollars in annual revenues to utilities nation-wide.  They pledge to co-promote Nighthawk products to their existing customer base.

Nighthawk has launched a new indirect sales & marketing training program designed to penetrate the agent/reseller current base of customers for maximum exposure in the B2B market place.  Nighthawk will add many feet on the street through the agent/reseller indirect sales program at no cost to Nighthawk.  American Messaging has over 100 B2B sales reps nation-wide.  Through the use of new technology such as Webinars Nighthawk can jointly sell to new customers cultivated by it’s indirect sales program without any travel expenses.  This new technology will help Nighthawk touch many more customers than traditional face to face selling.

CUSTOMER CARE

At the heart of the Nighthawk sales strategy, both currently and in the future is customer care.  This is a very high priority and includes a follow-up process on closed orders for which the sales representative:

 - confirms ship dates with production;

 - informs the customer of ship date via e-mail and/or telephone;

 - contacts the customer to confirm receipt of the product and answer any questions within 3 days of the expected delivery date;

 - contacts the customer to see if they have installed the product and poll their satisfaction two weeks following delivery of the product;

 - contacts the customer to see how the products are working and determine incremental needs within sixty days following delivery of the product; and,

 - continue to touch base with the customer at least every 90 days to continue building a relationship with them.

CURRENT MARKETING STRATEGY

Nighthawk utilizes a CRM tool to gather and cultivate better information for the company to ultimately enhance sales efforts and achieve sales goals.  By collecting data on potential customers in as much detail as possible, the process of marketing to these prospects becomes more efficient and cost-effective.  In addition, tracking potential sales opportunities becomes more succinct allowing for senior management to determine the most effective team sales effort to meet and exceed the company goals.  Salesforce.com, an internet-based CRM tool, is currently utilized to allow Nighthawk personnel in the San Antonio, Dallas, Denver and New Jersey offices the ability to share information in one centralized database.

The current marketing programs being executed with a strategic follow-up plan is measured for success utilizing the CRM tool.  Marketing activities include:

TRADE SHOWS

 - Display at industry-specific trade shows for the utility and public safety sectors – at least 6 national and 6 regional shows

 - Provide on-going support for Resellers/Agents at trade shows providing customized materials and attendance by Nighthawk representatives to promote our products

 - Follow-up on leads gathered at trade shows is conducted through written communications sent via mail or e-mail.  All mailings/e-mailings are timed to allow our inside sales representatives the opportunity to follow up with a phone call in a reasonable amount of time.

MARKETING COMMUNICATIONS

New marketing communication vehicles have been developed to re-brand and strengthen the Nighthawk image thus building a stronger, more recognizable brand.  Critical elements of this function are:

Website -- The appearance, quality and operability of the web site is of paramount importance.  Currently in progress is development of a search engine optimization plan that will be implemented beginning late in Q1 2007.  This critical element is key to the growth of the rebooting market for which most of Nighthawk customers seek out its solution over the internet as they are IT decision makers.  Visitors of the Nighthawk website, www.nighthawksystems.com, can request additional information concerning featured products.  All web inquiries feed directly into the Nighthawk CRM tool allowing for immediate follow-up for which we have about an 80% close rate for these leads.

Print Advertising – Half-page ads that are relevant to the targeted audience are placed in industry-specific publications based on editorial content.  Additional distribution of the publications in which Nighthawk advertises occurs at trade shows at which we exhibit.  The purpose for advertising is to drive traffic to the newly-designed website and continue to strengthen brand presence in key industries.  In addition, the print publications gather leads from its readers that are provided to Nighthawk for follow-up

Direct Mail/E-mail – Event-specific and industry-specific direct mail campaigns are utilized to introduce Nighthawk products, follow up on leads, re-engage old customers, and build brand awareness.  Pertinent lists are identified and pulled based on availability on the Internet or through purchase of existing organization lists.  The inside sales representatives then follow up in a reasonable time frame to discuss the mailing and inquire about product interest.

Internet Product Features – Product placement on industry-specific websites will be utilized to gather new leads.  In addition to the search engine optimization efforts, the hosts of these websites execute their own campaigns for which Nighthawk will benefit.  The placements feature product photos, deployment examples and product information.

Webinars - for both training sales representatives and assisting in selling Nighthawk products.  A large number of customers or sales agents can be reached through Webinars making our flow of information more efficient while cutting travel expenses.

ASSOCIATION MEMBERSHIP

Nighthawk executives participate on key association committees such as the Emergency Communications Committee for the American Association of Paging Carriers (AAPC) which provides continuous exposure to key players in targeted industries.  Membership in these associations provides Nighthawk with access to the other members to promote its products and identify potential resellers.

Expansion of our marketing efforts to more clearly reinforce Nighthawk as an industry expert in wireless remote control devices are currently being developed to include:

 - Quarterly Newsletter

 - Customer Survey for the development of case studies and opportunity to ask for referrals

 - Speaking Engagements within speakers’ bureaus and at conferences/trade shows for Nighthawk senior management

 - Round table discussions hosted by Nighthawk for senior-level executives (as a stand-alone event or in conjunction with a larger event as a sponsorship)

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive, sales and marketing offices are located in 1,144 square feet of leased office space at 10715 Gulfdale, Suite 200, San Antonio, Texas. The Company leases the space at a monthly rate of $1,335.  The Company's products are assembled and tuned in leased facilities located at 8200 East Pacific Place, Suite 204, Denver, Colorado.  The lease for this facility expired on March 2002, but the Company has maintained use of the facilities on a month-to-month basis since that time.  The leased property consists of approximately 2,400 square feet, for which the Company pays $1,650 per month.  It consists of office space and a manufacturing floor.

ITEM 3.  LEGAL PROCEEDINGS

Certain claims and lawsuits have arisen against the Company in its normal course of business.  The Company believes that such claims and lawsuits have not had a material adverse effect on the Company's financial position, cash flow or results of operations.  The Company is not currently involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a shareholder vote in 2006.  The Company held a special shareholders' meeting on January 6, 2005 to vote to approve an amendment to the Amended and Restated Articles of Incorporation of Nighthawk Systems, Inc. to increase the number of authorized shares of our common stock from 50,000,000 to 200,000,000.  The results were as follows:

VOTES FOR	VOTES AGAINST	ABSTENTIONS
17,833,098	1,585,559	102,600

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market for Common Equity

Our common stock traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "NIHK".  Knight Equity Markets, L.P., Olympus Securities, LLC, and UBS Securities LLC are among the most active market makers for the stock.

The following is a table of the high and low bid prices of our stock as of March 31, 2007 and for each of the four quarters of the fiscal years ended December 31, 2006 and 2005:

QUARTER ENDED	HIGH	LOW	QUARTER ENDED	HIGH	LOW

March 31, 2007	$0.12	$0.06
December 31, 2006	0.10	0.03	December 31, 2005	$0.09	$0.03
September 30, 2006	0.06	0.03	September 30, 2005	0.14	0.06
June 30, 2006	0.11	0.04	June 30, 2005	0.23	0.12
March 31, 2006	0.16	0.04	March 31, 2005	0.27	0.14

These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)  Security Holders

The number of record holders of our common stock at year-end 2006 was 185 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

The following information should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2006 and 2005.

OVERVIEW

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

COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005

REVENUE

The components of revenue and their associated percentages of total revenues, for the fiscal years ended December 31, 2006 and 2005 are as follows:

	YEARS ENDED DECEMBER 31,
	2006		2005
Product Revenues
Utility	$ 348,895	39%	$ 157,470	30%
Logic Boards	274,590	31%	118,483	22%
Rebooting	156,655	17%	119,078	23%
Emergency Notification	56,459	6%	-	-
Irrigation	-	-	76,975	15%
Other product	15,406	2%	6,771	1%
Freight	6,834	1%	5,468	1%
Total product revenues	858,839	96%	484,245	92%

Airtime sales	40,336	4%	44,444	8%
Total revenues	$ 899,175	100%	$ 528,689	100%

Revenues for the year ended December 31, 2006 were $899,175 as compared to $528,689 for the prior year, an increase of 70% between periods. Sales of all of the Company's core products increased at least 32%% between the periods presented.  During 2005, one customer, who purchased the Company's Hydro 1 product, represented approximately 15% of the Company's total revenue. This sale was made as part of a stated-funded project in New Mexico, and the Company has not marketed or sold Hydro 1's since that time. The Company does not consider the Hydro 1 to be a core  product  that  it  markets  and  sells  on  an  ongoing  basis.

A  sustained sales and marketing effort, which began in 2005 and was enhanced in 2006  with  the  hiring  of  new  sales and marketing personnel, has allowed the company  to  stay in regular contact with and grow its customer base.   Sales to both new and existing customers contributed significantly to revenues during fiscal 2006, with sales to new customers accounting for approximately 60% of total revenues for 2006.  As a result, the company's dependence on a few large customers has continued to decrease annually since 2003.  During 2006, one new customer accounted for 14% of total revenues, and one existing customer accounted for 11% of total revenues.

Airtime revenues decreased 9%, or $4,108 between the two periods presented. Recurring monthly airtime revenues from the Company's largest customer declined significantly in July 2005 when that customer lost its own remote monitoring contract with a customer, and airtime access to more than 2,400 rebooting units was canceled.  However, the  Company has continued to add new customers subsequent to June 2005,  and as a result airtime revenues generated during the three month  period  ending  December 31,  2006  exceeded airtime revenues generated during  the  same  fiscal  quarter  of  2005 by approximately 82%.

Cost of goods sold includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs.  Cost of goods sold increased by $169,361 or 46% for 2006 from $369,331 for the prior year, but decreased as a percentage of revenues between the periods from 70% in 2005 to 60% in 2006. As a result, the Company's gross margin increased between the periods from 30% to 40%, and the Company produced $201,125 more gross margin in 2006 than it did in 2005. This improvement in gross margins is attributable to the increase in products produced during 2006 as compared to 2005, which led to volume discounts for parts and in-house production efficiencies, as well as to the mix of products sold. The increase in revenues assisted in covering fixed overhead charges at the Company's assembly facility in Denver, Colorado. The Company makes more margin dollars on the sale of its PT1000 logic boards than on any other product, and 31% of its revenues were produced by the sales of these boards in 2006 as compared to 22% in 2005.

Selling, general and administrative expenses for 2006 increased by $874,984 or 45% to $2,822,404 from $1,947,420 for 2005. During 2006, the Company recognized approximately $489,000 related to a note issued to Dutchess in exchange for consulting services performed during the year.  This increase was also due to the recognition of approximately $736,000 in cash and noncash expenses incurred with public relations firms as compared to approximately $332,000 in similar expenses incurred in 2005.  The Company also recognized $80,000 in non-cash expense associated with the vesting of options to purchase 4.0 million shares of stock which were granted to the Company's two board members, as well as approximately $91,000 in expenses incurred on a consultant hired on behalf of the Company by the two board members.  The Company also  incurred  approximately  $90,000  in  fees  for research and development  efforts  on  new  devices  capable of bi-directional communication. These expenses were offset to some degree by decreases in legal fees incurred by the Company between the periods presented, as well as a decrease in expenses associated with payroll and contract employees between years.

Interest expense incurred on non-related party debt increased $308,275 or 34% between the years presented.  The  increase  was  due  to interest expense related to the Dutchess notes  and  debentures,  several which were paid off during the first quarter of 2006  prior  to  their maturity date. When this occurs, the Company expenses any unamortized  discount  associated  with  the debt being paid off, as well as any unamortized  beneficial  conversion  expense, any unamortized expense associated with  incentive  shares  issued  with  the debt, any early redemption penalties.  During  the  first  quarter  of 2006, the Company recognized interest expense of approximately  $153,000  related  to  the  beneficial  conversion  feature  of debentures,  as  well  as approximately $192,000 in interest expense related for the value of incentive shares issued to Dutchess in exchange for money loaned to the  Company.  The Company also recognized approximately $77,000 in interest expense during the period in early redemption penalties on debentures that were paid off during the period.  During  the  second through fourth quarters of 2006, monthly  interest  expense  incurred actually declined, as most short term notes from  Dutchess  had  either  been  paid  off  or  had been rolled into long term debentures.  These  longer  term  arrangements allow the Company to expense loan discounts  and  incentive shares over longer periods of time, resulting in lower monthly  interest  accruals  than  shorter  term  notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements for 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The  Report  of  our  Independent  Registered Public Accounting Firm on the Company's financial  statements  as of and for the year ended December 31, 2006 includes a "going  concern"  explanatory  paragraph which means that the auditors expressed substantial  doubt  about  the Company's ability to continue as a going concern. Although  no  assurance  can  be  given  that  such  plans  will be successfully implemented,  management's  plans  to  address  these  concerns  include:

-  Raising working capital through additional borrowings.

-  Raising  equity  funding  through  sales  of  the  Company's  common  stock.

-  Continued implementation of the Company’s sales and marketing plans to generate additional cash flows from operations.

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

During the year ended December 30, 2006, net cash used in operating activities was approximately $1.9 million. This net cash flow deficit was covered by proceeds of approximately $2.0 million from the issuance of a note and debentures to Dutchess during the period.  Major  cash  outlays  during the period were approximately  $696,000  for  payroll/employee  benefits,  $400,000  for  public relations  efforts,  $402,000  for  inventory,  $172,000 for consulting expense, $126,000  for  sales and marketing efforts, and $90,000 for product development. The amount of net cash used in operating activities of the Company decreased each  successive  quarter  throughout  2006  as  the Company's sales levels have increased  at  a  faster  rate  than  it  has incurred expenses related to sales production.  Net cash used from operations during the first, second, third and fourth fiscal quarters of 2006 was $605,116, $586,453, $372,384 and $345,710, respectively.  Inan effort to reduce expenses, subsequent to September 30, 2006, Dutchess and  the  Company  agreed  to  terminate  their  consulting  arrangement  and to discontinue  the  advanced funding of the Company through the issuance of notes.  By doing so, the Company will no longer incur $10,000 in monthly consulting fees or  fees  and  interest  previously  incurred with the issuance of new notes and debentures.  Beginning in January 2007, the Company began accessing funds from  Dutchess  through  the  periodic  issuances  of  puts  under  its existing investment  agreement  with  Dutchess.

The Company issued 27,331,992 shares to Dutchess during 2006 which were used to pay down $1,742,767 in debt. Each note or debenture issued by the Company to Dutchess is secured by  put  notices,  which allow Dutchess to exercise puts in order to pay down on the  notes  and  debentures  if  they  want  to.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Although our financial statements necessarily make use of certain accounting estimates by management, except as described below, we believe no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.  Moreover, except as described below, the Company does not employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply.

REVENUE RECOGNITION

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied.  Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company is often prepaid for airtime services and is also occasionally prepaid for its products. These amounts are recorded as deferred revenue until the airtime services are provided or until the products have been manufactured.

STOCK-BASED COMPENSATION

During  the first quarter of fiscal 2006, the Company adopted the provisions of, and  accounts  for  stock-based  compensation  in accordance with, the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 -  revised  2004 ("SFAS 123R") "Share-Based Payment" which replaced Statement of Financial  Standards  No.  123  ("SFAS  123"),  "Accounting  for  Stock-Based Compensation"  and  supersedes  APB  Opinion  No. 25 ("APB 25"), "Accounting for Stock  Issued to Employees". Under the fair value recognition provisions of this statement,  stock-based compensation cost is measured at the grant date based on the  fair  value  of  the  award and is recognized as expense on a straight-line basis  over  the  requisite  service  period,  which  is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

We account for stock options granted to non-employees on a fair-value basis in accordance with SFAS 123R and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 157 may have on its financial statements

In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The effective date of this interpretation will be fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS

The  audited  consolidated  balance sheet of the Company as of December 31, 2006 and  related  consolidated  statements  of operations, stockholders' deficit and cash  flows  for  the  years  ended  December  31,  2006  and 2005 are included, following Item 14, in sequentially numbered pages numbered F-1 through F-19. The page numbers for the financial statement categories are as follows:

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities  Exchange  Act  of  1934) as of the year ended December 31, 2006, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive and financial officer has concluded that the disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO/CFO.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934, AS AMENDED

The following persons are executive officers and directors of the Company:

H. Douglas Saathoff, 45 - Chief Executive Officer, Chief Financial Officer

H. Douglas "Doug" Saathoff, CPA, joined the Company as its full-time Chief Financial Officer on January 1, 2003 after serving in that capacity on a part-time consulting basis beginning in October 2002.  On March 26, 2003, he was promoted to the position of Chief Executive Officer.  Prior to joining the Company, he served as Chief Financial Officer for ATSI Communications, Inc.(AMEX: AI), from June 1994 through July 2002 and as a Board Member of ATSI's publicly traded subsidiary, GlobalSCAPE, Inc. (GSCP.OB) from April 1997 through June  2002.  During  his  tenure  at  ATSI,  he  was  directly  responsible  for establishing  and  monitoring  all accounting, financial, internal reporting and external reporting functions,  and  had primary responsibility for fundraising efforts.  ATSI raised over $60 million in debt and equity financing from both individuals and institutions during Doug's tenure, and moved from the Canadian OTC market to the U.S. OTC market and eventually to a listing on the American Stock Exchange in February 2000. ATSI grew from San Antonio-based start-up with 11 employees to an international operation with in excess of 500 employees and operations in the U.S., Mexico, Costa Rica, Guatemala and El Salvador with annual revenues in excess of $60 million. He was instrumental in the acquisition of subsidiaries and customer bases, as well as the divestiture of GlobalSCAPE in June 2002.  Prior to joining ATSI, Doug served as the Accounting Manager, Controller and Financial Reporting Manager for U.S. Long Distance Corp. from 1990 to 1993.  While at USLD he was responsible for supervising all daily accounting functions, developing internal and external financial reporting of budgeted and actual information, and for preparing financial statements for shareholders, lending institutions and the Securities and Exchange Commission.  Doug also served as Senior Staff Accountant for Arthur Andersen & Co. where he planned, supervised and implemented audits for clients in a variety of industries, including telecommunications, oil & gas and financial services. Doug graduated from Texas A&M University with a Bachelor of Business Administration degree in Accounting.

Rex Lee, 44 - Vice President, General Manager

Rex Lee joined the Company in October 2005.  Mr. Lee is responsible for all wireless aspects of the Company’s sales and operations, and is responsible for monitoring customer acquisition and business development opportunities in all markets.  He is directly responsible for sales of the Company’s non-Utility products.  Mr. Lee has over 20 years of wireless experience cultivating paging, cellular, & NPCS markets nationwide. He has held national sales and management positions with full P & L responsibility with Page America, SkyTel, PageNet, Posner Telecommunications, Inc., Nextel, & Arch Wireless. For the past 8 years Mr. Lee has specialized in custom wireless data applications for NPCS products for fortune 1000/500 companies such as BP Oil, HP/Compaq, Continental Airlines, Dell Computers, AMD, 3M, Texaco, Shell Oil, The GSA and many other corporations/government agencies.

Michael Mayer, 45 - Vice President, Utility Products Division

Michael Mayer joined the Company in November 2006.  Mr. Mayer comes to Nighthawk after spending over seven years at BLP Components, where he was responsible for the development of the utility business in North and South America, including working with utilities on remote disconnect and load management projects.  He has a degree in Mechanical Engineering from New Jersey Institute of Technology and an MBA in Finance from Seton Hall University.  At Nighthawk, he will be responsible for expanding the Company’s position in the utility market.

Raymond Romero, 53 - Board Member

Ray Romero was appointed to the Board in January 2007 to serve until the next annual meeting.  He is currently the President of HERO Assemblers, LP, a Tier 1 supplier of wheel and tire assemblies to Toyota Motor Manufacturing, Texas in its San Antonio, Texas automotive assembly plant. Mr. Romero served as counsel to Nighthawk Systems from 2003-2005. He gained extensive experience in mergers and acquisitions and in regulatory matters while serving as Vice President and General Counsel to Ameritech International and then ATSI Communications, Inc. between 1991 and 2003.  Mr. Romero was also a partner in a telecommunications consulting firm based in Chicago, Competitive Strategies Group, that specialized in providing regulatory and economic advisory services to the telecommunications industry from 1997-1999.  He received his Juris Doctor from Northwestern University Law School in Chicago in 1979.

As of the date of this report, Mr. Romero is the Company’s sole board member.  As such, the Company does not have a separately-designated standing audit committee established in accordance with section 3(a) 58) (A) of the Exchange Act, or a committee performing similar functions.  Mr. Romero is an independent director, and qualifies as a financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

None

CODE OF ETHICS

Nighthawk Systems, Inc. has adopted a code of ethics that applies to the executive officers of the Company, including its Chief Executive Officer, President and Principal Accounting and Financial Officer.  A copy of the Company's code of ethics is available on the Company's corporate website at www.nighthawksystems.com, and will be provided free of charge to any person upon request.  Requests may be made by phone at (210) 341-4811.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Nonequity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
H. Douglas Saathoff Chief Executive Officer	2006 2005	$120,000 $115,000	$ - $13,500	$ - -	$ - -	$ - -	$ - -	$ - -	$120,000 128,500
Myron Anduri	2006 2005	$109,572(a) $115,000	- -	- -	- -	- -	- -	- -	$109,572 $115,000

Myron Anduri resigned as President in June 2006.  The salary amount reported for 2006 includes $17,072 related to compensation earned from 2002 to 2003.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
H. Douglas Saathoff, Chief Executive Officer	500,000	0	0.22		1/1/13	-	-	-	-
Myron Anduri	250,000	0	0.22		1/1/13	-	-	-	-

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Max Polinsky (a)	$0	$0	$40,000	$0	$0	$0	$0
Patrick Gorman (a)	$0	$0	$40,000	$0	$0	$0	$0

(a) On August 21, 2006, Max Polinsky and Patrick Gorman, then directors of the Company, were each granted 1,000,000 options to purchase common shares at a price of $0.08 per share in return for services rendered from November 2004 to November 2005, and an additional 1,000,000 options each to purchase common shares at a price of $0.08 per share for services rendered from November 2005 – November 2006. The value of these awards calculated in accordance with FAS 123R on the date of grant was $40,000 for each director.  As of December 31, 2006, Max Polinsky and Patrick Gorman each had the following option awards outstanding (each fully vested):  75,000 options exercisable at $0.22 per share, 500,000 options exercisable at $0.09 share and 2,000,000 options exercisable at $0.08 share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Common stock	Market Pulse LLC 4221 Potters Walk Atlanta, CA 30342	6,229,334 shares	6.5%

Common stock	Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP 50 Commonwealth Avenue, Ste. 2 Boston, Massachusetts 02116	5,874,500 shares	6.1%

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common stock (a)	Max Polinsky	2,825,000	2.9%
Common stock (a)	Patrick Gorman	2,675,000	2.7%
Common stock (b)	H. Douglas Saathoff	1,781,657	1.8%
Common stock (c)	Myron Anduri	250,000	-
Common stock	Directors and officers as a group	7,531,657	7.3%

NOTES:

(a)     Includes 75,000 options exercisable within 60 days at $0.22 per share, 500,000 options exercisable within 60 days at $0.09 per share, and 2,000,000 shares exercisable within 60 days at $0.08 per share.

(b)     Includes 500,000 options exercisable within 60 days at $0.22 per share and 833,333 options exercisable within 60 days at $0.07 per share.

(a)     Consists of 250,000 options exercisable within 60 days at $0.22 per share.)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

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

 (b)  None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)     Audit Fees:

Fees  billed  by our independent registered public accounting firm, GHP Horwath, P.C. for audit and review services for each of the years  2006 and 2005 were $56,821 and $37,516, respectively.

(2)     Audit-Related Fees:

None

(3)     Tax Fees:

GHP Horwath, P.C. billed the Company $26,000 for tax fees during 2006, no tax fees were incurred in 2005.

(4)     All Other Fees:

GHP Horwath, P.C. did not bill the Company any other fees during 2006 or 2005.

(5)     Audit Committee’s Pre-Approval Policies and Procedures

(i)  The board of directors, acting in lieu of an audit  committee,  approves  the scope of  services  and  fees of the independent registered public accounting firm on an annual basis, prior to  the  beginning  of  the  services.

(ii) The board of directors, acting in lieu of an audit committee, reviewed and approved 100% of the fees for the services above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

------------------------------------------------------------------------------------------------------

Board of Directors

Nighthawk Systems, Inc.

We have audited the accompanying consolidated balance sheet of Nighthawk Systems, Inc.  and subsidiary ("the Company") as of December 31, 2006, and the related  consolidated  statements  of operations, stockholders' deficit and cash flows  for  each  of  the  years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan  and  perform  the  audit  to obtain reasonable assurance about whether the financial  statements  are  free  of  material  misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An  audit  also  includes  assessing the accounting principles  used  and  significant  estimates made by the management, as well as evaluating  the  overall  financial  statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nighthawk Systems, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the  consolidated  financial  statements,  the  Company  reported  a net loss of approximately  $3.6  million  during the year ended December 31, 2006, and has a stockholders'  deficit  of approximately $1.9 million at  December 31, 2006.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 1.  The  consolidated  financial statements do not include any adjustments that  might  result  from  the  outcome  of  this  uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment”.

GHP HORWATH, P.C.

Denver, Colorado

April 17, 2007

NIGHTHAWK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

ASSETS

Current assets:
Cash	$270,910
Accounts receivable, net of allowance for doubtful accounts of $3,765	167,577
Inventories	112,513
Prepaid expenses	206,758
Total current assets	757,758

Furniture, fixtures and equipment, net	17,994
Intangibles	20,270
Other	291,571
$1,087,593
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$214,666
Accrued expenses	524,813
Line of credit	19,792
Notes payable:
Convertible debt	1,901,122
Related parties	10,841
Other	336,667
Total liabilities (all current)	3,007,901
Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 85,681,150 issued and outstanding	85,681
Additional paid-in capital	9,719,022
Accumulated deficit	(11,725,011)
Total stockholders' deficit	(1,920,308)
$1,087,593

The accompanying notes are an integral part of these financial statements.

NIGHTHAWK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2006	2005
Revenue	$899,175	$528,689
Cost of revenues	538,692	369,331
Gross profit	360,483	159,358

Selling, general and administrative expense	2,822,404	1,947,420
Loss from operations	(2,461,921)	(1,788,062)

Interest expense
Related parties	2,278	2,055
Other	1,210,814	902,539
Net loss	(3,675,013)	(2,692,656)
Less: preferred stock dividends	-	(440)
Net loss applicable to common stockholders	$(3,675,013)	$(2,693,096)
Net loss applicable to common stockholders per basic and diluted common share	$(0.05)	$(0.07)
Weighted average number of common shares outstanding - basic and diluted	69,770,137	39,094,751

The accompanying notes are an integral part of these financial statements.

NIGHTHAWK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock		Common stock		Additional	Special	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	Warrants	deficit	Total

Balances, December 31, 2004	5,000	$12,500	31,959,247	$31,960	$3,884,516	$188,775	$(5,357,342)	$(1,239,591)

Common stock issued for exercise of puts and warrants, including commissions			4,105,616	4,106	358,079			362,185

Common stock and warrants issued for cash			750,000	750	116,750			117,500

Common stock issued as incentive on notes payable			3,777,500	3,777	333,498			337,275

Common stock and options issued for consulting and other services			1,200,000	1,200	235,175			236,375

Common stock issued as settlement of lawsuit			250,000	250	22,250			22,500

Conversion of accrued liabilities to common stock			313,100	313	56,307			56,620

Conversion of debenture and accrued interest to common stock			2,761,958	2,762	252,228			254,990

Series A preferred dividend			2,487	2	(2)			-

Conversion of Series A Preferred stock to common stock	(5,000)	(12,500)	50,000	50	12,450			-

Exercise of Special Warrants			1,307,250	1,307	187,468	(188,775)		-

Beneficial conversion feature on notes payable					5,717			5,717

Net loss							(2,692,656)	(2,692,656)
Balances, December 31, 2005	-	-	46,477,158	46,477	5,464,436	-	(8,049,998)	(2,539,085)

Common stock issued for exercise of puts and warrants, including commissions			27,331,992	27,332	1,715,435			1,742,767

Common stock issued as incentive for notes payable	5		5,353,666	5,354	332,626			337,980

Common stock issued for consulting services			8,925,000	8,925	388,075			397,000

Common stock converted to warrants			(3,256,666)	(3,257)	3,257

Warrant to purchase common stock (notes payable)					130,000			130,000

Conversion of accrued expenses to common stock			850,000	850	34,150			35,000

Beneficial conversion feature on notes payable					1,544,666			1,544,666

Stock-based compensation, vesting of options					106,377			106,377

Net loss							(3,675,013)	(3,675,013)
Balances, December 31, 2006	-	$-	85,681,150	$85,681	$9,719,022	$-	$(11,725,011)	$(3,080,503)

The accompanying notes are an integral part of these financial statements.

NIGHTHAWK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2006	2005
Cash flows from operating activities:
Net loss	$(3,675,013)	$(2,692,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,069	6,438
Bad debt expense	5,794	1,861
Impairment charge	12,144	-
Stock-based compensation, vesting of options	106,377	-
Loan discounts and warrants	133,789	327,032
Amortization of beneficial conversion feature	384,472	5,717
Common stock issued for consulting services	237,000	258,250
Common stock issued for interest	88,109	14,365
Shares and warrants issued as incentives for debt issuance	293,473	275,142
Common stock issued in settlement for lawsuit	-	22,500
Note payable issued for consulting services	488,717	8,283
Notes payable issued for interest	-	251,636
Stock options issued for consulting services	-	13,875
Changes in operating assets and liabilities:
Increase in accounts receivable	(90,166)	(39,312)
Increase in inventories	(32,636)	(53,168)
Decrease (increase) in prepaids	(7,004)	10,329
Increase in intangible and other assets	(12,865)	(5,807)
Decrease in accounts payable	(70,583)	(132,005)
Increase in accrued expenses	218,660	84,869
Total adjustments	1,765,350	1,050,005
Net cash used in operating activities	(1,909,663)	(1,642,651)
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(14,635)	(6,802)
Net cash used in investing activities	(14,635)	(6,802)
Cash flows from financing activities:
Payments on notes payable, related parties	(3,553)	(1,008)
Proceeds from notes payable, other and warrants	2,050,000	1,461,133
Payments on notes payable, other	(7,435)	(21,410)
Proceeds from sale of note	-	3,000
Net proceeds from the sale of common stock and the exercise of puts and warrants	64,990	237,825
Net cash provided by financing activities	2,104,003	1,679,540
Net increase in cash	179,705	30,087
Cash, beginning balance	91,205	61,118
Cash, ending balance	$270,910	$91,205
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$32,668	$38,717
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued as payments on notes payable, including commissions	$1,772,081	$250,952
Common shares issued as incentives on notes payable	$385,980	$337,275
Common shares and options issued for prepaid consulting agreements	$-	$236,375
Conversion of accrued expenses to common stock	$35,000	$56,620
Conversion of Series A preferred stock to common stock	$-	$12,500
Conversion of Special Warrants to common stock	$-	$188,775
Conversion of notes payable and accrued interest to common stock
Notes payable	$-	$240,625
Accrued interest	-	14,365
Total amount converted	$-	$254,990
Preferred stock dividends issued in common stock	$-	$440

The accompanying notes are an integral part of these financial statements.

NIGHTHAWK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

1.     BUSINESS ACTIVITIES, GOING CONCERN, RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

BUSINESS ACTIVITIES

Nighthawk Systems, Inc.  ("the  Company") designs and manufactures intelligent wireless  power  control  products  that  enable  simultaneous  activation  or de-activation  of  multiple  assets  or systems on demand. Nighthawk's installed customer base includes major electric utilities, internet service providers and fire departments in over 40 states. Nighthawk's products also enable custom message display, making them ideal for use in traffic control and emergency notification situations.  Nighthawk products enable customers to wirelessly extend their reach, allowing them to turn on, off or reboot remotely located equipment at any time, from anywhere.  These products  allow  for  intelligent  control  by interpreting  instructions  sent  via  wireless  media,  and  executing  the instructions  by  'switching'  the  electrical  current  that powers the device, system  or  process.  Nighthawk's  products  can  be  activated individually, in pre-defined groups, or en masse, and for specified time periods with  a  simple  click  of  a  mouse  or  by  dialing  a  telephone  number.

The financial statements of the Company also include its non-operating subsidiary, Perergine Control Technologies, Inc.  Intercompany accounts and transactions have been eliminated in consolidation,

GOING CONCERN, RESULTS OF OPERATIONS AND MANAGEMENT’S PLANS

The  Company  incurred  a net loss of approximately $3.7 million during 2006  and  had  negative working capital of approximately $2.3 million and a stockholders' deficit of approximately  $1.9  million  as  of  December 31, 2006. The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve profitability and positive cash flows from operations  Although  no  assurance  can  be  given  that  such  plans  will be successfully implemented,  management's  plans  to  address  these  concerns  include:

-  Raising working capital through additional borrowings.

-  Raising  equity  funding  through  sales  of  the  Company's  common  stock.

-  Implementation of the Company’s sales and marketing plans.

In 2004, the Company signed an investment agreement with Dutchess Private Equities, II, L.P.  ("Dutchess")  under which Dutchess agreed to purchase up to $10.0 million  in common stock from the Company, at the Company's discretion, over a three  year period,  subject to certain limitations including the Company's then current  trading  volume (Note 7).  Although  the  amount  and  timing  of  specific cash infusions  available  under the entire financing arrangement cannot be predicted with  certainty, the arrangement represents a contractual commitment by Dutchess to  provide  funds  to  the  Company.  Since  entering into the arrangement with Dutchess,  the  Company  has  utilized  the arrangement to obtain enough cash to cover  its  operating  cash  flow  deficits  on  a  monthly  basis.  Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts, and to cover cash flow deficiencies.

The  accompanying  financial statements do not include any adjustments relating  to  the  recoverability and classification of assets or the amounts of liabilities  that  might  be  necessary  should  the  Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied.  Revenues from equipment sales are recognized either on the completion of the manufacturing process, or upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company is often prepaid for airtime services and is also occasionally prepaid for its products. These amounts are recorded as deferred revenue until the airtime services are provided or until the products have been manufactured. Airtime services revenue was not significant in 2006 or prior years.

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.  Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition and its relationships with its customers to reduce the risk of loss.  The maximum loss that might be sustained if customer receivables are not collected is limited to the carrying amount of the accounts receivable, net of the allowance for doubtful accounts.  Approximately $106,347 of this balance, or 63%, was from one customer and was collected in full subsequent to December 31, 2006.

During 2006, two customers accounted for approximately 14% and 11% of total revenue, respectively. During 2005, two customers accounted for approximately 15% and 12% of total revenue, respectively.

During 2006, the Company's four largest suppliers accounted for approximately 51%, 12%, 11% and 10%, respectively, of the Company's purchases of pre-manufactured component materials. During 2005, the Company's single largest supplier accounted for approximately 54% of the Company's purchases of pre-manufactured component materials.  As  the pre-manufactured components are a crucial integral component of  the  Company's  product,  the  loss  of  one  or more of the Company's major suppliers  could  have  an  adverse  effect  on  the Company's ability to maintain production of its products on a cost effective basis in the future.

INVENTORIES

Inventories consist of parts and pre-manufactured component materials ($107,069 at December 31, 2006) and finished goods ($11,744 at December 31, 2006).  Inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market.  The elements of cost in inventories include materials, labor and overhead.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of five to seven years.

INTANGIBLE ASSETS

Intangible assets include the costs of patent applications now pending.   If the patents are  granted,  the  Company  will  then  begin  to amortize the patents over the shorter  of  the  lives  of  the patents or the estimated useful lives using the straight-line  method, subject to periodic evaluation for possible impairment.  Based on its review, management determined that an impairment of patents existed at December 31, 2006 and therefore, recorded an impairment charge of $12,144 in the fourth quarter of 2006 that is included in selling, general and administrative expenses.

ADVERTISING

Advertising costs are expensed as incurred.  For the years ended December 31, 2006 and 2005, advertising costs were approximately $34,720 and $17,570, respectively.

DERIVATIVE INSTRUMENTS

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock.  In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity.  In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument.  The Company accounts for derivative instruments under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY SETTLED IN THE COMPANY’S COMMON STOCK:

The Company accounts for obligations and instruments potentially to be settled in the Company’s stock in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s stock.  Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation.  All contracts are initially measured at fair value and subsequently accounted for based on the then current classification.  Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity.  For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities.  If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings.  The classification of a contract is reassessed at each balance sheet date.

FINANCIAL INSTRUMENTS

The  carrying  amounts  of  cash,  accounts  receivable  and  accounts  payable approximate  their  fair values due to their short duration. Notes payable to unrelated parties with floating or fixed interest rates approximate their fair values based on current market rate information. The fair values of notes payable to related parties are not practicable to estimate based upon the related party nature of the underlying transactions.

NET LOSS PER SHARE

Basic  net  loss  per  share  is computed by dividing the net loss applicable to common  stockholders  by  the  weighted-average number of shares of common stock outstanding  for  the  year.  Diluted  net loss per share reflects the potential dilution  that  could  occur  if dilutive securities were exercised or converted into  common  stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a  loss  or  increase earnings per share.  For the years ended December 31, 2006 and 2005, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share.  Accordingly,  the  weighted  average  shares outstanding  have  not  been  adjusted  for  dilutive  shares.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated. In connection with our adoption of SFAS 123R, we applied the provisions of Staff Accounting Bulletin No. 107 (SAB 107), which was issued by the Securities and Exchange Commission (SEC) to provide interpretive guidance regarding application of SFAS 123R.

As a result of the adoption of SFAS 123R on, the 2006 net loss increased $106,377 and net loss per weighted average common share outstanding—basic and diluted increased by less than $.01 per share.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of an award. The Company used the graded vesting attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R. Beginning in 2006, the Company changed to the straight-line attribution method to recognize expense for new options granted , however, expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded vesting attribution method.

The estimated fair value of options granted in 2006 and 2005 were calculated using the following estimated weighted average assumptions:

	2006	2005

Stock options granted	5,200,000	725,000
Weighted-average exercise price	$0.07	$0.14
Weighted-average grant date fair value	$0.024	$0.086
Assumptions:
Expected volatility	1.117-1.376%	1.117-1.31%
Expected term (in years)	2 years	2 years
Risk-free interest rate	4.50%	4.50%
Dividend yield	0%	20%

Most of the employee options vest over 3 years, which is considered to be the requisite service period. In 2006, 50,000 shares were issued to one employee and were vested immediately.  Additionally, stock options issued in exchange for consultant services vest over the period defined in the contract.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.

The Company currently expects, based on an analysis of historical forfeitures that approximately 82% of our options will actually vest, and therefore have applied a forfeiture rate of 18% per year to all unvested options as of December 31, 2006. This analysis will be re-evaluated periodically and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Expected volatilities are based on the historical volatility of the price of our common stock. The expected term of options is derived based on the sum of the vesting term plus the original option term, divided by two.

The following table details the effect on net loss and net loss per weighted average common share outstanding had stock-based compensation been recorded for the year ended December 31, 2005 based on the fair-value method under SFAS 123.

2005
Net loss, as reported	$ (2,692,656)
Deduct total stock-based employee compensation expense determined under the fair-value based method for all awards, net of tax	(20,265)

Pro forma net loss	$ (2,712,921)

Net loss per weighted average common share outstanding—Basic and diluted—pro forma	$ (0.07)

Net loss per weighted average common share outstanding-Basic and diluted-as reported	$ (0.07)

The Company accounts for stock options granted to non-employees on a fair-value basis in accordance with SFAS No. 123R and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 157 may have on its financial statements

In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The effective date of this interpretation will be fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements

3.    FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consist of the following at December 31, 2006:

Equipment	$46,395
Furniture and fixtures	5,646
Software	6,248
58,289
Less accumulated depreciation	(40,295)
$17,994

4.     COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office and warehouse space under month-to-month operating leases in Denver, Colorado and San Antonio, Texas. Rent expense incurred for the years ended December 31, 2006 and 2005 was approximately $34,200 and $29,600, respectively.

LITIGATION

In  April  2004,  the  Company,  along with current officers, board members, and several  of  the  Company's former directors, were sued by  a former director and former member of management for,  among other things, breach of contract for unlawful termination and failure to provide stock allegedly promised during the period of their service for part of 2001 and  part  of  2002.  In July 2005, the Company settled these claims for a total of 250,000 shares of unregistered common stock and $10,000 in cash.  The Company recognized $32,500 of expense in 2005 in relation to this settlement.

Certain claims and lawsuits have arisen against the Company in its normal course of business.  The  Company believes that such claims and lawsuits have not had, and  will  not  have,  a  material  adverse  effect  on  the Company's financial position,  cash  flow  or  results  of  operations.

5.    INCOME TAXES

Deferred  tax  assets  and  liabilities  are  recorded  based  on the difference  between  the  tax bases of assets and liabilities and their carrying amount  for  financial  reporting purposes, as measured by the enacted tax rates and  laws  that  will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated.  A valuation  allowance is required to reduce the deferred tax assets reported if, based on the weight  of  the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a valuation allowance at December 31, 2006 and 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized ($0).  The change in the valuation allowance for the current year is a net increase of $1,371,000. At  December  31,  2006,  the  Company  has  approximately  $11.0 million of net operating  loss  carryforwards,  which  expire  from 2014 through 2026.  The net operating loss carryforwards include losses from the acquisition of PCT and may be subject to certain restrictions in the future.

Income tax benefit consists of the following:

	YEARS ENDED DECEMBER 31,
	2006	2005
Deferred tax benefit
Federal	$(1,187,000)	$(868,000)
State	(184,000)	(134,000)
	(1,371,000)	(1,002,000)
Increase in valuation allowance	1,371,000	1,002,000
	$-	$-

The  difference  between  the  expected  tax  (benefit)  computed at the Federal statutory  income tax rate of 34% and the effective tax rate for the years ended December 31, 2005 and 2004 follows:

	YEARS ENDED DECEMBER 31,
	2006		2005
	AMOUNT	%	AMOUNT	%
Computed "expected" tax	$1,250,000	34%	$(916,000)	34%
State income taxes, net of federal income tax benefit	123,000	3%	(88,000)	3%
Increase in valuation allowance	1,371,000	(37)%	1,002,000	(37)%
Non-deductible expenses and other	2,000	0%	2,000	0%
	$-	0%	$-	0%

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

	YEARS ENDED DECEMBER 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$4,110,000	$2,739,000
Valuation allowance	(4,110,000)	(2,739,000)
Net deferred tax assets	$-	$-

6.    LINE OF CREDIT

The Company has $19,792 outstanding at  December  31,  2006 under a $20,000 unsecured  line of credit with a bank.  Borrowings under the line of credit bear interest at an annual rate of 11.25% at December 31, 2006.  Interest is due monthly.  The line of credit is guaranteed by three stockholders and an officer of the Company.

7.    NOTES PAYABLE

At December 31, 2006, notes payable consist of the following:

Related parties:
Note payable, officer; unsecured; interest at prime rate plus 5.5% (13.75 % at December 31, 2006); due on demand	$9,247
Note payable, officer; unsecured; interest at 23.99%, revolving	1,594
$10,841
Other:
Convertible note payable to stockholder, 8% interest rate, in default as of the date of this report, collateralized by all assets of the Company(1)	$160,000
Notes payable to stockholder, 8% interest rate, in default as of the date of this report, collateralized by all assets of the Company (1)	165,000

Unsecured note with a financial institution, 18.24% interest rate, interest and principal due monthly through November 2008	11,667
$336,667

Convertible debt:
Dutchess convertible debenture, 10% interest rate, due December 12, 2009	$1,303,924
Dutchess convertible debenture, 5% interest rate, due December 1, 2010	500,000
Dutchess convertible debenture, 10% interest rate, due March 11, 2011	137,084
Dutchess convertible debenture, 10% interest rate, due April 19, 2011	165,000
Dutchess convertible debenture, 10% interest rate, due June 15, 2011	205,000
Dutchess convertible debenture, 10% interest rate, due July 6, 2011	135,000
Dutchess convertible debenture, 10% interest rate, due August 21, 2011	99,930
Dutchess convertible debenture, 10% interest rate, due September 27, 2011	185,000
Dutchess convertible debenture, 10% interest rate, due October 6, 2011	105,000
Dutchess convertible debenture, 10% interest rate, due October 25, 2011	225,379
$3,061,317
Less unamortized discount	(1,160,195)
1,901,122

1) Subsequent to December 31, 2006, the Company paid $150,000 to the stockholder. The Company and the stockholder remain in discussions as of the date of this report to either convert the remaining notes to common stock of the Company or to extend the terms.

DUTCHESS TRANSACTIONS – 2006

During 2006, the Company borrowed a total of $2,050,000 (net of in offering costs and discounts, discussed below) from Dutchess in exchange for 11 convertible debentures, convertible at anytime at the option of Dutchess, bearing interest at 10%, and maturing between January 2007 and October 2011.  Although Dutchess has not provided any indication it will do so, each of the debenture agreements contain a provision under which Dutchess may request the Company to make amortizing payments on a monthly basis in an amount to be determined by the Company and Dutchess.  As such, the total amount of debentures outstanding is classified as a current liability.  Seven debentures are convertible at the lower of 75% of the market price of the Company’s common stock on the date of conversion or at prices between $0.026 and $0.075 per share.  Three debentures are convertible at the lower of 70% of the market price of the Company’s common stock at the date of conversion or at $0.02 per share.  Along with eight of the debentures, the Company issued 5,353,666 incentive shares valued at $337,980; along with three of the debentures, the Company issued warrants (valued at $130,000) to purchase up to 3,100,000 shares of the Company’s common stock at $0.001 per share and expiring in 2013.  All of the debentures outstanding at December 31, 2006, contain a clause calling for an early redemption penalty of 20%.

Upon the issuance of each debenture, the Company made an assessment in order to determine if the conversion options embedded in the debentures required bifurcation.  Based on those assessments, it was determined that conversion features were not required to be bifurcated and therefore the Company recorded beneficial conversion features pursuant to EITF 98-5 and EITF 00-27, which are being amortized to interest expense over the terms of the related debentures.  The total aggregate beneficial conversion feature amount recorded in 2006 was $1,544,667, and the total amount amortized to interest expense was $384,472.  One of the debentures issued in January 2006, with a face amount of $294,000 was issued at a $49,000 discount from the face amount.

During 2006, approximately $1,727,163 of debentures were converted into 24,837,371 shares of the Company’s common stock.  Total interest expense in 2006 related to the Dutchess debentures, which included amortization of the beneficial conversion features and $42,145 of early redemption penalties was $1,168,657, which represented an effective interest rate of 55%.

DUTCHESS TRANSACTIONS – 2005

During 2005, Dutchess loaned the company net cash proceeds of $1,461,133 in the form of short-term promissory notes and long-term convertible debentures.  The promissory notes had no stated interest rate but had a face amount greater than the funded amount.  The notes were recorded by the Company at the discounted amount, and the difference between the face and funded amount was recognized as interest expense over the life of the loan.  Outstanding principal balances on promissory notes that matured during 2005 were rolled into new promissory notes or debentures, along with a 10% penalty on the face amount of the note that expired.  The convertible debentures carried annual interest rates of 10% and were convertible at anytime at the option of Dutchess at the lower of.  Dutchess also received incentive shares on all loans and rolloever loans made to the Company.  These incentive shares were recorded as prepaid interest and expensed over the life of the loan.  As collateral for the promissory notes, Dutchess holds put notices which it may exercise in order to pay down the note balances.  The following paragraphs describe activity during 2005 on notes and debentures between the Company and Dutchess.

During  2005,  Dutchess  was  issued  2,761,958  shares  of common stock in exchange  for  converting  the  remaining  $254,990 in outstanding principal and interest  on the $250,000 convertible debenture entered into during August 2004.

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

On August 3, 2005, Dutchess loaned the Company $130,000.  The note had no stated interest rate but had a face amount of $156,000 and matures on August 3, 2006. Dutchess was issued 285,000 incentive shares of unregistered common stock for the note, which makes the implied annual interest rate 41.7%.  The Company made $30,667 in payments against this note prior to December 31, 2005 through the exercise of puts under its investment agreement.

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

On October 3, 2005, Dutchess loaned the Company $145,000 under a convertible debenture that matures on October 3, 2010.  The debenture has a stated annual interest rate of 10%, and was convertible at any time at the lesser of 75% of the market price of the Company’s common stock on the date of conversion, or $0.075 per share.  Dutchess was issued 362,500 incentive shares of unregistered common stock for the note, which makes the implied annual interest rate 13.5%.  The Company did not make any payments against this debenture prior to December 31, 2005.

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

On  December  30, 2005, Dutchess converted the outstanding principle balances on notes  dated  May  12,  May  19,  June  8  and  July 8 2005, plus combined total penalties  of  $130,015,  into  a  $1,419,836 convertible debenture that matures December  30,  2009. The debenture has a stated annual interest rate of 10% and is convertible at any time at the lesser of 75% of the market price or of the Company’s common stock on the date of conversion, or $0.075 per share.  No incentive  shares  were  issued  for  this  debenture, and no payments were made against  the  debenture  prior  to  December  31,  2005.

OTHER DUTCHESS-RELATED NOTE TRANSACTIONS

Effective December 1, 2005, the Company entered into a 12-month consulting services agreement with Dutchess Advisors LLC (“Dutchess Advisors”), an entity affiliated with Dutchess, under which Dutchess Advisors provided consulting services in regards to the Company’s operations, business  strategy  and capital structure.  As compensation under the agreement, the Company paid Dutchess Advisors cash of $10,000 per month, and for $3,000 sold Dutchess Advisors a $500,000, 5% convertible debenture that matures in December 2010.  This note is convertible into shares of common stock at the lesser of 75% of the market price of the Company’s common stock on the date of conversion or $0.0354 per share.  Prepaid consulting services were recorded in December 2005, and were amortized on a straight-line basis as earned over the 12-month period. During the years ended December 31, 2006 and 2005, $488,717 and $8,283 was expensed.

During the first quarter of 2007, the Company issued 5,273,780 shares to Dutchess valued at $360,874 (the market value of the common stock on the date of the transaction).  The Company received $146,968 in cash proceeds and the remainer was used to pay down certain outstanding debentures. Additionally, Dutchess converted $31,032 of a debenture to 770,666 shares of common stock.

8.     STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

In 2005, 5,000 shares of outstanding preferred stock were converted to 50,000 common shares of the Company and preferred stock dividends of $440 were paid in the form of 2,487 common shares of the Company.

COMMON STOCK

The Company held a special shareholders' meeting in January 2005 where an amendment to the Amended and Restated Articles of Incorporation of Nighthawk Systems, Inc. was approved to increase the number of authorized shares of common stock from 50,000,000 to 200,000,000.

During 2005, the Company sold 650,000 shares of common stock to an investor for cash at $0.15 per share for proceeds of $97,500.  Warrants to purchase 650,000 shares of common stock at an exercise price of $0.25 per share were also included in the sale.  The Company did not publicly offer the securities for sale.  Also during 2005, the Company sold 100,000 shares of common stock to a business partner of the Company's Chairman for $20,000.  The Company did not publicly offer the securities for sale.

During 2005, Dutchess was issued 2,761,958 shares of common stock in exchange for converting the remaining $254,990 in outstanding principal and interest on a $250,000 convertible debenture entered into in 2004.  The Company also issued 3,820,154 shares of common stock to Dutchess for $342,477.  Of this total, $245,384 in cash proceeds were used to pay down existing note balances, and the remaining $97,093 was used for working capital purposes.  Dutchess also exercised 250,000 warrants and received 250,000 shares of common stock in return for $31,250 in cash proceeds to the Company.  Of this total, $15,000 was used to pay down an existing note balance, and the remainder was used by the Company for working capital purposes.

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

During 2006, the Company issued 8,925,000 unregistered shares of common stock to consultants for services to be performed. The Company recognized $237,000 in expense related to these contracts during the year, and has recorded an additional $197,500 in prepaids related to two of the contracts as of December 31, 2006. The prepaid balance at December  31, 2006,  is related to  a 3.5 month consulting services agreement  with  a  third  party,  in  which  this  party agreed to provide public relations services. Compensation consists of $50,000 in cash (of which $25,000 was paid in December 2006 and $25,000 was accrued at December 31, 2006, and paid in January 2007) and 4,000,000 non-forfeitable, fully vested shares of the Company’s common stock valued at $160,000 (based on a closing market price of $0.04 per share at the measurement date, the date the transaction was entered into).  The deferred cost is being amortized on a straight-line basis as earned over the 3.5-month period from the date of the agreement. During the year ended December 31, 2006, approximately $31,700 was expensed.

During 2006, the Company issued options to purchase 950,000 shares to employees, 250,000 shares to a consultant and 4,000,000 shares to its board members. The Company recognized $106,377 in non-cash compensation expense in 2006 for the vesting of these options.

In 2006, the Company exchanged of 3,256,666 shares of its outstanding common stock previously issued to Dutchess for seven-year warrants to purchase an equal number of shares of Company common stock for $0.001 per share.

The  Company  recognized  $359,369 of  beneficial  conversion  feature as interest expense  during  2006  related  to  debentures  held  by  Dutchess.

Common stock warrant transactions during 2006 and 2005 are summarized below:

		WEIGHTED AVERAGE
	WARRANTS	EXERCISE PRICE

Outstanding at December 31, 2004	6,615,056	$0.19
Granted	-	-
Exercised	(250,000)	0.13
Forfeited	(1,075,000)	0.25
Other (a)	(2,010,050)	0.10

Outstanding at December 31, 2005	3,280,006	0.27

Granted	3,100,000	0.001
Exercised	-	-
Forfeited	(3,280,006)	0.27
Other (b)	3,256,666	0.001

Outstanding at December 31, 2006	6,356,666	$0.001

(a)  Based on an agreement signed in 2003, one warrant holder could exercise up to $200,000 in warrants prior to March 31, 2005 at the lesser of $2.00 per share or 50% of the consecutive 10-day average closing price prior to the election to exercise the warrant.  As  of  December  31,  2004, the holder had the right to exercise  up  to  2,010,050 warrants at $0.0995 each, so the entire balance of 2,010,050 was  deducted  from  the  totals  during  2005 when the warrant expired.

(b)  Warrants issued to Dutchess in exchange for 3,256,666 shares as explained above.

9.     RELATED PARTY TRANSACTIONS

During 2005, the Company issued 175,000 shares of the Company's common stock to a business partner of the Company’s Chairman in full payment of $20,000 in services rendered in a prior year. Also in 2005, the Company sold 100,000 shares of common stock to this same individual for $20,000.

10.     STOCK OPTIONS

The Nighthawk Systems, Inc. 2003 Stock Option Plan (the “Plan”) provides for awards in the form of options, including incentive stock options and non-qualified stock options.  Under the plan, options granted vest at a rate set by the board of directors or committee appointed by the board directors, and options are exercisable up to 10 years from the date of grant at not less than 100% of the fair value of the common stock on the date of grant. If the option holder owns 10% or more of the Company's common stock, the options are exercisable at not less than 110% of the fair value of the common stock on the date of grant. The number of shares eligible for distribution under the plan is 5,000,000.

During  2005,  the  Company  granted  a  total  of 550,000 options to employees  which vest in thirds over a three-year period, and an additional 175,000 options  to consultants which  vested  immediately  during  the  year.  The Company recorded $13,875 in non-cash expense during 2005 related to the options awarded to consultants.  During 2006, the Company issued options to purchase 50,000 shares to one employee which vested immediately and 900,000 to two employees which vest annually over three year periods.  A total of $15,177 of non-cash expense was recognized during 2006 for these and previously issued options to employees which vested during the year.  The Company also issued options to purchase 250,000 shares to a consultant and options to purchase 4,000,000 shares to its board members during the year which vested immediately. The Company recognized $11,200 and $80,000 in non-cash compensation expense during 2006 related to these options, respectively.

The following summarizes the stock option activity for the years ended December 31, 2005 and 2006:

		WEIGHTED AVERAGE
	OPTIONS	EXERCISE PRICE
2005
Outstanding at beginning of year	3,035,000	$0.17
Options granted	725,000	0.14
Options exercised	-	-
Options forfeited or expired	(250,000)	0.20
Outstanding at end of year	3,510,000	0.16
Options exercisable at year end	2,690,000	0.16
Options available for grant at end of year under 2003 Plan	1,935,000

2006
Outstanding at beginning of year	3,510,000	$0.16
Options granted	5,200,000	0.07
Options exercised	-	-
Options forfeited or expired	-	-
Outstanding at end of year	8,710,000	0.11
Options exercisable at year end	7,485,000	0.16
Options available for grant at end of year under 2003 Plan	985,000

SIGNATURES

Pursuant  to  the requirements of Section 13 or 15(d) of the Securities Exchange Act  of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto  duly  authorized.

Date:	April 17, 2007		NIGHTHAWK SYSTEMS, INC.

		By:	/s/ H. DOUGLAS SAATHOFF
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

Signature	Title	Date

/s/ Raymond G. Romero	Director	April 17, 2007
Raymond G. Romero