Form 10QSB
period 2007-03-31
NIGHTHAWK SYSTEMS INC
filed 2007-05-16
CIK 1084475

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark  One)

[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended March 31, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the transition period from _________ to ________

Commission File Number: 0-30786

NIGHTHAWK SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0627349
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

10715 Gulfdale, Suite 200

San Antonio, TX  78216

(Address of principal executive offices)

210 341-4811

(Issuer's telephone number)

__________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required to be filed by Section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check  whether  the  registrant  filed  all documents and reports required to be filed  by  Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities  under  a  plan  confirmed  by  a  court.  Yes  [  ]  No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As  of  May  15,  2007,  there were 100,206,505 shares of common stock, par value $.001  per  share,  of  the  registrant  issued  and  outstanding.

Transitional Small Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

NIGHTHAWK SYSTEMS, INC.

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2007

(unaudited)

ASSETS	MARCH 31, 2007
Current assets:
Cash	$88,544
Accounts receivable	83,720
Inventories	112,069
Prepaid expenses	28,865
Total current assets	313,198

Furniture, fixtures and equipment, net	16,419
Intangible assets	20,270
Other	217,705
$567,592
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$207,332
Accrued expenses	611,017
Line of credit	19,692
Notes payable:
Convertible debt, net of discount of $882,129	1,858,925
Related parties	10,434
Other	184,640
Total liabilities (all current)	2,892,040

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 96,098,850 issued and outstanding	96,099
Additional paid- in capital	10,421,766
Accumulated deficit	(12,842,313)
Total stockholders' deficit	(2,324,448)
$567,592

The accompanying notes are an integral part of these financial statements.

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Revenue	$212,021	141,387
Cost of revenues	126,104	98,812
Gross profit	85,917	42,575
Selling, general and administrative expense	711,334	757,220
Loss from operations	(625,417)	(714,645)
Interest expense:
Related parties	480	684
Other	491,405	600,352
	491,885	601,036
Net loss	(1,117,302)	(1,315,681)
Net loss per basic and diluted common share	($0.01)	($0.02)
Weighted average number of common shares outstanding
basic and diluted	90,083,937	58,219,769

The accompanying notes are an integral part of these financial statements.

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

 THREE MONTHS ENDED MARCH 31, 2007

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total

Balances, December 31, 2006	85,681,150	$85,681	$9,719,022	$(11,725,011)	$1,920,308

Common stock issued upon exercise of puts, including commissions	9,647,034	9,647	607,505		617,152

Common stock issued for note conversion	770,666	771	26,973		27,744

Stock-based compensation, vesting of options			68,266		68,266

Net loss				(1,117,302)	(1,117,302)
Balance as of March 31, 2007	96,098,850	$96,099	$10,421,766	$(12,842,313)	$2,324,448

The accompanying notes are an integral part of these financial statements.

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Cash flows from operating activities:
Net loss	($1,117,302)	($1,315,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,535	2,384
Employee options vested	68,266	2,988
Loan discounts and warrants	-	111,250
Amortization of discount on debt	278,066	153,269
Common stock issued for consulting services	120,000	177,000
Common stock issued for interest	-	88,109
Shares issued as incentives on notes payable	73,866	193,192
Note payable issued for consulting	-	24,850
Changes in assets and liabilities:
Decrease in accounts receivable	83,857	3,795
(Increase) decrease in inventories	444	(80,955)
(Increase) decrease in prepaid expenses	31,227	(2,756)
Increase (decrease) in accounts payable	(7,334)	7,598
Increase in accrued expenses	186,242	29,841
Total adjustments	837,169	710,565
Net cash used in operating activities	(280,133)	(605,116)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(959)	(8,861)
Net cash used in investing activities	(959)	(8,861)

Cash flows from financing activities:
Payments on notes payable, related parties	(407)	(448)
Proceeds from notes payable, other	-	635,000
Payments on notes payable, other	(152,028)	(1,880)
Payments on line of credit	(100)	-
Net proceeds from the issuance of common stock	251,261	-
Net cash provided by financing activities	98,726	632,672

Net (decrease) increase in cash	(182,366)	18,695
Cash, beginning balance	270,910	91,205
Cash, ending balance	$88,544	$109,900

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(unaudited)

(CONTINUED)

Supplemental disclosures of cash flow information:	MARCH 31,
	2007	2006

Cash paid for interest	$7,024	$8,269
Supplemental disclosure of non-cash investing and financing activities:

Common shares issued as incentive interest on notes payable		$148,880

Common shares issued for consulting agreements		$237,000

Common shares issued as payments on notes payable, other	$398,373	$1,205,334

Conversion of accrued expenses to common stock	$ -	$35,000

Conversion of notes payable to common stock	$27,744

The accompanying notes are an integral part of these financial statements.

NIGHTHAWK SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

1.  ORGANIZATION, GOING  CONCERN  AND MANAGEMENT'S PLANS

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Nighthawk Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2007, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the quarter ended March 31, 2007, are not necessarily an indication of operating results for the full year.

ORGANIZATION

The  Company designs and manufactures intelligent wireless  power  control  products  that  enable  simultaneous  activation  or de-activation  of  multiple  assets  or systems on demand. Nighthawk's installed customer base includes major electric utilities, internet service providers and fire departments in over 40 states. Nighthawk's products also enable custom message display, making them ideal for use in traffic control and emergency notification situations.  Nighthawk products enable customers to wirelessly extend their reach, allowing them to turn on, off or reboot remotely located equipment at any time, from anywhere.  These products  allow  for  intelligent  control  by interpreting  instructions  sent  via  wireless  media,  and  executing  the instructions  by  'switching'  the  electrical  current  that powers the device, system  or  process.  Nighthawk's  products  can  be  activated individually, in pre-defined groups, or en masse, and for specified time periods with  a  simple  click  of  a  mouse  or  by  dialing  a  telephone  number.

The financial statements of the Company also include its non-operating subsidiary, Perergine Control Technologies, Inc.  Intercompany accounts and transactions have been eliminated in consolidation.

GOING  CONCERN AND  MANAGEMENT'S  PLANS

The  Company  incurred  a net loss of approximately $1.1 million during the three month period ended March 31, 2007  and  had  negative working capital of approximately $2.6 million and a stockholders' deficit of approximately  $2.3  million  as  of  March 31, 2007. The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve profitability and positive cash flows from operations  Although  no  assurance  can  be  given  that  such  plans  will be successfully implemented,  management's  plans  to  address  these  concerns  include:

-  Raising working capital through additional borrowings.

-  Raising  equity  funding  through  sales  of  the  Company's common  stock.

-  Implementation of the Company’s sales and marketing plans.

In 2004, the Company signed an investment agreement with Dutchess Private Equities, II, L.P.  ("Dutchess")  under which Dutchess agreed to purchase up to $10.0 million  in common stock from the Company, at the Company's discretion, over a three  year period,  subject to certain limitations including the Company's then current  trading  volume (Note 3).  Although  the  amount  and  timing  of  specific cash infusions  available  under the entire financing arrangement cannot be predicted with  certainty, the arrangement represents a contractual commitment by Dutchess to  provide  funds  to  the  Company.  Since  entering into the arrangement with Dutchess,  the  Company  has  utilized  the arrangement to obtain enough cash to cover  its  operating  cash  flow  deficits  on  a  monthly  basis.  Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement to help it fund near-term and long-term sales and marketing efforts, and to cover cash flow deficiencies.

The  accompanying  financial statements do not include any adjustments relating  to  the  recoverability and classification of assets or the amounts of liabilities  that  might  be  necessary  should  the  Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The Company adopted FIN 48 for the fiscal year beginning January 1, 2007.  The Company did not have any unrecognized tax benefits and there was no effect on The Company’s financial condition or results of operations as a result of implementing FIN 48.  The Company files income tax returns in the U.S. federal and state of Colorado jurisdictions.  The Company is no longer subject to tax examinations for years before 2004, and management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.  The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized by the Company during the quarter related to unrecognized tax benefits.  The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

2.  SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition and its relationships with its customers to reduce the risk of loss.  The maximum loss that might be sustained if customer receivables are not collected is limited to the carrying amount of the accounts receivable, net of the allowance for doubtful accounts.  Approximately $36,451 of this balance, or 43%, was from three customers, $25,794 of which was collected subsequent to March 31, 2007.

During the three months ended March 31, 2007, two customers accounted for approximately 29% and 11% of total revenue, respectively. During the three months ended March 31, 2006 , three customers accounted for approximately 10%,

12% and 14% of total revenue, respectively.

During the three months ended March 31, 2007, the Company's two largest suppliers accounted for approximately 12% and 58%, respectively, of the Company's purchases of pre-manufactured component materials. During the three months ended March 31, 2006, the Company's three largest suppliers accounted for approximately 14%, 19% and 47%, respectively, of the Company's purchases of pre-manufactured component materials.  As  the pre-manufactured components are a crucial integral component of  the  Company's  product,  the  loss  of  one  or more of the Company's major suppliers  could  have  an  adverse  effect  on  the Company's ability to maintain production of its products on a cost effective basis in the future.

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

3.  NOTES  PAYABLE

At March 31, 2007, notes payable consist of the following:

Related parties:
Note payable, officer; unsecured; interest at prime rate plus 5.5% (13.99% at March 31, 2007); due on demand	$9,247
Note payable, officer; unsecured; interest at 23.99%, revolving	1,187
$10,434
Other:
Convertible note payable to stockholder, 8% interest rate, in default as of the date of this report, collateralized by all assets of the Company(1)	$10,000
Notes payable to stockholder, 8% interest rate, in default as of the date of this report, collateralized by all assets of the Company (1)	165,000

Unsecured note with a financial institution, 18.24% interest rate, interest and principal due monthly through November 2008	9,640
$184,640
Convertible notes payable to Dutchess; substantially all notes at 10% interest; maturing between December 2009 and October 2011; net of discount of $882,129	$1,858,925

1) During the quarter ended March 31, 2007, the Company paid $150,000 to the stockholder. The Company and the stockholder remain in discussions as of the date of this report to either convert the remaining notes to common stock of the Company or to extend the terms.

All of the notes payable to Dutchess at March 31, 2007, contain a clause calling for an early redemption penalty of 20%. In addition, although Dutchess has not provided any indication it will do so, each of the debenture agreements contain a provision under which Dutchess may request the Company to make amortizing payments on a monthly basis in an amount to be determined by the Company and Dutchess.  As such, the total amount of debentures outstanding is classified as a current liability.

The total amount of discount amortized to interest expense during the quarters ended March 31, 2007 and 2006 was $278,066 and $153,269, respectively.

During the quarter ended March 31, 2007, approximately $27,744 of debentures were converted into 770,666 shares of the Company’s common stock.  Total interest expense during the 2007 quarter related to the Dutchess debentures, which included amortization of the discount and $80,998 of early redemption penalties was $489,022, which represented an effective interest rate of 82%.  Total interest expense during the 2006 quarter related to the Dutchess debentures, which included amortization of the discount and $36,250 of early redemption penalties was $591,287, which represented an effective interest rate of 100%.

4.  STOCKHOLDERS'  DEFICIT

COMMON  STOCK

During  the  quarter ended  March  31,  2007,  the Company issued Dutchess 3,661,529 shares of common stock in exchange for cash of $251,261 and 5,985,505 shares of common stock in order to reduce the amount of convertible debt and accrued interest owed to them by $398,373.  The Company accrued $32,482 in commissions related to these transactions.  Dutchess also converted $27,744 of a convertible debenture into 770,666 shares of common stock during the period.

STOCK-BASED COMPENSATION

The estimated fair value of options granted during the quarters ended March 31, 2007 and 2006, were calculated using the following estimated weighted average assumptions:

	2007	2006

Stock options granted	4,450,000	150,000
Weighted-average exercise price	$0.07	$0.10
Weighted-average grant date fair value	$0.041	$0.064
Assumptions:
Expected volatility	1.273%	1.256%
Expected term (in years)	1-2 years	2 years
Risk-free interest rate	4.50%	4.50%
Dividend yield	0%	0%

Most of the employee options vest over 3 years, which is considered to be the requisite service period. Stock options issued in exchange for consultant services vest over the period defined in the contract.  During the three month period ended March 31, 2007, two employees, including the Company’s Chief Executive Officer, were granted a total of 3,500,000 options, one third of which vested immediately, one third of which vest on June 30, 2007 and one third of which vest on December 31, 2007.  The Company’s board member was also awarded 500,000 options, half of which vested immediately, and half of which vest in January 2008.

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

A summary of stock option activity of options to employees and directors for the three months ended March 31, 2007, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	8,710,000	$0.11		$
Granted	4,450,000	0.07
Exercised	—
Forfeited	(100,000)	0.01
Outstanding at March 31, 2007	13,060,000	$0.10	9.0		$437,500
Exercisable at March 31, 2007	9,226,666	$0.11	8.0		$285,333

Based upon the Company's experience approximately 82% of the above stock options are expected to vest in the future, under their terms.   As of March 31, 2007, there were 3,833,334 nonvested options outstanding that had a weighted average exercise price of $0.07 and a weighted average grant date fair value of $0.045.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on March 31, 2007.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We adopted FIN 48 for the fiscal year beg9inning January 1, 2007.  We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.  We file income tax returns in the U.S. federal and state of Colorado jurisdictions.  We are no longer subject to tax examinations for years before 2004.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter related to unrecognized tax benefits.  Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

COMPARISON  OF  THE  THREE  MONTHS  ENDED  MARCH  31,  2007  AND  MARCH 31, 2006

Revenue

The  components  of  revenue and their associated percentages of total revenues, for  the  three  months  ended  March  31,  2007  and  2006  are  as  follows:

	2007		2006		Change %	Change $
Revenues:
Rebooting products	$ 31,285	15%	$ 47,070	33%	(33%)	$(15,785)
Logic boards	84,570	40%	17,465	12%	385%	67,105
Utility products	63,512	29%	47,998	34%	32%	15,514
Emergency notification products	13,639	6%	17,815	13%	(23%)	(4,176)
Hydro 1	1,125	1%	-	-	100%	1,125
Airtime sales	14,304	7%	8,045	6%	78%	6,259
Other product	1,823	1%	1,392	1%	32%	431
Freight	1,763	1%	1,602	1%	10%	161
Total revenues	$212,021	100%	$141,387	100%	50%	$ 70,634

Revenues  for  the  three-month  period  ended  March  31, 2007 were $212,021 as compared to $141,387 for the prior year, an increase of  50%  between  periods.  During the first quarter of 2007, the Company received in excess of $300,000 in orders from customer sm but a delay in receiving component parts from a supplier prevented the Company from building and shipping approximately $100,000 in additional utility products during the quarter.  The Company expects these orders and new orders to be completed during the second quarter of 2007.  Sales of the Company’s logic boards increased 385% between the periods presented, largely due to a sale of $61,625 in units to a single customer. Sales of the Company's rebooting products  decreased approximately $16,000 from period to period, and sales of emergency notification products decreased approximately $5,000 between the periods presented.  The Company did not spend as much marketing effort and resources in these areas as it did with its utility products.  The Company has identified enhancements that it would like to make to its rebooting products during 2007 before it focuses additional marketing dollars on the products.

Airtime sales, generated on a recurring basis by the Company by reselling access to wireless networks, increased 78% from the first quarter of 2006 to the 2007 period.  The increase in airtime revenues is a direct result of more of the Company’s units being purchased and placed into operation by customers.

Cost of  revenues  includes  parts  and  pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities  costs.  Cost  of goods sold increased by $27,292 or 28% to $126,104 for the three months ended March 31, 2006 from $98,812 for the corresponding period of  the prior year but decreased as a percentage of revenues between the periods from  70%  in  2005  to  59%  in  2006.  As a result, the Company's gross margin increased between the periods from 30% to 41% and the Company produced twice as many gross margin dollars in the 2007 period as it did in the 2006 period.  This increase is almost entirely due to the increase in sales of the higher margin logic board units during the first quarter of 2007.

Selling,  general  and  administrative expenses for the three months ended March 31,  2007  decreased  by  $45,886  or  6%  from the three-month  period  ended  March  31,  2006.  This  decrease  was  due  primarily to decreases in expenses associated with consulting and public relations firms. These decreases more than offset approximately $68,000 in noncash expenses associated with the award of options to employees, as well as to a Company board member, during the period.

Interest  expense  decreased  $108,947  or  18% between the three-month periods presented.  During the first quarter of 2006,  six Duthcess debentures and notes were paid off prior to their maturity date.  When this occurs, the Company expenses any unamortized  discount  associated  with  the debt being paid off, as well as any unamortized expense associated with  incentive shares issued with the debt and any early redemption penalties. During  the  first  quarter  of 2006, the Company recognized interest expense of approximately  $153,000  related  to  the  beneficial  conversion  feature  of debentures,  as  well  as approximately $192,000 in interest expense related for the value of incentive shares issued to Dutchess in exchange for money loaned to the  Company.  The  Company  also  recognized  approximately $77,000 in interest expense  during the 2006 period in early redemption penalties on debentures that were paid  off  during  the  period.  During the first quarter of 2007, only one Dutchess debenture was paid off prior to its maturity date.

The  net  loss to common shareholders for the three-month period ended March 31, 2007  was $1,117,302 compared to $1,315,681 for the three-month period ended March 31,  2006.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company’s financial statements for three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

As a result of higher margin sales made during the first quarter of 2006, combined with decreased selling, general and administrative expenses, cash used in operating activities was approximately $267,000, less than half of the amount of cash used in operating activities during the 2006 period.  Cash proceeds from the exercise of puts to Dutchess totaled $251,261 during the 2007 period.  Using cash on hand, the Company paid down $150,000 in debt owed to one of its creditors during the 2007 period.

The  Company issued 5,985,505 shares to Dutchess during the quarter ended March 31,  2007  which  was  used  to  pay  down $398,373 in debt and accrued interest during the period.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures:

The  Company's  management,  including the Company's principal executive officer and  principal accounting and financial officer, has evaluated the effectiveness of  the  Company's  disclosure  controls  and  procedures  (as  defined in Rules 13a-15(e)  and  15d-15(e)  under  the Securities Exchange Act of 1934) as of the three-month  period  ended  March  31, 2007, the period covered by the Quarterly Report on  Form  10-QSB.  Based upon that evaluation, the Company's principal executive officer  and  principal financial and accounting officer have concluded that the disclosure  controls  and  procedures  were  effective  as of March 31, 2007 to  provide  reasonable  assurance  that  material  information  relating to the Company  is  made  known  to  management  including  the  CEO.

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

NIGHTHAWK SYSTEMS, INC.
(Registrant)

Date: May 15, 2007	By: /s/ H. Douglas Saathoff
H. Douglas Saathoff
Chief Executive Officer
Principal Accounting and Financial Officer