Form 10QSB
period 2007-06-30
NIGHTHAWK SYSTEMS INC
filed 2007-08-14
CIK 1084475

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark  One)

[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended June 30, 2007

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the transition period from _________ to ________

NIGHTHAWK SYSTEMS, INC.
(Exact name of registrant as specified in charter)

Nevada	0-30786	87-0627349
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

10715 Gulfdale, Suite 200 San Antonio, TX 78216
(Address of principal executive offices)

210 341-4811
(Registrant’s Telephone Number, including Area Code)

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

As  of  August  13,  2007,  there were 118,706,507 shares of common stock, par value $.001  per  share,  of  the  registrant  issued  and  outstanding.

Transitional Small Business  Disclosure  Format  (Check one):  Yes [  ]  No [X]

NIGHTHAWK SYSTEMS, INC.

Nighthawk Systems, Inc.

Condensed Consolidated Balance Sheet

June 30, 2007

(unaudited)

ASSETS
Current assets :
Cash	$266,024
Accounts receivable	231,626
Inventories	116,693
Prepaid expenses	108,458
Total current assets	722,801
Furniture, fixtures and equipment, net	13,831
Intangible assets, net	20,270
Other assets	348,214
382,315
$1,105,116
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$229,862
Accrued expenses	827,433
Line of credit	19,492
Notes payable:
Convertible debt, net of discount of $1,032,458	1,805,720
Other	362,774
Total liabilities (all current)	3,245,281
Commitments and contingencies
Stockholders' deficit:
Preferred stock; $0.001 par value; 5,000,000
shares authorized; no shares issued and outstanding	-
Common stock; $0.001 par value; 200,000,000
shares authorized; 107,539,839 shares issued and outstanding	107,540
Additional paid-in capital	11,187,259
Accumulated deficit	(13,434,964)
Total stockholders' deficit	(2,140,165)
$1,105,116

Nighthawk Systems, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$339,684	$252,139	$551,705	$393,526
Cost of revenue	238,260	165,480	364,364	264,292
Gross profit	101,424	86,659	187,341	129,234
Selling, general and administrative expenses	528,971	554,155	1,240,305	1,311,375
Loss from operations	(427,547)	(467,496)	(1,052,964)	(1,182,141)
Interest expense:
Related parties	130	647	610	1,331
Other	164,974	165,418	656,379	765,770
	165,104	166,065	656,989	767,101
Net loss	$(592,651)	$(633,561)	$(1,709,953)	$(1,949,242)
Net loss per basic and diluted common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	101,335,005	68,696,251	96,602,429	63,486,951

The accompanying notes are an integral part of these financial statements.

Nighthawk Systems, Inc.

Condensed Consolidated Statement of Stockholders' Deficit

Six Months Ended June 30, 2007

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2006	85,681,150	$85,681	$9,719,022	$(11,725,011)	$(1,920,308)
Common stock issued upon note conversion	11,961,655	11,962	418,658		430,620
Common stock issued for cash	3,661,529	3,661	247,600		251,261
Common stock issued in exchange for debt	5,985,505	5,986	359,905		365,891
Beneficial conversion feature on convertible debt			214,286		214,286
Warrants issued in connection with note payable			100,000		100,000
Stock-based compensation, vesting of options			107,538		107,538
Common stock issued upon exercise of options	250,000	250	20,250		20,500
Net loss				(1,709,953)	(1,709,953)
Balances, June 30, 2007	107,539,839	$107,540	$11,187,259	$(13,434,964)	$(2,140,165)

The accompanying notes are an integral part of these financial statements.

Nighthawk Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,709,953)	$(1,949,242)
Adjustments to reconcile net loss to
net cash used in operating activities:
Bad debt expense	11,612	309
Depreciation and amortization	5,123	4,848
Stock-based compensation	107,538	5,976
Amortization of discount on debt	342,023	333,389
Consulting services expense	210,000	226,700
Common stock issued for interest	-	88,109
Amortization of debt issue costs	88,356	224,624
Change in operating assets and liabilities:
Increase in accounts receivable	(75,661)	(73,414)
Increase in inventories	(4,180)	(57,965)
Decrease in other assets	5,000
Decrease in prepaid expenses	41,633	18,744
Increase (decrease) in accounts payable	15,196	(35,820)
Increase in accrued expenses	222,660	22,173
Total adjustments	969,300	757,673
Net cash used in operating activities	(740,653)	(1,191,569)
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(960)	(11,338)
Net cash used in investing activities	(960)	(11,338)
Cash flows from financing activities:
Payments on notes payable, related parties	(407)	(923)
Proceeds from notes payable, other, net	620,000	1,135,000
Payments on notes payable, other	(154,327)	(3,662)
Payments on line of credit	(300)	-
Net proceeds from issuance of common stock	271,761	-
Net cash provided by financing activities	736,727	1,130,415
Net decrease in cash	(4,886)	(72,492)
Cash, beginning	270,910	91,205
Cash, ending	$266,024	$18,713
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,336	$16,528
Supplemental disclosure of non-cash investing and financing activities:
Common shares issued in exchange for debt	$365,891	$1,312,280
Common shares and warrants issued in connection with notes payable	100,000	$277,650
Conversion of notes payable to common stock	$430,620
Conversion of accrued expenses to common stock		$35,000

The accompanying notes are an integral part of these financial statements.

NIGHTHAWK SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30,  2007 AND 2006

1.  ORGANIZATION, GOING CONCERN AND MANAGEMENT'S PLANS

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Nighthawk Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2007, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and six month periods ended June 30, 2007, are not necessarily an indication of operating results for the full year.

ORGANIZATION

The  Company designs and manufactures intelligent wireless  power  control  products  that  enable  simultaneous  activation  or de-activation  of  multiple  assets  or systems on demand. Nighthawk's installed customer base includes major electric utilities, internet service providers and fire departments in over 40 states.

The consolidated financial statements of the Company also include its non-operating subsidiary, Peregrine Control Technologies, Inc.  Intercompany accounts and transactions have been eliminated in consolidation.

GOING  CONCERN AND  MANAGEMENT'S  PLANS

The  Company  incurred  a net loss of approximately $1.7 million during the six month period ended June 30, 2007  and  had  a working capital deficiency of approximately $2.5 million and a stockholders' deficit of approximately  $2.1  million  as  of  June 30, 2007. The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve profitability and positive cash flows from operations  Although  no  assurance  can  be  given  that  such  plans  will be successfully implemented,  management's  plans  to  address  these  concerns  include:

-  Raising working capital through additional borrowings.

-  Raising  equity  funding  through  sales  of  the  Company's common  stock.

-  Implementation of the Company’s sales and marketing plans.

In 2004, the Company signed an investment agreement with Dutchess Private Equities, II, L.P.  ("Dutchess")  under which Dutchess agreed to purchase up to $10.0 million  in common stock from the Company, at the Company's discretion, subject to certain limitations including the Company's current  trading  volume (Note 3).  Although  the  amount  and  timing  of  specific cash infusions  available  under the Dutchess financing arrangement cannot be predicted with  certainty, the arrangement represents a contractual commitment by Dutchess to  provide  funds  to  the  Company.  Since  entering into the arrangement with Dutchess,  the  Company  has  received approximately $5.0 million from Dutchess, which has been used to cover  the Company’s  operating  cash  flow  deficits .  The investment agreement, unless extended by mutual agreement, is scheduled to expire in December 2007.  Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement through December 2007.

The  accompanying  financial statements do not include any adjustments relating  to  the  recoverability and classification of assets or the amounts of liabilities  that  might  be  necessary  should  the  Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.  SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition and its relationships with its customers to reduce the risk of loss.  The maximum loss that might be sustained if customer receivables are not collected is limited to the carrying amount of the accounts receivable, net of the allowance for doubtful accounts.  Approximately $136,170  of the June 30, 2007 balance, or 59%, was from two customers, $56,318 of which was collected subsequent to June 30, 2007.

During the three months ended June 30, 2007, three customers accounted for approximately 24%, 16% and 13% of total revenue, respectively, and during the six months ended June 30, 2007, four customers accounted for approximately 19%, 15%, 11% and 10% of total revenue, respectively.  During the three months ended June 30, 2006 , two customers accounted for approximately 23%, and 11% of total revenue, respectively, and during the six months ended June 30, 2006, two customers accounted for approximately 15% and 13% of total revenue, respectively.

During the three months ended June 30, 2007, the Company's four largest suppliers accounted for approximately 33%, 26%, 13% and 11% respectively, of the Company's purchases of pre-manufactured component materials, and during the six months ended June 30, 2007, the Company’s three largest suppliers accounted for approximately 40%, 23% and 13% of the Company’s purchases of pre-manufactured component materials.  During the three months ended June 30, 2006, the Company's two largest suppliers accounted for approximately 46% and 20%, respectively, of the Company's purchases of pre-manufactured component materials, and during the six months ended June 30, 2006, the Company’s three largest suppliers accounted for approximately 49%, 16% and 16% of the Company’s purchases of pre-manufactured component materials.  As  the pre-manufactured components are a crucial integral component of  the  Company's  product,  the  loss  of  one  or more of the Company's major suppliers  could  have  an  adverse  effect  on  the Company's ability to maintain production of its products on a cost effective basis in the future.

NET LOSS PER SHARE

Basic  net  loss  per  share  is computed by dividing the net loss applicable to common  stockholders  by  the  weighted-average number of shares of common stock outstanding  for  the  year.  Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants aggregating 19,741,666 and 6,790,006 as of June 30, 2007 and 2006, respectively, have been excluded from the calculation of loss per common share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

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

3.  NOTES  PAYABLE

At June 30, 2007, notes payable consist of the following:

Convertible notes payable to Dutchess; substantially all notes at 10% interest; maturing between December 2009 and October 2011; net of discount of $1,032,458	$1,805,720
Other:
Note payable; unsecured; interest at prime rate plus 5.5% (13.99% at June 30, 2007); due on demand	$8,906
Note payable; unsecured; interest at 17.65%, revolving	628
Convertible notes payable to stockholder, interest at 8%, in default and due on demand, collateralized by all assets of the Company(1)	175,000
Note payable to Dutchess, collateralized by accounts receivable, interest at 3%, due July 31, 2007 (2)	170,000
Unsecured note with a financial institution, 18.24% interest rate, interest and principal due monthly through November 2008	8,240
$362,774

(1) In January 2007, the Company paid $150,000 to the stockholder to reduce the amount outstanding on one of the notes. Subsequent to June 30, 2007, the stockholder converted $50,000 into 555,556 shares of common stock of the Company, and agreed to extend the maturity dates of the notes.  As of the date of this report, the Company is still in discussions with the stockholder in an effort to determine the new maturity dates.

(2) During June 2007, the Company received $170,000 from Dutchess in exchange for a $170,000 promissory note.  The Company expensed $10,000 in legal costs associated with this transaction to Dutchess.  The note was collateralized by approximately $191,000 in accounts receivable, and was paid in full by the Company in August 2007.

All of the convertible notes payable to Dutchess at June 30, 2007, contain a clause calling for an early redemption penalty of 20%. In addition, although Dutchess has not provided any indication it will do so, each of the convertible debenture agreements contain a provision under which Dutchess may request the Company to make amortizing payments on a monthly basis in an amount to be determined by the Company and Dutchess.  As such, the total amount of debentures outstanding is classified as a current liability.  The total amount of discount amortized to interest expense during the six months ended June 30, 2007 and 2006 was $342,023 and $199,600, respectively ($63,957 and $46,331 during the three months ended June 30, 2007 and 2006, respectively).

In June 2007, the Company entered into a $500,000, 10%, unsecured convertible debenture with Dutchess which is due in June 2012.  The Company paid $40,000 to Dutchess in legal and administrative costs associated with the issuance of the note, the total of which is being amortized over the term of the note.  The note is convertible at any time into shares of the Company’s common stock at 70% of the market price of the company’s common stock on the date of conversion.  The Company recorded a beneficial conversion feature of $214,286 related to this debenture.  Along with the debenture, the Company issed a five-year warrant, valued at $100,000 based on a Black-Scholes option pricing model, to purchase 1,000,000 shares of common stock at $0.001 per share.

During the six months ended June 30, 2007, approximately $430,620 of debentures were converted into 11,961,655 shares of the Company’s common stock. Total interest expense during the six months ended June 30, 2007 related to the Dutchess debentures, which included amortization of the discount and $80,998 of early redemption penalties was $640,945, which represented an effective interest rate of 58%.  Total interest expense during the six months ended June 30, 2006 related to the Dutchess debentures, which included amortization of the discount and $36,250 of early redemption penalties was $748,842, which represented an effective interest rate of 80%.

Subsequent to June 30, 2007, Dutchess converted an additional $164,000 of debentures into 4,555,556 shares of the Company’s common stock.

4.  STOCKHOLDERS'  DEFICIT

COMMON  STOCK

During  the  six months ended  June 30,  2007,  the Company issued Dutchess 3,661,529 shares of common stock in exchange for cash of $251,261 and 5,985,505 shares of common stock in order to reduce the amount of convertible debt and accrued interest owed to them by $398,373.  The Company accrued $32,482 in commissions related to these transactions.  Dutchess also converted $430,620 of a convertible debenture into 11,961,655 shares of common stock during the period.

STOCK-BASED COMPENSATION

No options were granted during the three-month period ended June 30, 2007.  The estimated fair value of options granted during the six month period ended June 30, 2007, as well as during the three and six-month periods ended June 30, 2006, were calculated using the following estimated weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Stock options granted	-	50,000	4,750,000	200,000
Weighted-average exercise price	-	$0.08	$0.07	$0.10
Weighted-average grant date fair value		$0.05	$0.04	$0.06
Assumptions:
Expected volatility	-	1.259%	1.273%	1.256%-1.259%
Expected term (in years)	-	2 years	1-2 years	2 years
Risk-free interest rate	-	4.50%	4.50%	4.50%
Dividend yield	-	0%	0%	0%

Most of the employee options vest over three years, which is considered to be the requisite service period.  Stock options issued in exchange for consultant services vest over the period defined in the contract.  During the six month period ended June 30, 2007, two employees, including the Company’s Chief Executive Officer, were granted a total of 3,500,000 options, one third of which vested immediately, one third of which vested on June 30, 2007 and one third of which vest on December 31, 2007.  The Company’s board member was also awarded 500,000 options, half of which vested immediately, and half of which vest in January 2008.

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

The Company currently expects, based on an analysis of historical forfeitures as of December 31, 2006, that approximately 90% of our options will actually vest, and therefore have applied a forfeiture rate of 10% per year to all unvested options as of June 30, 2007. This analysis will be re-evaluated periodically and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Expected volatilities are based on the historical volatility of the price of our common stock. The expected term of options is derived based on the sum of the vesting term plus the original option term, divided by two.

A summary of stock option activity of options to employees and directors for the six months ended June 30, 2007, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	8,035,000	$0.10		$
Granted	4,750,000	0.07
Exercised	(250,000)	0.08
Forfeited	(150,000)	0.22
Outstanding at June 30, 2007	12,385,000	$0.09	6.1		$186,000
Exercisable at June 30, 2007	9,518,333	$0.10	5.3		$110,167

As of June 30, 2007, there were 2,866,667 non-vested options outstanding that had a weighted average exercise price of $0.06 and a weighted average grant date fair value of $0.04. The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on June 30, 2007 of $0.09 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on June 30, 2007.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. We adopted FIN 48 for the fiscal year beginning January 1, 2007.  We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.  We file income tax returns in the U.S. federal and state of Colorado jurisdictions.  We are no longer subject to tax examinations for years before 2004.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter related to unrecognized tax benefits.  Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

COMPARISON  OF  THE  THREE  MONTHS  ENDED  JUNE 30,  2007  AND  JUNE 30, 2006

Revenue

The  components  of  revenue and their associated percentages of total revenues, for  the  three  months  ended  June 30,  2007  and  2006  are  as  follows:

	2007		2006		$ Change	% Change

Rebooting products	$20,170	6%	$34,646	14%	$(14,476)	-42%
Logic boards	39,454	11%	18,910	7%	20,544	109%
Utility products	256,963	76%	163,527	65%	93,436	57%
Emergency notification products	4,653	1%	20,351	8%	(15,698)	-77%
Hydro 1	1,125	0%	-	0%	1,125	n/a
Airtime	12,890	4%	9,082	4%	3,808	42%
Other product	2,219	1%	3,652	1%	(1,433)	-39%
Freight	2,210	1%	1,971	1%	239	12%
Total Revenues	$339,684	100%	$252,139	100%	$87,545	35%

Revenues  for  the  three-month  period  ended  June 30, 2007 were $339,684 as compared to $252,139 for the prior year, an increase of  35%  between  periods.  Sales of the Company’s utility products, primarily its CEO700 remote disconnect product, increased 57% or $93,436 between the periods presented.  Sales of these products constituted 76% of all revenues generated during the three month period ended June 30, 2007.  The Company has focused more marketing and sales effort towards electric utilities as the utilities continue to look for ways to automate tasks.  The Company has also begun to assemble a network of resellers and distributors that have started generating orders for the CEO700 product.  Sales of the Company’s PT1000 logic boards also increased between the periods presented, due primarily to a single sale of $21,000 that was recognized during the 2007 quarter.  Sales of the Company’s other primary product, the NH100 rebooting unit, decreased between the periods presented.  Going forward, it is the Company’s intention in the near term to focus sales and marketing efforts on its utility products division, which management believes affords the Company the best opportunity to produce sales volumes sufficient to produce positive cash flows.

Airtime sales, generated on a recurring basis by the Company by reselling access to wireless networks, increased 42% from the second quarter of 2006 to the 2007 period.  The increase in airtime revenues is a direct result of more of the Company’s units being purchased and placed into operation by customers.

Cost of  revenues  includes  parts  and  pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities  costs.  Cost of revenues increased by $72,780 or 44% to $238,260 for the three months ended June 30, 2007 from $165,480 for the corresponding period of  the prior year and increased as a percentage of revenues between the periods from  65%  in  2006  to  70%  in  2007.  As a result, the Company's gross margin decreased between the periods from 35% to 30%. However, due to the increase in revenues, the Company produced more gross margin dollars in the 2007 period than it did in the 2006 period.   The Company currently make less gross margin on sales of its CEO700 product than on other products.  Because sales of these products increased as a percentage of overall revenues, the overall gross margin declined.  In addition, the Company produced and shipped a large number of CEO700 units during the month of June, and incurred additional labor charges that were included in cost of revenues for additional personnel and overtime.

Selling,  general  and  administrative expenses for the three months ended June 30,  2007  decreased  by  $25,184  or  5%  from the three-month  period  ended  June 30,  2006.  This decrease  was  due  primarily to decreases in expenses associated with consulting services utilized by the Company as well as a decrease in research and development costs between the periods presented. These decreases more than offset approximately $36,000 in noncash expenses associated with options previously awarded to employees, as well as to a Company board member, that was recognized during the 2007 period.

The  net  loss to common shareholders for the three-month period ended June 30, 2007 was $592,651 compared to $633,561 for the three-month period ended June 30,  2006.

COMPARISON  OF  THE  SIX  MONTHS  ENDED  JUNE 30,  2007  AND  JUNE 30, 2006

Revenue

The  components  of  revenue and their associated percentages of total revenues, for  the  six months  ended  June 30,  2007  and  2006  are  as  follows:

	2007		2006		$ Change	% Change

Rebooting products	$51,455	9%	$81,716	21%	$(30,261)	-37%
Logic boards	124,024	23%	36,375	9%	87,649	241%
Utility products	320,475	58%	211,525	54%	108,950	52%
Emergency notification products	18,293	3%	38,166	10%	(19,873)	-52%
Hydro 1	2,250	0%	-	0%	2,250	n/a
Airtime	27,193	5%	17,127	4%	10,066	59%
Other product	4,042	1%	5,044	1%	(1,002)	-20%
Freight	3,973	1%	3,573	1%	400	11%
Total Revenues	$551,705	100%	$393,526	100%	$158,179	40%

Revenues  for  the  six-month  period  ended  June 30, 2007 were $551,705 as compared to $393,526 for the prior year, an increase of  40%  between  periods.  Sales of the Company’s utility products, primarily its CEO700 remote disconnect product, increased 52% or $108,950 between the periods presented, and sales of the Company’s PT1000 logic boards increased 241% or $87,649 between the periods presented.  Sales of these products constituted 80% of all revenues generated during the six month period ended June 30, 2007.  The Company has focused more marketing and sales effort towards electric utilities as the utilities continue to look for ways to automate tasks.  The Company has also begun to assemble a network of resellers and distributors that have started generating orders for the CEO700 product.  The Company sold approximately twice as many CEO700 units during the first six months of 2007 than it did during the first six months of 2006. Sales of the Company’s logic boards increased  between the periods presented  largely due to two particular sales made during the 2007 period, on of which was $61,625 and the other of which was for $21,000.  Sales of the Company’s other primary product, the NH100 rebooting unit, decreased between the periods presented, as did sales of emergency notification products.  Going forward, it is the Company’s intention in the near term to focus sales and marketing efforts on its utility products division, which management believes affords the Company the best opportunity to produce sales volumes sufficient to produce positive cash flows.

Airtime sales, generated on a recurring basis by the Company by reselling access to wireless networks, increased 59% from the first six months of 2006 to the 2007 period.  The increase in airtime revenues is a direct result of more of the Company’s units being purchased and placed into operation by customers.

Cost of  revenues  includes  parts  and  pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities  costs.  Cost of revenues increased by $100,072 or 38% to $364,364 for the six months ended June 30, 2007 from $264,292 for the corresponding period of  the prior year, but decreased slightly as a percentage of revenues between the periods from  67%  in  2006  to  66%  in  2007.  As a result, the Company's gross margin increased slightly between the periods from 33% to 34%. The improvement in gross margins between periods can be attributed to the sale of the high margin PT1000 logic boards, primarily to the two customers as mentioned above.  Margins on these sales were sufficient to offset the lower margin percentage sales of CEO700’s made during the first six months of 2007.

Selling,  general  and  administrative expenses for the six months ended June 30,  2007  decreased  by  $71,070  or  5%  from the six-month  period  ended  June 30,  2006.  This decrease  was  due  primarily to decreases in expenses associated with consulting services utilized by the Company as well as a decrease in research and development costs between the periods presented.  The Company also recognized less legal fees during the current year period as it decreased the number of associated financing transactions from the 2006 period to the 2007 period. These decreases more than offset approximately $95,000 in noncash expenses associated with options previously awarded to employees, as well as to a Company board member, that was recognized during the 2007 period.

Interest expense decreased $239,289 or 12% between the first six months of 2006 and the first six months of 2007.  During the first six months of 2006,  six Duthcess debentures and notes were paid off prior to their maturity date.  When this occurs, the Company expenses any unamortized  discount  associated  with  the debt being paid off, as well as any unamortized expense associated with  incentive shares issued with the debt and any early redemption penalties.  During the first six months of 2007, only one Dutchess debenture was paid off prior to its maturity date.

The  net  loss to common shareholders for the six-month period ended June 30, 2007 was $1,709,953 compared to $1,949,242 for the six-month period ended June 30,  2006.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company’s financial statements for three and six month periods ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

In 2004, the Company signed an investment agreement with Dutchess Private Equities, II, L.P.  ("Dutchess")  under which Dutchess agreed to purchase up to $10.0 million  in common stock from the Company, at the Company's discretion, subject to certain limitations including the Company's then current  trading  volume (Note 3).  Although  the  amount  and  timing  of  specific cash infusions  available  under the entire financing arrangement cannot be predicted with  certainty, the arrangement represents a contractual commitment by Dutchess to  provide  funds  to  the  Company.  Since  entering into the arrangement with Dutchess,  the  Company  has  received approximately $5.0 million from Dutchess which has been used to cover  its  operating  cash  flow  deficits .  The investment agreement, unless extended by mutual agreement, is scheduled to expire in December 2007.  Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement through December 2007.

As a result of higher sales volumes made during the first six months of 2007, combined with decreased cash-based selling, general and administrative expenses, cash used in operating activities decreased to $790,653 during the first six months of 2007 as compared to $1,191,569 during the first six months of 2006.  In order to cover monthly cash flow deficits during the first six months of 2007 and shortly thereafter, the Company generated cash proceeds from the exercise of puts to Dutchess totaling $271,761 during the 2007 period and borrowed $500,000 under a convertible debenture with Dutchess.  The Company also borrowed $170,000 from Dutchess during the three month period ending June 30, 2007.  Using cash on hand, the Company paid down $150,000 in debt owed to one of its creditors during the 2007 period.

The  Company issued 5,985,505 shares to Dutchess during the quarter ended June 30, 2007  which  was  used  to  pay  down $398,373 in debt and accrued interest during the period, and converted $430,620 in notes payable to Dutchess into  11,961,655 shares of common stock.

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

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the Unites States (GAAP), which requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Management identifies critical accounting estimates as:

-

Those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made; and

-

Those for which changes in the estimate or assumptions, or the use of different estimates and assumptions, could have a material impact on our consolidated results of operations or financial condition.

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Board of Directors.  For a description of our critical  accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-KSB for the year ended December 31, 2006.  We have not changed these policies from those previously disclosed.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures:

The  Company's  management,  including the Company's principal executive officer and  principal accounting and financial officer, has evaluated the effectiveness of  the  Company's  disclosure  controls  and  procedures  (as  defined in Rules 13a-15(e)  and  15d-15(e)  under  the Securities Exchange Act of 1934) as of the periods covered by this Quarterly Report on  Form  10-QSB.  Based upon that evaluation, the Company's principal executive officer  and  principal financial and accounting officer have concluded that the disclosure  controls  and  procedures  were  effective  as of June 30, 2007 to  provide  reasonable  assurance  that  material  information  relating to the Company  is  made  known  to  management  including  the  CEO.

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

PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

The  Company  is in default on three loans from Mr. Revesz, a former board member, as of the date of this report and is in discussions to extend the maturity dates on  those  notes.

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

NIGHTHAWK SYSTEMS, INC.
(Registrant)

Date: August 14, 2007	By: /s/ H. Douglas Saathoff
H. Douglas Saathoff
Chief Executive Officer
Principal Accounting and Financial Officer