Form 10QSB
period 2007-09-30
NIGHTHAWK SYSTEMS INC
filed 2007-11-14
CIK 1084475

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark  One)

☒

 QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended September 30, 2007

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

Check  whether  the issuer (1) filed all reports required to be filed by Section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check  whether  the  registrant  filed  all documents and reports required to be filed  by  Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities  under  a  plan  confirmed  by  a  court.  Yes  ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As  of  November 14,  2007,  there were 128,877,504 shares of common stock, par value $.001  per  share,  of  the  registrant  issued  and  outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

NIGHTHAWK SYSTEMS, INC.

Nighthawk Systems, Inc.

Condensed Consolidated Balance Sheet

September 30, 2007

(unaudited)

ASSETS
Current assets :
Cash	$34,016
Accounts receivable, net	268,827
Inventories	119,252
Prepaid expenses	2,957
Total current assets	425,052

Furniture, fixtures and equipment, net	16,965
Intangible assets, net	20,270
Deposit on acquisition	250,000
Other assets	327,847
615,082
$1,040,134
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$278,787
Accrued expenses	703,990
Line of credit	19,192
Notes payable:
Convertible debt, net of discount of $957,787	1,802,390
Other	325,662
Total liabilities (all current)	3,130,021

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $0.001 par value; 5,000,000
shares authorized;no shares issued and outstanding	-
Common stock; $0.001 par value; 200,000,000
shares authorized; 119,141,392 issued and outstanding	119,142
Additional paid-in capital	11,812,827
Accumulated deficit	(14,021,856)
Total stockholders' deficit	(2,089,887)
$1,040,134

The accompanying notes are an integral part of these financial statements.

Nighthawk Systems, Inc.

 Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$368,855	$231,710	$920,560	$625,236
Cost of revenue	276,783	136,690	641,147	400,983
Gross profit	92,072	95,020	279,413	224,253
Selling, general and administrative expenses	468,408	555,375	1,708,713	1,866,749
Loss from operations	(376,336)	(460,355)	(1,429,300)	(1,642,496)
Interest expense:
Related parties	-	346	610	1,677
Other	210,556	145,050	866,935	910,820
	210,556	145,396	867,545	912,497
Net loss	$(586,892)	$(605,751)	$(2,296,845)	$(2,554,993)
Net loss per basic and diluted common share	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Weighted average number of common shares
outstanding, basic and diluted	116,176,969	74,712,976	103,198,977	67,270,080

The accompanying notes are an integral part of these financial statements.

Nighthawk Systems, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

Nine Months Ended September 30, 2007

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balances, December 31, 2006	85,681,150	$85,681	$9,719,022	$(11,725,011)	$(1,920,308)
Common stock issued upon conversion of notes payable	21,628,323	21,629	786,991		808,620
Common stock issued for cash	3,661,529	3,661	247,600		251,261
Common stock issued in satisfaction of convertible debt and accrued interest	5,985,505	5,986	359,905		365,891
Beneficial conversion feature on convertible debt			214,286		214,286
Warrants issued in connection with note payable			100,000		100,000
Common stock issued for accrued liabilities	1,934,885	1,935	217,963		219,898
Stock-based compensation, vesting of options			146,810		146,810
Common stock issued upon exercise of options	250,000	250	20,250		20,500
Net loss				(2,296,845)	(2,296,845)
Balances, September 30, 2007	119,141,392	$119,142	$11,812,827	$(14,021,856)	$(2,089,887)

The accompanying notes are an integral part of these financial statements.

Nighthawk Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

Cash flows from operating activities:
Net loss	$(2,296,845)	$(2,554,993)
Adjustments to reconcile net loss to
net cash used in operating activities:
Bad debt expense	12,442	1,987
Depreciation and amortization	7,673	7,413
Stock-based compensation	146,810	102,714
Loan discounts and warrants	-	133,789
Beneficial conversion feature	416,693	254,281
Consulting services expense	300,000	251,550
Common stock issued for interest	-	88,109
Amortization of debt issue costs	108,725	233,267
Change in assets and liabilities:
Increase in accounts receivable	(113,692)	(70,839)
Increase in inventories	(6,739)	(24,747)
Increase in other assets	(45,000)	(4,652)
Decrease in prepaid expenses	57,134	(9,434)
Increase (decrease) in accounts payable	64,121	(64,000)
Increase in accrued expenses	323,867	91,601
Decrease in deferred revenue	(4,754)	-
Total adjustments	1,267,280	991,039
Net cash used in operating activities	(1,029,565)	(1,563,954)
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(6,644)	(13,283)
Deposit on acquisition	(250,000)	-
Net cash used in investing activities	(256,644)	(13,283)
Cash flows from financing activities:
Payments on notes payable, related parties	(407)	(1,678)
Proceeds from notes payable, convertible debt	750,000	1,615,000
Payments on notes payable, other	(326,439)	(5,500)
Net proceeds from notes payable, other	355,000	-
Payments on line of credit	(600)	-
Net proceeds from issuance of common stock	271,761	-
Net cash provided by financing activities	1,049,315	1,607,822
Net (decrease) increase in cash	(236,894)	30,585
Cash, beginning	270,910	91,205
Cash, ending	$34,016	$121,790
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,463	$24,409
Supplemental disclosure of non-cash investing and financing activities:
Common shares issued in exchange for debt and accrued liabilities	$1,394,409	$1,482,943
Common shares and warrants issued in connection with notes payable	$100,000	$385,980
Conversion of accrued expenses to common stock		$35,000

The accompanying notes are an integral part of these financial statements

NIGHTHAWK SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30,  2007 AND 2006

1.  ORGANIZATION, GOING CONCERN AND MANAGEMENT'S PLANS

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Nighthawk Systems, Inc. (the “Company” or “Nighthawk”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2007, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and nine month periods ended September 30, 2007, are not necessarily an indication of operating results for the full year.

ORGANIZATION

The  Company designs and manufactures intelligent wireless  power  control  products  that  enable  simultaneous  activation  or de-activation  of  multiple  assets  or systems on demand. Nighthawk's installed customer base includes major electric utilities, internet service providers and fire departments in over 40 states.

The unaudited condensed consolidated financial statements of the Company also include its non-operating subsidiary, Peregrine Control Technologies, Inc.  Intercompany accounts and transactions have been eliminated in consolidation.

GOING  CONCERN AND  MANAGEMENT'S  PLANS

The Company incurred a net loss of approximately $2.3 million during the nine month period ended September 30, 2007, and had a working capital deficiency of approximately $2.7 million and a stockholders' deficit of approximately $2.1 million as of September 30, 2007. The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve profitability and positive cash flows from operations

Effective October 9, 2007, the Company sold 600,000 shares of Series B convertible preferred stock and a warrant to purchase up to 10 million shares of common stock for aggregate proceeds of $ 6 million; this sales was made to  Dutchess Private Equities Fund, Ltd. (“Dutchess”).  On October 11, 2007, approximately $4,750,000 of the proceeds from the sale of the preferred stock were used to purchase the Internet Protocol Television set-top box (“IPTV Set-Top Box”) operations of Eagle Broadband, Inc. (“Eagle Broadband”) a publicly-traded company (Note 5).  The remaining proceeds, net of administrative costs of approximately $300,000, remained with the Company for use in funding the Company’s operations, including the newly-acquired IPTV Set-Top Box operations, going forward.

The Company expects the investment from Dutchess and subsequent acquisition of the IPTV Set-Top Box operations to strengthen its financial position and positively impact the financial results of the Company going forward.  While no assurance can be given that this will be the case, the Company anticipates that net cash flows from the set-top box operations going forward will reduce the ongoing funding needs of the Company and enhance its ability to continue as a going concern.

In 2004, the Company signed an investment agreement under which Dutchess agreed to purchase up to $10.0 million in common stock from the Company, at the Company's discretion, subject to certain limitations including the Company's current stock trading volume (Note 3).  Although  the  amount  and  timing  of  specific cash infusions  available  under the Dutchess financing arrangement cannot be predicted with  certainty, the arrangement represents a contractual commitment by Dutchess to  provide  funds  to  the  Company.  Since entering into the arrangement with Dutchess, the Company has received approximately $5.0 million from Dutchess under this agreement, which has been used to cover the Company’s operating cash flow deficits.  The investment agreement, unless extended by mutual agreement, is scheduled to expire in December 2007.  Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds if needed under this arrangement through December 2007.

The  accompanying  financial statements do not include any adjustments relating  to  the  recoverability and classification of assets or the amounts of liabilities  that  might  be  necessary  should  the  Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.  SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition and its relationships with its customers to reduce the risk of loss.  The maximum loss that might be sustained if customer receivables are not collected is limited to the carrying amount of the accounts receivable, net of the allowance for doubtful accounts.  Approximately $200,516 of the September 30, 2007 balance, or 74%, was from four customers, all of which was collected subsequent to September 30, 2007.

During the three months ended September 30, 2007, five customers accounted for approximately 21%, 17%, 15%, 10% and 10% of total revenue, respectively, and during the nine months ended September 30, 2007, three customers accounted for approximately 15%, 13% and 11% of total revenue, respectively.  During the three months ended September 30, 2006, two customers accounted for approximately 32% and 14% of total revenue, respectively, and during the nine months ended  September 30, 2006, one customer accounted for approximately 12%  of total revenue.

During the three months ended September 30, 2007, the Company's three largest suppliers accounted for approximately 41%, 25%, and 19% respectively, of the Company's purchases of pre-manufactured component materials, and during the nine months ended  September 30, 2007, the Company’s four largest suppliers accounted for approximately 41%, 24%, 13% and 10% of the Company’s purchases of pre-manufactured component materials.  During the three months ended September 30, 2006, the Company's two largest suppliers accounted for approximately 38% and 18%, respectively, of the Company's purchases of pre-manufactured component materials, and during the nine months ended September 30, 2006, the Company’s three largest suppliers accounted for approximately 46%, 14% and 14% of the Company’s purchases of pre-manufactured component materials.  As  the pre-manufactured components are a crucial integral component of  the  Company's  product,  the  loss  of  one  or more of the Company's major suppliers  could  have  an  adverse  effect  on  the Company's ability to maintain production of its products on a cost effective basis in the future.

NET LOSS PER SHARE

Basic  net  loss  per  share  is computed by dividing the net loss applicable to common  stockholders  by  the  weighted-average number of shares of common stock outstanding  for  the  year.  Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants aggregating 18,491,666 and 6,635,000 as of September 30, 2007 and 2006, respectively, have been excluded from the calculation of loss per common share.

RECENT ACCOUNTING PRONOUNCEMENT

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

3.  NOTES  PAYABLE

At  September 30, 2007, notes payable consist of the following:

Convertible notes payable to Dutchess; substantially all notes at 10% interest; maturing between December 2009 and October 2011; net of discount of $957,787	$1,802,391
Other:
Note payable; unsecured; interest at prime rate plus 5.5% (13.99% at September 30, 2007); due on demand	$8,835
Convertible notes payable to stockholder, interest at 8%, in default and due on demand, collateralized by all assets of the Company (1)	125,000
Note payable to Dutchess, collateralized by accounts receivable, interest at 3%, paid in November, 2007 (2)	185,000
Unsecured note with a financial institution, 18.24% interest rate, interest and principal due monthly through November 2008	6,827
$325,662

(1) In January 2007, the Company paid $150,000 to the stockholder to reduce the amount outstanding on one of the notes. In July 2007, the stockholder converted $50,000 into 555,556 shares of common stock of the Company, and agreed to extend the maturity dates of the notes.  In October 2007, the stockholder converted an additional $50,000 outstanding on the notes into an additional 625,000 shares of common stock of the Company.  As of the date of this report, the Company is still in discussions with the stockholder in an effort to determine the new maturity dates.

(2) During June 2007, the Company received $170,000 from Dutchess in exchange for a $170,000 promissory note.  The Company expensed $10,000 in legal costs associated with this transaction to Dutchess.  The note was collateralized by approximately $191,000 in accounts receivable, and was paid in full by the Company in August 2007.  During September 2007, the Company received $185,000 from Dutchess in exchange for a $185,000 promissory note.  The Company expensed $5,000 in legal costs associated with this transaction to Dutchess.  The note was collateralized by approximately $217,000 in accounts receivable, and was paid in full by the Company in November 2007.

In June 2007, the Company entered into a $500,000, 10%, unsecured convertible debenture with Dutchess which is due in June 2012.  The Company paid $40,000 to Dutchess in legal and administrative costs associated with the issuance of the note, the total of which is being amortized over the term of the note.  The note is convertible at any time into shares of the Company’s common stock at 70% of the market price of the Company’s common stock on the date of conversion.  The Company recorded a beneficial conversion feature of $214,286 related to this debenture. Along with the debenture, the Company issued a five-year warrant, valued at $100,000 based on a Black-Scholes option pricing model, to purchase 1,000,000 shares of common stock at $0.001 per share.

In September 2007, the Company entered into a $260,000, 10% unsecured convertible debenture with Dutchess which was due in September 2012.  The Company paid $10,000 to Dutchess in legal and administrative costs associated with the issuance of the note, which was recorded as a reduction to the amount owed under the debenture.  Proceeds from the debenture were used to make a deposit of $250,000 with Eagle Broadband (Note 5).  When the acquisition occurred in October 2007, Dutchess canceled the $260,000 debenture and rolled the amount into its $6 million purchase of Series B convertible preferred stock.  The deposit was applied to the purchase price of the assets acquired.

During the nine months ended September 30, 2007, approximately $758,620 of debentures were converted into 21,072,767 shares of the Company’s common stock. Total interest expense during the nine months ended September 30, 2007 related to the Dutchess debentures, which included amortization of the discount and $80,998 of early redemption penalties was $819,232, which represented an effective interest rate of 40%.  Total interest expense during the nine months ended September 30, 2006 related to the Dutchess debentures, which included amortization of the discount and $36,250 of early redemption penalties was $881,501, which represented an effective interest rate of 48%.

All of the convertible notes payable to Dutchess at September 30, 2007, contain a clause calling for an early redemption penalty of 20%. In addition, although Dutchess has not provided any indication it will do so, each of the convertible debenture agreements contain a provision under which Dutchess may request the Company to make amortizing payments on a monthly basis in an amount to be determined by the Company and Dutchess.  As such, the total amount of debentures outstanding is classified as a current liability.  The total amount of discount amortized to interest expense during the nine months ended September 30, 2007 and 2006 was $416,693 and $254,280, respectively ($74,671 and $54,680 during the three months ended September 30, 2007 and 2006, respectively).

Subsequent to September 30, 2007, Dutchess converted an additional $328,000 of debentures into 9,111,112 shares of the Company’s common stock.

4.  STOCKHOLDERS'  DEFICIT

COMMON  STOCK

During  the  nine months ended  September 30,  2007,  the Company issued Dutchess 3,661,529 shares of common stock in exchange for cash of $251,261 and 5,985,505 shares of common stock in order to reduce the amount of convertible debt and accrued interest owed to them by $398,373.  The Company accrued $32,482 in commissions related to these transactions.  Dutchess also converted $758,620 of a convertible debenture into 21,072,767 shares of common stock during the period.

STOCK-BASED COMPENSATION

No options were granted during the three-month period ended September 30, 2007.  The estimated fair value of options granted during the nine month period ended September 30, 2007, as well as during the three and nine-month periods ended June 30, 2006, were calculated using the following estimated weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock options granted	-	4,150,000	4,450,000	4,450,000
Weighted-average exercise price	-	$0.08	$0.07	$0.08
Weighted-average grant date fair value	-	$0.02	$0.04	$0.02
Assumptions:
Expected volatility	-	1.246%-1.261%	1.27%	1.246%-1.303%
Expected term (in years)	-	2 years	1-2 years	2 years
Risk-free interest rate	-	4.50%	4.50%	4.50%
Dividend yield	-	0%	0%	0%

Most of the employee options vest over three years, which is considered to be the requisite service period.  Stock options issued in exchange for consultant services vest over the period defined in the contract.  During the nine month period ended September 30, 2007, two employees, including the Company’s Chief Executive Officer, were granted a total of 3,500,000 options, one third of which vested immediately, one third of which vested on June 30, 2007 and one third of which vest on December 31, 2007.  The Company’s board member was also awarded 500,000 options, half of which vested immediately, and half of which vest in January 2008.

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

The Company currently expects, based on an analysis of historical forfeitures as of December 31, 2006, that approximately 90% of our options will actually vest, and therefore have applied a forfeiture rate of 10% per year to all unvested options as of September 30, 2007. This analysis will be re-evaluated periodically and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Expected volatilities are based on the historical volatility of the price of our common stock. The expected term of options is derived based on the sum of the vesting term plus the original option term, divided by two.

A summary of stock option activity of options to employees and directors for the nine months ended September 30, 2007, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	8,035,000	$0.10		$
Granted	4,450,000	0.07
Exercised	(250,000)	0.08
Forfeited	(500,000)	0.20
Outstanding at September 30, 2007	11,735,000	$0.09	6.0		$194,667
Exercisable at September 30, 2007	9,068,333	$0.09	5.1		$111,113

As of September 30, 2007, there were 2,666,667 non-vested options outstanding that had a weighted average exercise price of $0.06 and a weighted average grant date fair value of $0.04 per share. The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on September 30, 2007 of $0.10 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on September 30, 2007.

5.  SUBSEQUENT EVENTS – EQUITY FINANCING AND ACQUISITION OF IPTV SET-TOP BOX OPERATIONS

EQUITY FINANCING

Effective October 9, 2007, the Company sold to Dutchess 600,000 shares of unregistered, Series B convertible preferred stock for $10 per share (the “Series B”), along with a warrant to purchase up to 10 million shares of the Company’s common stock. The sale of this Series B preferred stock and warrants was for $6 million cash.

The Series B preferred shares provide for cumulative annual dividends at 12%, payable in cash or shares of Series B preferred stock, at the sole option of the holder.  Preferred shares are convertible at the option of the holder into shares of the Company’s common stock, where the number of conversion shares shall be equal to the greater of (i) Thirteen Dollars ($13.00) worth of common stock based on the lowest closing bid price of the Company’s stock during the twenty day trading period immediately preceding the date of the conversion notice, or (ii) one hundred (100) shares of common stock.

The warrant has a term of seven years and provides for the option to purchase up to 10 million shares of the Company’s common stock at $0.05 per share on cash-less exercise basis.

ACQUISITION OF IPTV SET-TOP BOX OPERATION

Effective October 11, 2007, the Company acquired the IPTV Set-Top Box operations of Eagle Broadband, a Houston, Texas-based publicly-traded company for cash of $4,750,000 (of which $250,000 was paid as a deposit as of September 30, 2007).

The IPTV Set-Top Box operation designs and manufactures an advanced line of set-top boxes that are utilized to deliver high-definition multi-media content and applications to the hospitality industry.  The assets acquired consist primarily of technical parts, supplies, inventory and equipment directly associated with this business, net of certain assumed liabilities. This acquisition was made primarily to enhance the future cash flows of the Company in and effort to reduce or eliminate monthly operating cash flow deficits.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

FORWARD-LOOKING  STATEMENTS

This management’s discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking  words  such as "may," "might,"  "will,"  "should,"  "expect(s),"  "plan(s),"  "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions.  All of the forward-looking statements contained in this report are based on estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties.  In addition, management’s assumptions about future events may prove to be inaccurate.  We caution you that the forward-looking statements contained in this report are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in our Form 10-KSB as filed on April 18, 2007. Except as  required  by  law,  we  undertake  no  obligation  to  update  any of  these forward-looking statements.

The  following  information  should  be  read  in conjunction with the unaudited condensed  consolidated  financial statements included herein which are prepared in accordance with accounting principles generally accepted in the United States of  America  for  interim  financial  information.

GENERAL

The  Company  designs  and  manufactures intelligent remote monitoring and power control  products  that  are  easy  to use, inexpensive and can remotely control virtually any device from any location.  Our proprietary, wireless products are ready to use upon purchase, so they are easily installed by anyone, regardless of  technical ability, and are also easily integrated into third-party products, systems  and  processes.  They  allow  for  intelligent  control by interpreting instructions sent via paging and satellite media, and executing the instructions by “switching” the electrical current that powers the device, system or process. Our intelligent  products can be activated individually, in pre-defined groups, or en masse, and for specified time periods with a simple click of a mouse or by dialing  a  telephone  number.

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

On October 11, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Eagle Broadband, Inc. (“Eagle Broadband”), pursuant to which Nighthawk purchased from Eagle Broadband, and Eagle Broadband sold and transferred to Nighthawk, all right, title, and interest in and to Eagle Broadband’s set-top box business.  The set-top box business purchased by Nighthawk allows for the delivery of High Definition, IP-based television and Internet services to the Hospitality industry.  The purchase price was $4,750,000 which was paid on the closing date of the Acquisition, which was October 12, 2007. Nighthawk assumed certain liabilities of Eagle Broadband relating to the Business.

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

COMPARISON  OF  THE  THREE  MONTHS  ENDED  SEPTEMBER 30,  2007  AND  SEPTEMBER 30, 2006

Revenue

The  components  of  revenue and their associated percentages of total revenues, for  the  three  months  ended  September 30,  2007  and  2006  are  as  follows:

	2007		2006		$ Change	% Change
Utility products	$314,440	85%	$125,804	54%	$188,636	150%
Rebooting products	20,197	6%	57,847	25%	(37,650)	-65%
Logic boards	14,550	4%	24,555	11%	(10,005)	-41%
Airtime	11,435	3%	10,628	5%	807	8%
Other	8,233	2%	12,876	5%	(4,643)	-36%
Total Revenues	$368,855	100%	$231,710	100%	$137,145	59%

Revenues  for  the  three-month  period  ended  September 30, 2007 were $368,855 as compared to $231,710 for the prior year, an increase of  59%  between  periods.  Sales of the Company’s utility products, primarily its CEO700 remote disconnect product, increased 150% or $93,436 between the periods presented.  The Company sold and produced more CEO700’s during the quarter ending September 30, 2007 than in any previous quarter in the Company’s history.  Sales of these products constituted 85% of all revenues generated during the three month period ended September 30, 2007.  In an effort to streamline operations and to improve results, Company management has focused more marketing and sales effort towards electric utilities as the utilities continue to look for ways to automate tasks.  The Company feels that it can generate more and larger sales from the electric utility sector.  The Company has also worked to assemble a network of resellers and distributors during 2007 that have started generating orders for the CEO700 product.  Sales of the Company’s other products declined between the periods presented as less marketing dollars and sales effort was spent on these products.   Going forward, it is the Company’s intention in the near term to focus sales and marketing efforts, and therefore financial resources, for power control products on its utility products division, which management believes affords the Company the best opportunity to produce sales volumes sufficient to produce positive cash flows.

Airtime sales, generated on a recurring basis by the Company by reselling access to wireless networks, increased 8% from the third quarter of 2006 to the 2007 period.  The increase in airtime revenues is a direct result of more of the Company’s units being purchased and placed into operation by customers.

Cost of  revenues  includes  parts  and  pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities  costs.  Cost of revenues increased by $140,093 or 102% to $276,783 for the three months ended September 30, 2007 from $136,690 for the corresponding period of  the prior year and increased as a percentage of revenues between the periods from  59%  in  2006  to  75%  in  2007.  As a result, the Company's gross margin decreased between the periods from 41% to 25%.  As a result of increasing sales of its CEO700 units, the Company utilized a third-party manufacturer to build its CEO700 product for the first time in its history during the third quarter of 2007.  By doing so, the Company was able to produce units more quickly after orders were received, allowing the Company to both sell and produce more CEO700’s during the three month period ending September 30, 2007 than in any previous fiscal quarter.  Because these production runs were done by an outside party for the first time, they were done on a test basis, with final testing of the units still performed by the Company’s own in-house production personnel.  Going forward, if sales volumes of the CEO700 continue to increase, it is the Company’s desire to have the units built, tested and shipped by outside manufacturers on a reduced per-unit cost basis.  However, during the quarter ended September 30, 2007, the Company still maintained a full in-house production staff.  As a result, total direct labor costs associated with producing the Company’s CEO 700‘s was higher than normal, and overall gross margins on product sales declined.  The Company expects this cost of production to go down if sales of the CEO700’s continue to increase and third party manufacturers assume responsibility for full production of the units.  In addition, the Company is currently developing new printed circuit boards for its core products for use in 2008.  These new boards will be incorporated into several of the Company’s core products, including the CEO700.   While these boards will enhance the capabilities of the Company’s products, the Company also expects to be able to build such boards on a lower per unit cost basis.

Selling,  general  and  administrative expenses for the three months ended September 30,  2007  decreased  by  $86,967  or  16%  from the three-month  period  ended  September 30,  2006.  This decrease was due primarily to decreases in expenses associated with consulting services utilized by the Company in 2006 which have not been utilized in 2007, as well as a decrease in legal costs between the periods presented. These decreases more than offset approximately $39,000 in noncash expenses associated with options previously awarded to employees, as well as to a Company board member, that was recognized during the 2007 period.

Interest expense increased $65,160, or 45%, between the periods presented.  During the last quarter of 2006, the Company entered into several convertible debentures with Dutchess on which the Company is recognizing non-cash interest expense on a monthly basis for the beneficial conversion feature and incentive warrants associated with these debentures.  The Company also recognized approximately $20,000 in expense related to factoring arrangments entered into during the three-month period ended September 30, 2007.

The  net  loss to common shareholders for the three-month period ended September 30, 2007 was $586,892 compared to $605,751 for the three-month period ended September 30,  2006.

COMPARISON  OF  THE  NINE  MONTHS  ENDED  SEPTEMBER 30,  2007  AND  SEPTEMBER 30, 2006

Revenue

The  components  of  revenue and their associated percentages of total revenues, for  the  nine months  ended  September 30,  2007  and  2006  are  as  follows

	2007		2006		$ Change	% Change

Utility products	$652,130	71%	$337,329	54%	$314,801	93%
Rebooting products	71,652	8%	139,563	22%	(67,911)	-49%
Logic boards	121,359	13%	60,930	10%	60,429	99%
Emergency notification products	19,414	2%	44,126	7%	(24,712)	-56%
Airtime	38,628	4%	27,755	4%	10,873	39%
Other	17,377	2%	15,533	3%	1,844	12%
Total Revenues	$920,560	100%	$625,236	100%	$295,324	47%

Revenues for  the  nine-month  period  ended  September 30, 2007 were $920,560 as compared to $625,236 for the prior year, an increase of  47%  between  periods.  Sales of the Company’s utility products, primarily its CEO700 remote disconnect product, increased 93% or $314,801 between the periods presented, and sales of the Company’s PT1000 logic boards increased 99% or $60,429 between the periods presented.  Sales of the Company’s utility products constituted 71% of all revenues generated during the six month period ended September 30, 2007.  In an effort to streamline operations and to improve results, Company management has focused more marketing and sales effort towards electric utilities as the utilities continue to look for ways to automate tasks.  The Company feels that it can generate more and larger sales from the electric utility sector.  The Company has also worked to assemble a network of resellers and distributors during 2007 that have started generating orders for the CEO700 product.  Sales of the Company’s logic boards increased  between the periods presented  largely due to two particular sales made during the 2007 period, on of which was $61,625 and the other of which was for $21,000.  Sales of the Company’s other primary product, the NH100 rebooting unit, decreased between the periods presented, as did sales of emergency notification products.  Going forward, it is the Company’s intention in the near term to focus sales and marketing efforts on its utility products division, which management believes affords the Company the best opportunity to produce sales volumes sufficient to produce positive cash flows.

Airtime sales, generated on a recurring basis by the Company by reselling access to wireless networks, increased 39% from the first nine months of 2006 to the 2007 period.  The increase in airtime revenues is a direct result of more of the Company’s units being purchased and placed into operation by customers.

Cost of revenues includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs.  Cost of revenues increased by $240,164 or 60% to $641,147 for the nine months ended September 30, 2007 from $400,983 for the corresponding period of the prior year, and increased slightly as a percentage of revenues between the periods from  64%  in  2006  to  70%  in  2007.  In spite of the decline in the gross margin between the periods from 36% to 30%, the Company produced more margin dollars during the three month peiod ended September 30, 2007 than it did in the previous year’s period due to the increased number of units sold and produced.   As a result of increasing sales of its CEO700 units, the Company utilized a third-party manufacturer to build its CEO700 product for the first time in its history during the third quarter of 2007.  By doing so, the Company was able to produce units more quickly after orders were received, allowing the Company to both sell and produce more CEO700’s during the three month period ending September 30, 2007 than in any previous fiscal quarter.  Because these production runs were done by an outside party for the first time, they were done on a test basis, with final testing of the units still performed by the Company’s own in-house production personnel.  Going forward, if sales volumes of the CEO700 continue to increase, it is the Company’s desire to have the units built, tested and shipped by outside manufacturers on a reduced per-unit cost basis.  However, during the quarter ended September 30, 2007, the Company still maintained a full in-house production staff.  As a result, total direct labor costs associated with producing the Company’s CEO 700‘s was higher than normal, and overall gross margins on product sales declined.  The Company expects this cost of production to go down if sales of the CEO700’s continue to increase and third party manufacturers assume responsibility for full production of the units.  In addition, the Company is currently developing new printed circuit boards for its core products for use in 2008.  These new boards will be incorporated into several of the Company’s core products, including the CEO700.   While these boards will enhance the capabilities of the Company’s products, the Company also expects to be able to build such boards on a lower per unit cost basis.

Selling,  general  and  administrative expenses for the nine months ended September 30,  2007  decreased  by  $158,036  or  8%  from the nine-month  period  ended  September 30,  2006.  This decrease  was  due  primarily to decreases in expenses associated with consulting services utilized by the Company as well as a decrease in research and development costs between the periods presented.  The Company also recognized less legal fees during the current year period as it decreased the number of associated financing transactions from the 2006 period to the 2007 period. These decreases more than offset approximately $146,000 in noncash expenses associated with options previously awarded to employees, as well as to a Company board member, that was recognized during the 2007 period.

Interest expense decreased $44,952 or 5% between the first nine months of 2006 and the first six months of 2007.  During the first nine months of 2006, six Dutchess debentures and notes were paid off prior to their maturity date.  When this occurs, the Company expenses any unamortized  discount  associated  with  the debt being paid off, as well as any unamortized expense associated with  incentive shares issued with the debt and any early redemption penalties.  During the first nine months of 2007, only one Dutchess debenture was paid off prior to its maturity date.

The  net  loss to common shareholders for the nine-month period ended September 30, 2007 was $2,296,845 compared to $2,554,993 for the none-month period ended September 30,  2006.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company’s financial statements for three and nine month periods ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The  Report  of  our  Independent  Registered Public Accounting Firm on the Company's financial  statements  as of and for the year ended December 31, 2006 includes a "going  concern"  explanatory  paragraph which means that the auditors expressed substantial  doubt  about  the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve profitability and positive cash flows from operations.

Effective October 12, 2007, the Company sold $6 million in unregistered Series B convertible preferred stock, along with a warrant to purchase up to 10 million shares of the Company’s common stock at $0.05 per share, to Dutchess Private Equities Fund, Ltd.  (“Dutchess”).  The Series B preferred stock is redeemable, but only at the Company’s option.  That same day, approximately $4,750,000 of the proceeds from the sale of the preferred stock were used to purchase the IPTV set-top box operations of Eagle Broadband.  The remaining proceeds, net of administrative costs of approximately $300,000, remained at the Company for use in funding the Company’s operations, including the newly-acquired IPTV set-top box operations, going forward.

The Company expects the investment from Dutchess and subsequent acquisition of the set-top box operations to strengthen its financial position and positively impact the financial results of the Company going forward.  As part of the transaction, Nighthawk was assigned a purchase contract with a hospitality solutions provider under which the provider has forecasted purchases that could generate in excess of $6 million in revenues to Nighthawk over a period of approximately one year.  The purchase agreement does not commit the solutions provider to purchase units from Nighthawk, but as of the date of this report, the customer has in excess of $880,000 in orders placed with the Company that have yet to be delivered by the Company.  While no assurance can be given that this will be the case, the Company anticipates that net cash flows from the set-top box operations going forward will reduce the ongoing funding needs of the Company and enhance its ability to continue as a going concern.

In 2004, the Company signed an investment agreement with Dutchess  under which Dutchess agreed to purchase up to $10.0 million  in common stock from the Company, at the Company's discretion, subject to certain limitations including the Company's then current  trading  volume (Note 3).  Although  the  amount  and  timing  of  specific cash infusions  available  under the entire financing arrangement cannot be predicted with  certainty, the arrangement represents a contractual commitment by Dutchess to  provide  funds  to  the  Company.  Since  entering into the arrangement with Dutchess,  the  Company  has  received approximately $5.0 million from Dutchess which has been used to cover  its  operating  cash  flow  deficits .  The investment agreement, unless extended by mutual agreement, is scheduled to expire in December 2007.  Although no assurance may be given that it will be able to do so, the Company expects to be able to continue to access funds under this arrangement through December 2007.

As a result of higher sales volumes made during the first nine months of 2007, combined with decreased cash-based selling, general and administrative expenses, cash used in operating activities decreased $534,389 to $1,029,565 during the first nine months of 2007 as compared to $1,563,954 during the first nine months of 2006.  In order to cover monthly cash flow deficits during the first nine months of 2007 and shortly thereafter, the Company generated cash proceeds from the exercise of puts to Dutchess totaling $271,761 during the 2007 period and borrowed $500,000 under a convertible debenture with Dutchess.  In an effort to limit sales of its common stock, the Company also began utilizing factoring arrangements with Dutchess during 2007 to help fund the purchase of parts and inventory.  During the first nine months of 2007, the Company borrowed $355,000 under factoring arrangements, of which $170,000 had been paid back as of September 30, 2007.  The Company paid down $150,000 in debt owed to one of its creditors during the 2007 period utilizing cash on hand.

In September 2007, the Company entered into a $260,000, 10% unsecured convertible debenture with Dutchess which was due in September 2012.  The Company paid $10,000 to Dutchess in legal and administrative costs associated with the issuance of the note, which has recorded as a reduction to the amount owed under the debenture.  Proceeds from the debenture were used to make a deposit of $250,000 with Eagle Broadband as called for in a Letter of Intent to purchase the set-box box assets from Eagle Broadband.  See Footnote 1.  When the acquisition took place on October 12, 2007, Dutchess canceled the $260,000 debenture and rolled the proceeds from the note into its $6 million purchase of Series B Convertible Preferred Stock.  The deposit was applied to the purchase price of the assets acquired.

The  Company issued 5,985,505 shares to Dutchess during the nine-month period ended September 30, 2007  which  was  used  to  pay  down $398,373 in debt and accrued interest during the period, and converted $758,620 in notes payable to Dutchess into  21,072,767 shares of common stock.  Subsequent to September 30, 2007, Dutchess converted an additional $328,000 of debentures into 9,111,112 shares of the Company’s common stock.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures:

The  Company's  management,  including the Company's principal executive officer and  principal accounting and financial officer, has evaluated the effectiveness of  the  Company's  disclosure  controls  and  procedures  (as  defined in Rules 13a-15(e)  and  15d-15(e)  under  the Securities Exchange Act of 1934) as of the periods covered by this Quarterly Report on  Form  10-QSB.  Based upon that evaluation, the Company's principal executive officer  and  principal financial and accounting officer have concluded that the disclosure  controls  and  procedures  were  effective  as of September 30, 2007 to  provide  reasonable  assurance  that  material  information  relating to the Company  is  made  known  to  management  including  the  CEO.

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

NIGHTHAWK SYSTEMS, INC.
(Registrant)

Date: November 14, 2007	By:	/s/ H. Douglas Saathoff
H. Douglas Saathoff
Chief Executive Officer
Principal Accounting and Financial Officer