Form 10KSB
period 2007-12-31
NIGHTHAWK SYSTEMS INC
filed 2008-04-15
CIK 1084475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-KSB

______________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

COMMISSION FILE NO. 0-30786

NIGHTHAWK SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0627349
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10715 GULFDALE, STE 200 SAN ANTONIO, TEXAS 78216 (210) 341-4811
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001 PAR VALUE

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by Section  13 or 15(d) of the Exchange Act during the past 12  months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90  days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 pf Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant's revenues for its most recent fiscal year were $1,655,098.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price on April 14, 2008 was $6,721,653.

As  of  April 14, 2008 there were 134,433,060 shares of common stock, par value $.001  per  share,  of  the  registrant  issued  and  outstanding.

Transitional Small Business Disclosure Format Used (Check one):  Yes ☐  No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Nighthawk Systems, Inc. (“Nighthawk” or the “Company”, “we”, “us” or “our”) is a provider of intelligent wireless power control and emergency notification products that enable the immediate and simultaneous remote activation or deactivation of equipment or display of messages, on demand. We save our customers time, effort and money by extending their reach, giving them the ability to wirelessly access and control assets and systems that may be widely dispersed or remotely located, eliminating the cost and inconvenience of sending personnel to manually perform tasks that are often unscheduled. These inexpensive and reliable products are shipped fully programmed and are ready and easy to use.  Nighthawk has been selling its telemetry products to a national customer base for more than seven years.

Our power control products automate the manual process of pushing a power button, flipping a switch or plugging in/unplugging an electrical cord.   A wireless signal is sent to the Nighthawk unit, which turns on or off the item or starts or stops the process, much like a household garage door opener is used.  However, Nighthawk units utilize existing public and private wireless networks that cover well over 90% of the United States.  The command codes can be easily generated from any telephone (landline or cellular), or via the Internet, so Nighthawk units can be placed and accessed from almost anywhere.

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

Nighthawk power control products are intelligent – through the use of proprietary firmware, several functions can be carried out by multiple units by sending a single, short digital message.  For example, a single message could be utilized to contact multiple units across the United States, instructing those units to turn on and off at various intervals, several times per day.  This eliminates the need to stay in constant contact with a Nighthawk device.  Nighthawk technology also enables messages to be sent wirelessly to multiple alarms and signs or printers to print or display custom messages associated with particular events.  As such, Nighthawk units are a perfect fit for public or emergency notification applications.

On October 11, 2007, the Company acquired the assets and assumed certain liabilities of the Set-Top Box (“STB”) business of Eagle Broadband, Inc. (“Eagle Broadband”) for $4,750,000 in cash.  The assets acquired included all accounts receivable, inventory, fixed assets and intangibles.   This acquisition was funded by a $6.0 million sale of Series B Convertible Preferred Stock and warrants to Dutchess Private Equities Fund Ltd. (“Dutchess”).  The Set-Top Box business designs, manufactures and markets its proprietary MediaPro IP set-top boxes.  Either standalone or in conjunction with various third-party middleware software, the MediaPro set-top boxes deliver a full range of high quality, standard and high definition entertainment and information services, including IPTV and Video on Demand services,  that can generate revenues for telecom service providers and the hospitality industry.

At the time of the acquisition, STB had a backlog of orders for 2,050 units from a hospitality services integrator.  These orders were placed with Eagle Broadband in conjunction with a purchase agreement that had been executed between Eagle Broadband and the customer.  While the customer was not obligated to make any purchases under the agreement, the agreement provided a pricing schedule for future purchases based on the customers stated need for up to 30,000 total units.  This acquisition was made primarily in an effort to enhance the future cash flows of the Company based on potential inflows from the STB business, and to reduce or eliminate monthly operating cash flow deficits. Although no assurance may be given that it will be able to do so, Company management believes that this operation may be able to generate sufficient cash flows at some point during 2008 to cover the Company’s overall operating cash flow requirements, and eliminate the requirement for additional funding from third parties.

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

BACKGROUND

Nighthawk was formed from the 2002 merger of Peregrine Control Technologies, Inc. (“PCT”, a private Colorado company) and LSI Communications (a Nevada public shell). PCT, a paging repair company, recognized an opportunity in 1999 to supplement declining demand for its services by manufacturing control products that utilized paging technology to wirelessly control electrical appliances.

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

NIGHTHAWK TECHNOLOGY

POWER CONTROL PRODUCTS

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

The PT1000 is connected to existing power at the customer location.  This power can be traditional electric power or solar or battery power.  The PT1000 utilizes this power to drive a microprocessor which interprets instructions sent wirelessly by the customer.  Based on these instructions, the PT1000 can drive up to eight independent relays, allowing the customer to turn on or off eight items.

All other Nighthawk products described below are variations of the PT1000.  Based on customer feedback and experience gained in selling the PT1000, Nighthawk has taken the PT1000 and modified its physical characteristics and capabilities to fit into custom enclosures that are best suited for specific, widespread applications within certain markets and industries.  The broad capabilities of the PT1000 are often not needed by customers, who may want to disconnect a single device for a preset time period, and therefore have no need for the ability to manipulate up to eight relays for variable time periods.  Custom enclosures enable customers to receive a true “plug and play” Nighthawk product that is ready to use out of the box for their particular application.

FIRMWARE

A key feature of the PT1000 is its operating firmware, written and owned by Nighthawk, which resides in an on-board microprocessor and is utilized to operate the PT1000.  This firmware allows all necessary functions to take place on a single circuit board, reducing the size of the overall product and eliminating any programming or engineering by the customer.  This on-board firmware provides the customer with an intelligent product that is capable of receiving a single wireless message consisting of only a few characters and carrying out multiple tasks.  For instance, installed in a fire station, a single message sent by the 911 operator to a PT1000 could simultaneously: 1) turn on lights in the firehouse for 20 minutes; 2) sound an audible alarm for 1 minute; 3) permanently turn off an electric stove; 4) change a traffic signal to red outside of the firehouse for two minutes; 5) open a voice channel for communications with the 911 operator; 6) open the bay doors and subsequently shut them; 7) lock the doors to the firehouse; and 8) enable a security system after five minutes.  Because Nighthawk products can utilize alphanumeric messages for activation, a message could also be sent to a printer giving details of the emergency, which is known as the “rip and run” feature.

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

WIRELESS ACCESS

The Nighthawk single board computer, found in all of its products, is designed to interface with various wireless networks, whether public or private.  Nighthawk currently supports applications on traditional paging networks, CDMA cellular networks, and ReFLEX narrowband PCS networks.  Nighthawk is developing new wireless interfaces that will allow Nighthawk products to be deployed on spread-spectrum networks such as commercial grade WiFi/WiMAX networks and mesh networks that support new protocols such as Zigbee.  These interfaces will open up a greater marketplace for Nighthawk to penetrate.   It is Nighthawk’s desire to produce a product that is agnostic to wireless protocols to support as many applications as possible, regardless of the type of network utilized or maintained by the customer.

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

During 2007, Nighthawk developed its Utility WebConnectTM   software platform.  Nighthawk electric utility customers that purchase this service are able to access the program, which is hosted on a Nighthawk-owned server, to use to manage and activate their Nighthawk units.  The software program contains a database of all of the customer’s units, and allows the customers to “point and click” to access the units instead of dialing a phone number and manually entering in instructions.  Passwords, codes and relevant instructions are encoded into the platform, making Nighthawk’s CEO700 much easier to manage and use.   The database is interfaced to the proper wireless network, so the customer never sees or communicates directly to the underlying wireless services carrier that is utilized for their units.  During 2008, Nighthawk plans to extend this service, under a different name, to non-utility customers using other Nighthawk power control products.

MARKETS AND PRODUCTS

We believe the success that Nighthawk has enjoyed over the past two years in gaining traction in its core markets has the Company well positioned to take advantage of surging demand for Machine to Machine (“M2M”) related products.  There are more than 50 billion machines inhabiting the planet today (Source: Wofgang Grulke, Chairman of Future World), and technology experts such as Forrester Research have predicted that “There will be more invisibly connected machines and physical objects than visible humans from 2005 onward.”  Historically, M2M communication technology has been referred to by many names, such as telemetry, pervasive internet, remote monitoring and telemanagement.  Simply put, M2M technologies enable communication, wired and wireless, between two electric devices.  The outlook for the M2M marketplace varies by source, but overall the outlook is extremely positive over the next five years.  Some examples include the following:

“By 2007, there will be between 100 million and 160 million machine-to-machine connections worldwide that use wireless mobile phone networks.” (Source: Gartner Group)

“Machine-to-machine communications could grow by 49% per year until 2010, with revenues surpassing $270 billion and more than 100 billion objects communicating wirelessly.” (Source: IDATE)

“The M2M market is expected to grow to $270 billion by 2010 as industries look to harness today’s massive computing power and apply it to everyday electronic devices.” (Source: Ray Jones, head of IBM’s Sensors and Actuators division)

While the number of potential uses of Nighthawk products across many markets is virtually unlimited, Nighthawk has historically focused on three primary markets: electric utilities, wireless service providers and transportation/emergency notification.  Each has differing needs, but the applications in these markets are all characterized not only by the need to save the time and/or money associated with a problem that they know will occur, but also the inability to predict exactly when that problem will occur.  Within each of these markets, Nighthawk has identified recurring, common problems that its technology can eliminate or resolve.  In an effort to provide the least expensive, easiest to use products for these applications, Nighthawk has simplified the capabilities of its PT1000 control board described above, and created a plug and play product in a standard enclosure that is ready to use upon delivery to the customer.   The units arrive fully programmed specifically for the application that they are being purchased for.

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

The opportunities for Nighthawk in the Utility market will vary.  We believe we will continue to see the increasing demand for the CEO wholehouse disconnect products as part of or in some cases as the primary strategy for cost reduction.  We will also, however, see a dramatically expanded market potential for load shed devices as AMI takes hold.  Nighthawk holds a potentially valuable position in this arena because of the abilities of the PT1000, which can be utilized to control multiple appliances from a single device, and with a single message.  Nighthawk is the only company, to our knowledge, whose primary business has been turning on and off multiple devices that may lie beyond the meter on the customer’s premise.

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

Nighthawk solutions are valued in this market because they provide an “out-of-band” control solution.  While numerous IP-based control solutions exist, the ability to reach those control solutions is sometimes negated by the fact that the IP network itself is unavailable.  The value of such an out-of-band solution was evidenced by the order of over 3,000 Nighthawk rebooting devices by Mercury Online Solutions (now owned and operated by 3M) in order to control power to thousands of digital display kiosks for AT&T Wireless.  The Nighthawk solutions are also valued in this market because on-call technicians can access the units from almost anywhere via a telephone (landline or cellular), and do not have to have Internet access in order to command the unit to reboot.

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

Nighthawk solutions enable the remote activation of intermittent warning signs such as “ICY ROAD” and “LOW VISIBILITY AHEAD” and also allow the customer to remotely manage weigh station accessibility and activate processes such as bridge de-icing systems. The PT1000 is commonly used as an affordable method of activating flashing beacon signs used in conjunction with weather warnings, construction and highway advisory radio systems. The Company plans to grow this segment of its business over the next few years as demand for product continues to grow.

Because the Company’s products enable on-demand activation of alarms and signs, as well as the ability to push a message through to a printer or digital display, the company views the civil defense industry as a key area for future growth and has solutions in the development and completed stages that will interface with existing emergency notification systems in order to optimally notify all necessary parties of a potential natural disaster/emergency.

The majority of first responders across the United States are fire/EMS departments. According to the National Directory of Fire Chiefs there are 28,921 fire departments with a total number of firefighters at 939,473. There are an additional 451,424 emergency personnel.  The majority of these departments are small and 71% are strictly volunteer. Many of these fire stations need upgrades to the existing systems to address the ever-growing need for reliability, quick response and accuracy. These upgrades include:

•

Firehouse Automation & Alerting

•

Volunteer Alerting

•

Public Emergency Notification

•

EMS Automation & Alerting

•

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

We believe a reason Nighthawk has become a preferred solution is that our emergency notification products work seamlessly with most CAD systems, particularly with Motorola, due to the ability of CAD systems delivering TAP (Telecator Alpha Protocol) messaging for alpha/numeric paging.  TAP is one of the earliest protocols for alpha/numeric paging to hit the commercial subscriber paging industry dating back to the early 1980’s.  TAP is accepted universally on an international basis.  Some of the applications for which first responders integrate the Nighthawk products into their CAD systems include early warning systems for civil defense, tsunami sirens, lighting detection systems, and tornado sirens.  In addition, we have other products deployed for this market segment to include:

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

Nighthawk continues to take steps to ensure that it meets the needs of its target markets and customers. In order to be responsive to customer requests and to take advantage of commercial opportunities, the Company hired a Director of Engineering and Product Development in October 2006.  This individual brings to Nighthawk more than 20 years of expertise in networks, protocols, embedded devices and advanced wireless technologies.  He has integrated wireless devices with enterprise systems in the United States, Canada, Europe and South America. As revenues continue to grow and the customer base expands, Nighthawk will hire, or engage on a contract basis, additional engineering resources to provide ongoing product development, and pre- and post-sales support.  During 2006 and 2007, the Company expensed approximately $101,160 and $53,950, respectively, on research and development efforts.

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

During 2007, the Company began implementing a plan to consolidate its capabilities used in the PT1000, NH100 and CEO700 onto a single circuit board.  Historically, Nighthawk has used separate printed circuit boards for each of these products, its most commonly sold products.  During 2008, the Company expects to begin utilizing a single printed circuit board design that is not only capable of meeting the needs of the applications that typically require Nighthawk products, but that will have enhanced capabilities as well.  Utilizing one common board will allow Nighthawk to order a larger quantity of the boards from manufacturers at a lower per-board price, in spite of having increase functionality on the board.  This board will also be capable of hosting several different wireless radios that utilize both one-way (Pocsag and Flex paging) and two-way (ReFlex, Cellular and Zigbee) protocols.

PATENTS PENDING

During 2006 and 2007, the Company decided to abandon efforts to obtain two patents on power control products that had been underway for over 5 years.  Rather than continuing to pursue and incur costs related to those efforts, management has decided to pursue the development of next-generation products that it feels will be more proprietary in nature and more easily patented.

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

Competition in the emergency notification industry continues to evolve as the Department of Homeland Security and its regional, state and local offices struggle to determine how to improve their capabilities and identify budgets to support needed upgrades.  While this is being resolved, Nighthawk’s Advisors are working to position the Company so that its products will be among those utilized by agencies at all levels of government rather than other competitors products.

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

Nighthawk devices can remedy both of these situations because they ride on a wireless network providing an “out-of-band” solution with access 24/7 whether or not the device sits behind a router that may be down.  Technicians can also access Nighthawk devices via traditional land line telephone services and cellular phones services.  The benefits to the IT professional that an “out-of-band” solution provides include lowering costs to maintain products in the field due to lower labor and vehicle costs because the service call is handled remotely.   In addition, it provides quicker response time to bring a network back up resulting in less down time to LAN/WAN/WiFi networks.  For Wireless Internet Service Providers (WISPs) this is an invaluable solution because it means less down time for their subscribers.

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

Carina Technology offers several solutions for two-way remote disconnect focusing on CDMA technology.  The two-way feature of their products have gained them good attention from major IOU’s however it also comes with a relatively high cost.  They also promote outage management and Pre payment features although we are not aware of any utilities deploying these products to date.

Telemetric is a small, yet active competitor within the Electric Utilities market, but their product is more expensive due to the fact that it utilizes cellular technology, and it also does not offer the coverage that paging does.

Emergency Notification Competition

Motorola has historically been active in all phases of technology related to public safety.  They are a major producer of two-way radios, computer-aided dispatch systems (CAD), and historic two-tone alerting systems.  Motorola has developed a variety of cutting edge products for dispatch centers, CAD systems, radio based alerting and fire equipment communications.  For Nighthawk’s purposes, Motorola can be described as the best type of competition.  Their products are very expensive and generally do more than what most fire departments need or can afford.  Their focus on two-way radios and CAD systems is actually complementary to the Nighthawk suite of products.

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

Telemanagement/Remote Reboot Competition

DataProbe manufactures a product called iBoot.  The iBoot solution includes several models for Single Point (iBoot) and Multi-point (iBootBar) applications.  The iBoot solution supports both AC/DC power requirements.  However, customers have switched to Nighthawk to gain an out-of-band solution.  In addition, they were unhappy with the iBoot because often times it reboots itself with no commands from a technician.

Western Telematic is another major competitor in this field.  They are one of the largest manufactures in the industry for rebooting solutions.  Western Telematic manufactures single and multipoint solutions that support AC/DC power requirements.

Nighthawk is confident that current devices it has or will develop will provide the much sought after “out-of-band” solution.

SALES AND DISTRIBUTION

During 2007, Nighthawk decided to focus the majority of its sales and marketing efforts in the electric utility industry, primarily on sales of its CEO700 product.  This is because sales of the Company’s  CEO700’s are typically higher-volume sales as opposed to sales of other Nighthawk products, and management determined that sales and marketing dollars spent in this area were more likely to produce better returns for each dollar spent.

Following is an outline of the current and future sales and marketing strategies:

Sales Strategy -- External

In efforts to contain personnel costs, Nighthawk has an extended outside salesforce through resellers and agents that have been engaged to represent all Nighthawk products.  These categories of representatives are defined as such:

Electric Utility Resellers and Distributors – Nighthawk’s Vice President, Utility Division, hired in October 2006, spent significant time throughout 2007 establishing a network of regional resellers and distributors that have had longstanding relationships with electric utility companies.  These resellers and distributors are typically paid a commission on each sale brought to Nighthawk, although some are provided product at a wholesale price and are allowed to mark up the selling price to the end customer.  The effort in 2007 was to bring in larger unit sales utilizing this network.

Paging Resellers – Companies such as paging carriers that are willing to identify opportunities within their customer base and potential new customers.  With minimal support from Nighthawk, these companies are capable of closing the sale of our products.  Once the order is received, the reseller orders the products from Nighthawk and bills the customer directly.  In addition, if customer service is needed, the customer will contact the reseller initially.  Currently, Nighthawk is actively engaged with American Messaging, one of the largest paging carriers in the United States.  Nighthawk also has agreements with over 10 regional and local paging companies.

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

Sales Strategy -- Internal

Inside sales representatives are responsible for:

•

Cold call follow-up (lists and timing based on marketing activities)

•

Mining the existing Nighthawk database

•

Web inquiries

•

Referrals

•

Call-ins

•

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

CUSTOMER CARE

At the heart of the Nighthawk sales strategy, both currently and in the future, is customer care.  This is a very high priority and includes a follow-up process on closed orders for which the sales representative:

•

confirms ship dates with production;

•

informs the customer of ship date via e-mail and/or telephone;

•

contacts the customer to confirm receipt of the product and answer any questions within 3 days of the expected delivery date;

•

contacts the customer to see if they have installed the product and poll their satisfaction two weeks following delivery of the product;

•

contacts the customer to see how the products are working and determine incremental needs within sixty days following delivery of the product; and

•

continue to touch base with the customer at least every 90 days to continue building a relationship with them.

CURRENT MARKETING STRATEGY

Nighthawk utilizes a customer relationship management (“CRM”) tool to gather and cultivate better information for the company to ultimately enhance sales efforts and achieve sales goals.  By collecting data on potential customers in as much detail as possible, the process of marketing to these prospects becomes more efficient and cost-effective.  In addition, tracking potential sales opportunities becomes more succinct allowing for senior management to determine the most effective team sales effort to meet and exceed the company goals.  Salesforce.com, an internet-based CRM tool, is currently utilized to allow Nighthawk personnel in the San Antonio, Dallas, Denver and New Jersey offices the ability to share information in one centralized database.

The current marketing programs being executed with a strategic follow-up plan is measured for success utilizing the CRM tool.  Marketing activities include:

TRADE SHOWS

•

Display at industry-specific trade shows for the utility and public safety sectors – at least 6 national and 6 regional shows

•

Provide on-going support for Resellers/Agents at trade shows providing customized materials and attendance by Nighthawk representatives to promote our products

•

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

MARKETING COMMUNICATIONS

New marketing communication vehicles have been developed to re-brand and strengthen the Nighthawk image thus building a stronger, more recognizable brand.  Critical elements of this function are:

Website -- The appearance, quality and operability of the web site is of paramount importance.  Currently in progress is development of a search engine optimization plan that will be implemented beginning in the second quarter of 2008.  This critical element is key to the growth of the rebooting market for which most of Nighthawk customers seek out its solution over the internet as they are IT decision makers.  Visitors of the Nighthawk website, www.nighthawksystems.com, can request additional information concerning featured products.  All web inquiries feed directly into the Nighthawk CRM tool allowing for immediate follow-up for which we have about an 80% close rate for these leads.

Print Advertising – Half-page ads that are relevant to the targeted audience are placed in industry-specific publications based on editorial content.  Additional distribution of the publications in which Nighthawk advertises occurs at trade shows at which we exhibit.  The purpose for advertising is to drive traffic to the newly-designed website and continue to strengthen brand presence in key industries.  In addition, the print publications gather leads from its readers that are provided to Nighthawk for follow-up.

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

•

Quarterly Newsletter

•

Customer Survey for the development of case studies and opportunity to ask for referrals

•

Speaking Engagements within speakers’ bureaus and at conferences/trade shows for Nighthawk senior management

•

Round table discussions hosted by Nighthawk for senior-level executives (as a stand-alone event or in conjunction with a larger event as a sponsorship)

SET-TOP BOX (“STB”) PRODUCTS

MARKETS AND PRODUCTS

Nighthawk designs, manufactures and markets the MediaPro IP5000HD and the MediaPro IP3000HD set-top boxes.  The STB’s deliver full video and computing functionality in a compact footprint in a very quiet, fanless package that enables a wide range of on demand, IP-based applications including high speed Internet access, streaming IP video, digital audo/music, video on demand, 3D gaming, video conferencing and more.  Either standalone or in conjunction with various third-party middleware software, the STB products deliver a full range of high quality, standard and high definition entertainment and information services that can generate revenues to hotel and casino owners, as well as to telecom service providers,  hospitals, apartment/condominium owners, schools and other similar entities.  The STB’s also enable telecommunication service providers to deliver IP-based broadband and television services to their customers.  Currently, the Company’s primary market is the hospitality industry, which is in the midst up upgrading in-room video and television services technology.

The IP5000HD was the Company’s original high definition STB and is an MPEG-2 high definition hospitality box with a hard drive and IPTV PVR (Personal Video Recorder) capabilities.  To the Company’s knowledge, it was the first high definition IP set top box on the market to ship and be deployed in volume when it was installed at a major Las Vegas hotel in mid-2005.  The IP5000HD was designed to be a high-end, premium unit that would command a premium price, because it includes a complete Intel-based PC (running either Windows XP or Linux), as well as set-top box functionality capable of delivering a full range of video, Internet and other interactive services which hotels are increasingly demanding to satisfy the needs of their guests.  The IP5000 includes Intel-based PC infrastructure, so it is a more expensive unit to manufacture than the newer System-On-a-Chip STB’s, such as the IP3000HD model described below, which combine both graphics processing and computing processing into a single chip architecture.  While the IP5000HD is currently being sold in hospitality markets, it’s also in the early stages of exploiting a secondary market opportunity as an IPTV PVR STB.  This secondary market for the IP5000HD is expected to continue until its PVR capability is superseded by a modified version of the IP3000 in which we expect add a hard drive to go after the IPTV PVR market more cost effectively.

The IP3000HD, Nighthawk’s newest STB, is a  leading-edge MPEG-2 / MPEG-4 high definition box which debuted at the June 2007 HiTec Hospitality Technology Show.  It offers an Opera browser and Java Script capabilities allowing servers to dynamically download applications to run remotely on the box.

Since its acquisition of the STB business on October 11, 2007, Nighthawk has been selling the IP3000HD to one of the largest providers of hospitality broadband services whose installations total over 500,000 rooms in over 3,000 hotels worldwide under the terms of an agreement that provides per unit pricing for in excess of 25,000 units.

A number of major network integrators that supply in-room entertainment systems to the hospitality industry are potential Nighthawk STB customers.  The IP3000HD and the IP5000HD give Nighthawk enough flexibility to cover the wide variety of needs of the lower to upper tier hotel and casino properties throughout the world in an economic fashion.

NEW PRODUCT DEVELOPMENT/PRODUCT ENHANCEMENTS

Based on discussions with the various integrators of IP and television services to the hospitality industry, Nighthawk is constantly reviewing requests for the addition of new features and capabilities to its existing line of STB’s.  In late 2007, Nighthawk began working with Verimatrix, Inc. to become one of the first set-top box providers in the hospitality industry to offer digital watermarking, and process through with video streams would be encoded with a watermark that would be visible if the content were recorded and removed from the hotel premise in an unauthorized fashion.  Such watermarking would allow for stolen video to be traced to its point of origin, and would serve as a deterrent for unauthorized use of video content provided in hotels and casinos.  In 2008, Nighthawk will begin offering its own Software Developers Kit to potential customers in an effort to create sales opportunities for the STB’s.  From its acquisition of the STB business on October 11, 2007 through December 31, 2007, Nighthawk expensed $33,573 in research and development costs related to the STB business.

PATENTS

Nighthawk received two patents with the acquisition of the STB business.  The first is for an improved patch antenna for a set-top box.  Using a patch antenna as the set-top box’s antenna advantageously solves the problem of interference that could result from the metal enclosure if other types of antennas were used.  Using a patch antenna and locating the patch antenna behind the bezel hides the antenna from the user’s reach, and thereby advantageously avoids the user from having to carefully place or adjust the antenna.

The second patent is an electronic system that includes control logic that causes input and output ports to be disabled during the interruption windows of the initialization process, and subsequently to be selectively disabled or enabled after completion of the initialization process.  This is done to prevent interruption of the initialization process by the user.  The input and output ports are disabled or enabled, after completion of the initialization process, to control access to content sorted on, or made available by, the electronic system.  This process prevents the Company’s software from being used on non-Nighthawk set-top boxes.

COMPETITION

Amino Technologies, based in England, designs and supplies set-top boxes for a wide variety of applications, including for use within the hospitality industry.  Amino has a larger current market share than Nighthawk, primarily based upon the use of its standard definition set-top boxes.

Advanced Digital Broadcast (“ADB”) is headquartered in Geneva, Switzerland.  ADB on its website claims to have more than 700 employees and to have sold more than 10 million digital set-top boxes worldwide since 1995.

Motorola manufactures set-top boxes that are used by telecom service providers such as AT&T for use in retail consumer service offerings, but to date does not have a large presence within the hospitality industry with high definition set-top boxes.

SALES AND DISTRIBUTION

Nighthawk currently utilizes the services of an outside consultant as well as one in-house sales person to sell its STB’s.  Products are built and shipped directly to customers from one of several manufacturing sites in Asia.

CURRENT MARKETING STRATEGY

Nighthawk’s current strategy is to build on its recent success with both the IP3000HD and the IP5000HD boxes to attract new hotel services integrators as customers.  The two engineers hired as part of the acquisition of the STB business each have excellent reputations with several integrators within the industry.  As discussed above, to the Company’s knowledge, it was the first Company to ship and deploy a high definition IP set top box  in volume when it was installed at a major Las Vegas hotel in mid-2005.   It has also gained traction in the market with the current customer that is purchasing the IP3000HD.  Nighthawk’s staff has developed a positive reputation for providing proactice customer support in the installation and integration of its STB’s, and is currently in negotiation with several potential customers that would like for the Company to design a set-top box to fit their particular needs.

ITEM 1A.  RISK FACTORS

OUR INDEPENDENT AUDITORS HAVE ISSUED A GOING CONCERN OPINION AND IF WE CANNOT OBTAIN  ADDITIONAL  FINANCING,  WE  MAY  HAVE  TO  CURTAIL  OPERATIONS.

Our  auditors, GHP Horwath, P.C., included an explanatory paragraph in their Report of Independent Registered Public Accounting Firm on our December 31, 2007 consolidated financial statements indicating that conditions exist that raise substantial doubt about our ability to continue as a going concern. We will require additional funds in the future, and any independent auditors report on our  future financial statements may include a similar explanatory paragraph if  we are unable to  raise sufficient funds or generate sufficient cash from operations to cover the cost of our operations. The existence of the explanatory paragraph  may  adversely  affect  our  relationship with prospective customers, suppliers  and  potential investors, and therefore could have a material adverse effect  on  our  business,  financial  condition  and  results  of  operations.

OUR  CONTINUED  EXISTENCE  IS  DEPENDENT  UPON  OUR  ABILITY TO RAISE ADDITIONAL CAPITAL,  WHICH  MAY  NOT  BE  READILY  AVAILABLE.

From inception, we have generated funds to cover operating cash flow deficits primarily through the sale of equity securities or the issuance of debt that is convertible into securities. We may not be able to continue to sell additional securities.  We expect to raise funds in the future through sales of our debt or equity securities until a time, if ever, that we are able to operate profitably. We may not be able to obtain funds  in  this manner or on terms that are beneficial to us.  If we are unable to obtain needed funding, it can be expected to have a material adverse effect  on  our operations and our ability to achieve profitability.

WE  DEPEND ON CERTAIN CUSTOMERS AND IF WE LOSE ONE OF OUR SIGNIFICANT CUSTOMERS, OUR  REVENUES  MAY  SUBSTANTIALLY  DECREASE  AND  OUR  BUSINESS  MAY  FAIL.

During the year ended December 31, 2007, one customer that purchases STB’s from us accounted for 30% of our total revenues for the year.  Additionally, a second customer that resells our products to electric utilities accounted for 13% of our revenues in 2007.  If either of these two customers stop generating orders for us altogether, and we are unable to obtain comparable orders from other customers, our revenues would decrease and it could have a material adverse effect on our business.

WE  DEPEND ON KEY PERSONNEL AND OUR BUSINESS COULD BE ADVERSELY AFFECTED IF THEY WERE TO DEPART.

Our success depends to a significant degree upon the continued contributions of our  key  management and technical  personnel.  Our business requires highly skilled hardware and software engineering personnel.  H. Douglas Saathoff currently serves  as both our Chief Executive Officer and the Chief Financial Officer, and has  experience  in  raising  capital  for  small  cap  companies  and providing financial  oversight  that  is vital to our ongoing success.  We do not currently have  employment agreements with Mr. Saathoff or any of our engineering staff that prohibit them  from  competing with us upon termination of their employment. In addition, it may be difficult to replace Mr. Saathoff or engineering staff if one or more of these individuals left the Company.  Our business may  not  be  successful  if, for any reason, any of these skilled employees ceased to be employees of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive, sales and marketing offices are located in 1,144 square feet of leased office space at 10715 Gulfdale, Suite 200, San Antonio, Texas under a two-year lease agreement that expires in April 2008.  The Company leases the space at a monthly rate of $1,395.  The Company's power control products are assembled and tuned in 2,400 square feet of leased office and production space located at 8200 East Pacific Place, Suite 204, Denver, Colorado, for which the Company pays $1,650 per month.  The engineering staff for the set-top box operations is located in 1,500 square feet of leased space for which the Company pays $1,150 per month. The Company also maintains 230 square feet of space for an engineer in Dallas, Texas for which it pays $350 per month.  Each of these sites outside of San Antonio are on month-to-month leases.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a shareholder vote during the period ending December 31, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market for Common Equity

Our common stock trades on the Over the Counter Bulletin Board ("OTCBB") under the symbol "NIHK".  Knight Equity Markets, L.P., Olympus Securities, LLC, and UBS Securities LLC are among the most active market makers for the stock.

The following is a table of the high and low bid prices of our stock as of March 31, 2008 and for each of the four quarters of the fiscal years ended December 31, 2007 and 2006:

QUARTER ENDED	HIGH	LOW	QUARTER ENDED	HIGH	LOW

March 31, 2008	$0.07	$0.05
December 31, 2007	0.12	0.07	December 31, 2006	0.10	0.03
September 30, 2007	0.12	0.09	September 30, 2006	0.06	0.03
June 30, 2007	0.20	0.09	June 30, 2006	0.11	0.04
March 31, 2007	0.12	0.06	March 31, 2006	0.16	0.04

These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)  Security Holders

The number of record holders of our common stock at December 31, 2007 was 171 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c)  Dividends

There have been no cash dividends declared or paid on the Company’s common stock since the inception of the Company, and no cash dividends are contemplated in the foreseeable future. The Company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries.  The Company’s Series B Preferred Stock provides for an annual dividend equal to 12% of the per share price of each share of Series B Preferred stock, payable quarterly.  The dividend is payable in cash or common stock, at the sole option of the holder of the shares.  At December 31, 2007, the Company had accumulated $165,699 in dividends on the Series B Preferred Stock.

(d) Recent Sales of Unregistered Securities

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

On October 9, 2007, the Company issued 600,000 shares of Series B Convertible Preferred Stock to Dutchess Private Equities Ltd. in return for net cash proceeds of $5,432,000.   The Series B Convertible Preferred is perpetual and non-redeemable, and carries a cumulative annual dividend of 12%, payable quarterly.  Each share of Series B Preferred Stock is convertible, at the option of the holder, into shares of Company common stock equal to the greater of (i) $13.00 worth of common stock based on the lowest closing bid price of the Company’s common stock during the twenty trading day period immediately preceding the date of the conversion, or (ii) one hundred shares of common stock.

The securities described immediately above were issued to investors in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as set forth in Section 4(2) under the Securities Act of 1933 and Rule 504, 505 or 506 of Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.  The purchaser of the securities described immediately above this paragraph represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for investment purposes only and not for distribution, that they could bear the risks of the investment and could  hold  the securities for an indefinite period of time.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-KSB (including the exhibit) that are not purely historical facts, including statements regarding Nighthawk Systems, Inc.'s beliefs, expectations, intentions or strategies for the future, may be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, introduction of products in a timely fashion, market acceptance of new products, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new third-party products and techniques that render Nighthawk Systems, Inc.’s products obsolete, delays in obtaining regulatory approvals, potential product recalls and litigation. Risk factors, cautionary statements and other conditions which could cause Nighthawk Systems, Inc.'s actual results to differ from management's current expectations are contained in Nighthawk Systems, Inc.'s filings with the Securities and Exchange Commission.  Nighthawk Systems, Inc. undertakes no obligation to update any forward-looking statement to reflect events or circumstances that may arise after the date of this filing.

The following information should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2007 and 2006 contained elsewhere in this Annual Report.

OVERVIEW

The Company's financial results include the accounts of Nighthawk Systems, Inc. and its wholly-owned, non-operating subsidiary, Peregrine Control Technologies, Inc. ("PCT").  On October 11, 2007, the Company acquired the assets and assumed certain liabilities of the Set-Top Box business of Eagle Broadband, Inc. for $4,750,000 in cash. The assets acquired included all accounts receivable, inventory, equipment and intangibles. This acquisition was funded by a $6.0 million sale of Series B convertible preferred stock and warrants to Dutchess.  This acquisition was made primarily to enhance the future cash flows of the Company in and effort to reduce or eliminate monthly operating cash flow deficits.

Nighthawk is a provider of intelligent devices and systems that allow for the centralized, on-demand management of assets and processes. Nighthawk products are used throughout the United States in a variety of mission critical applications, including remotely turning on and off and rebooting devices, activating alarms, and emergency notification, including the display of custom messages.  Nighthawk’s IPTV set-top boxes are utilized by the hospitality industry to provide in-room standard and high definition television and video on demand.

COMPARISON OF 2007 AND 2006

REVENUE

The components of revenue and their associated percentages of total revenues for the fiscal years ended December 31, 2007 and 2006 are as follows:

	Years Ended December 31,
	2007		2006
Set-Top Box	$510,275	31%	$-	-
Utility products	737,736	44%	348,895	39%
General power control products	356,925	22%	509,944	57%
Airtime and access services	50,162	3%	40,336	4%
	$1,655,098	100%	$899,175	100%

Revenues for 2007 were $1,655,098 as compared to $899,175 for the prior year, an increase of 84% between periods.  A large portion of this increase, $510,275, was produced from sales of IPMediaPro 3000HD set top boxes.  With the purchase of the Set-Top Box operation on October 11, 2007, the Company assumed responsibility for the production of approximately 2,050 boxes that has been ordered from Eagle Broadband in prior months.  The day after the acquisition was completed, the Company received an additional order from its primary customer for an additional 2,150 units. During the three month period ending December 31, 2007 the Company was able to produce and ship approximately 2,190 set-top box units.

Sales of all of the Company's Utility products increased 111% from $348,895 in 2006 to $737,736 in 2007.  Prior to the acquisition of the Set-Top Box operation, the Company put added emphases on selling its utility products and decreased the emphasis on selling its rebooting and specialty power control products.  Sales to electric utility customers are typically higher volume sales as compared to sales of other products, and Company management felt that limited marketing and personnel resources were better utilized within this market.  Throughout 2007 and in an effort to increase visibility of its products within the electric utility market, the Company focused on assembling a reseller and distribution network for the utility products.   During each fiscal quarter of 2007, the Company produced quarterly year over year revenue growth from sales of its CEO700 remote disconnect product.  Given the pace of order flow throughout the year, spurred by both market conditions and a deliberate increase in our sales effort, the Company anticipates that this trend will continue and possibly accelerate.

Sales of the Company’s general power control products decreased from 2006 to 2007.   Individual sales to customers of these products are usually for a smaller number of units as compared to sales of utility products.  However, during 2006, the Company had recorded revenue of approximately $128,000 on a single purchase of logic boards by a customer.  Management believes that the potential for similar larger orders still exists, but did not spend significant marketing effort and dollars in this area during 2007.  Subsequent to December 31, 2007, the Company received an order from a customer for power control units to be produced during fiscal 2008.  This single order would generate revenues approximately equal in size to total revenues produced by general power control products during fiscal 2007.

Airtime revenues, generated on a recurring basis by reselling wireless access to units purchased by customers, increased 24%, from $40,336 in 2006 to $50,162 in 2007. The increase in airtime revenues is a direct result of more of the Company’s units being purchased and placed into operation by customers.

Cost of goods sold includes parts and pre-manufactured components as well as allocated overhead for production personnel and facilities costs for products produced in-house, and parts and a per-unit finished product cost for products made by sub-contract manufacturers.  Cost of goods sold increased by $738,121 or 137% for 2007 from $538,692 for the prior year to $1,276,813 for 2007, and increased as a percentage of revenues between the periods from 60% in 2006 to 77% in 2007.   Because of the increased volume of business from sales of set-top boxes and from sales of the CEO700, the Company produced more gross margin dollars in 2007 than it did in 2006.   However, the Company’s overall gross margin decreased from 40% to 23%.  This was due primarily to the large contribution of the set-top box operation during the fourth quarter of 2007.  As mentioned above, the Company inherited orders to produce in excess of 2,000 units with the acquisition of the business.  These orders had originally been placed with Eagle Broadband, and the customer was originally expecting to receive the units in October and November of 2007.  In an effort to deliver units to the customer as quickly as possible, the Company had to pay expedite fees related to acquiring component parts and for shipping of the finished units as well.  These additional costs reduced the margins that the Company expects to ultimately be able to produce on set-top boxes during 2008.  The gross margin produced in 2006 was also higher than normal due the sale of logic boards to one customer as mentioned above.   The Company makes more margin dollars on the sale of its PT1000 logic boards than on any other product, and 31% of its revenues were produced by the sales of these boards in 2006 as compared to only 13% in 2007.

In an effort to lower its cost of producing power control products, the Company is in the process of designing a printed circuit board (“PCB”) that can be used within most of the Company’s power control products, within the utility products markets and the other major markets as well.  By using a common PCB for multiple applications, management believes it can lower its per unit cost of producing its power control products due to higher volume production runs.

Management is also currently in discussions with alternate contract manufacturers for it’s Set-Top Box products and believes that the opportunity exists to lower the per-unit cost of producing the products.  Additionally, management believes that the same manufacturer may be utilized to produce both set-top boxes and power control products, resulting in lower per-units costs of production due to an increase in the overall volume of business awarded to the manufacturer.

Selling, general and administrative expenses for 2007 decreased by $232,532 or 8% to $2,589,872 from $2,822,404 for 2006. During 2006, the Company recognized approximately $489,000 related to a note issued to Dutchess in exchange for consulting services performed during the year.  No comparable expense was incurred in 2007.  This decrease was also due  to decreases in expenses associated with research and development costs between the periods presented.  The Company also recognized less legal fees during the current year period as it decreased the number of associated financing transactions from the 2006 period to the 2007 period. These cumulative decreases more than offset approximately $285,000 in noncash expense associated with options awarded to employees, as well as to a Company board member, that was recognized during the 2007 period, as well as $100,750 in amortization expense recognized in 2007 related to identified intangibles acquired with the STB business.

Interest expense incurred on non-related party debt decreased $134,974 or 11% between the years presented.  The amount owed to Dutchess and to a shareholder decreased a total of approximately $1.3 million during 2007, so the Company incurred less interest expense in 2007 than in 2006 on the corresponding convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements for 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The  Report  of  our  Independent  Registered Public Accounting Firm on the Company's financial  statements  as of and for the year ended December 31, 2007 includes a "going  concern"  explanatory  paragraph which means that the auditors stated that conditions exist that raise substantial  doubt  about  the Company's ability to continue as a going concern.

Since 2004, the Company has relied on an investment agreement with Dutchess Private Equities , II, L.P. (“Dutchess”) to obtain funds to cover its operating cash flows and deficits.  This arrangement expired in December 2007.  The Company remains in discussions with Dutchess about the Company’s operating cash requirements but presently has no formal agreement with Dutchess to provide additional funding to the Company.

Effective October 11, 2007, the Company acquired the Set-Top Box operations of Eagle Broadband for cash of $4,750,000.  This acquisition was funded by a $6.0 million sale of Series B convertible preferred stock and warrants to Dutchess.  This acquisition was made primarily to reduce or eliminate the Company’s monthly operating cash flow deficits. Although no assurance may be given that it will be able to do so, Company management believes that this operation may be able to generate sufficient cash flows during 2008 to cover the Company’s overall operating cash flow requirements, and eliminate the requirement for additional funding from third parties.  Management also believes that improved operating results from internal growth and the contribution of the Set-Top Box business will enhance its ability to obtain new funding from outside parties.  As of the date of this report, the Company has continued to receive orders for boxes, and has identified the opportunity to reduce production costs for the boxes which it believes will have a positive impact on future cash flows and operating results if the Company continues to receive orders of a similar or greater magnitude in the future.

During the year ended December 31, 2007, net cash used in operating activities was approximately $1.8 million. Major  cash  outlays  during the period were approximately  $933,000  for  payroll/employee  benefits,  $377,500 for  public relations  efforts,  and $94,000  for  sales and marketing efforts.  In addition, the Company acquired the Set-Top Box operations of Eagle Broadband for cash of $4,750,000, and paid a stockholder $150,000 to reduce the amount owed to him under convertible notes.  To finance its operations, pay down the debt to the stockholder and to purchase Set-Top Box, the Company borrowed $500,000 from Dutchess under a convertible debenture and borrowed additional net proceeds during the year of  $311,219 under notes payable that are secured by accounts receivable.  The Company also issued common stock to Dutchess for net cash proceeds of $271,761 and issued 600,000 shares of Series B Preferred Stock and Warrants to Dutchess in return for net cash proceeds of $5,942,000.   The majority of the cash proceeds from the sale of the Series B Preferred Stock were used to pay the $4,750,000 cash purchase price for the Set-Top Box business and $250,000 was paid to Dutchess for interest owed on outstanding notes.  The remainder of the cash proceeds were and are being used to fund the consolidated operations of the Company after the acquisition was made.

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

REVENUE RECOGNITION

Revenue is recognized when all of the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured.

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied.  Revenues from equipment sales are recognized upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company is often prepaid for airtime services and is also occasionally prepaid for its products. These amounts are recorded as deferred revenue until the airtime services are provided or until the products have been manufactured.

STOCK-BASED COMPENSATION

Beginning in 2006, the Company adopted the provisions of, and  accounts  for  stock-based  compensation  in accordance with, the Financial Accounting Standards Board's (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 -  revised  2004 ("SFAS 123R") "Share-Based Payment" which replaced SFAS  No.  123  ("SFAS  123"),  "Accounting  for  Stock-Based Compensation"  and  supersedes  APB  Opinion  No. 25 ("APB 25"), "Accounting for Stock  Issued to Employees". Under the fair value recognition provisions of this statement,  stock-based compensation cost is measured at the grant date based on the  fair  value  of  the  award and is recognized as expense on a straight-line basis  over  the  requisite  service  period,  which  is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

We account for stock options granted to non-employees on a fair-value basis in accordance with SFAS 123R and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

IMPAIRMENT OF GOODWILL, INTANGIBLES AND OTHER LONG-LIVED ASSETS

Long-lived, tangible and intangible assets that do not have indefinite lives, such as property and equipment and acquired customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As a result of the STB acquisition we consummated in the fourth quarter of 2007, we had approximately $1.5 million in identifiable intangible assets at December 31, 2007. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for such long-lived assets is based on the fair value of the assets.

Goodwill is not amortized and is subject to write downs charged to results of operations only when its carrying amount is determined to be more than its estimated fair value based upon impairment tests that are required to be made annually or more frequently under certain circumstances. The fair value of our reporting unit used in determination of the goodwill impairment is evaluated based on historical performance and/or expected present value of associated future cash flows. As a result of the acquisition we completed in 2007, we have approximately $3.4 million in goodwill at December 31, 2007.

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY SETTLED IN OUR CAPITAL STOCK

We account for obligations and instruments potentially to be settled in our capital stock in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock, primarily as these relate to warrants issued to Laurus.

Under EITF No. 00-19 contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then- current classification. For contracts initially classified as equity, we do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, we report changes in fair value in earnings and disclose these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141 (R)”) which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.  The Company is currently assessing the impact that the adoption of this statement may have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities and is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The Company is currently assessing the impact the adoption of SFAS No. 157 may have on its financial statements

ITEM 7.  FINANCIAL STATEMENTS

The  audited  consolidated  balance sheet of the Company as of December 31, 2007 and  related  consolidated  statements  of operations, stockholders' equity(deficit)and cash  flows  for  the  years  ended  December  31,  2007  and 2006 are included, following Item 14, in sequentially numbered pages numbered F-1 through F-16. The page numbers for the financial statement categories are as follows:

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness in our ability to produce financial statements free from material misstatements. Management reported a material weakness resulting from the combination of the following significant deficiencies:

-

a lack of segregation of duties in accounting and financial reporting activities; and

-

a lack of a sufficient number of qualified accounting personnel; and

-

a lack of documentation and review of financial information by accounting personnel with direct oversight responsibility.

Our Chief Executive Officer has also served as our Chief Financial Officer since September 2005.  We believe that the lack of a full-time Chief Financial Officer has resulted in a significant deficiency in internal controls over financial reporting due to the lack of qualified accounting personnel with sufficient time to regularly and adequately review complex, nonrecurring transactions, such as those involving the issuance of debt and equity securities.  In addition, the Company employs only one individual that is responsible for the processing of all recurring transactions.  While management is actively involved in the daily activities of the Company, including the review of transactions, it is difficult to adequately segregate accounting duties within the Company in a manner to prevent a material weakness in internal controls over financial reporting.

In order to remediate the material weaknesses described above, management is considering the possibility of a) hiring and full-time Chief Financial Officer, b) hiring additional accounting personnel, and c) utilizing outside consultants to review particular transactions as well as to design and implement additional procedures to mitigate risks associated with a lack of segregation of duties within the accounting department.  However, we may not be able to fully remediate the material weaknesses described above until our cash flows improve sufficiently to allow us to hire additional personnel or utilize outside consultants.  Management will continue to actively monitor and assess the costs and benefits of these remedial efforts.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report on internal control in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

The Company has not filed audited financial statements related to the purchase of the Set-Top Box business from Eagle as required by Section 15(d) of the Exchange Act because it has been unable to obtain assistance or information from Eagle that would be required for such disclosure.  The Company is presently unable to predict if and when such disclosure will be provided as Eagle has limited available personnel with knowledge of or access to historical Set-Top Box financial results, and Eagle has not had an audit performed on their fiscal 2007 operations, which includes Set-Top Box results.  On November 14, 2007, Eagle and all of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934, AS AMENDED

The following persons are executive officers and directors of the Company:

H. Douglas Saathoff, 46 - Chief Executive Officer and Chief Financial Officer

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

Michael Mayer, 46 - Vice President, Utility Products Division

Michael Mayer joined the Company in November 2006.  Mr. Mayer comes to Nighthawk after spending over seven years at BLP Components, where he was responsible for the development of the utility business in North and South America, including working with utilities on remote disconnect and load management projects.  He has a degree in Mechanical Engineering from New Jersey Institute of Technology and an MBA in Finance from Seton Hall University.  At Nighthawk, he is responsible for expanding the Company’s position in the utility market.

Raymond G. Romero, 54 - Board Member

Raymond G. Romero was appointed to the Board in January 2007 to serve until the next annual meeting.  He is currently the President of HERO Assemblers, LP, a Tier 1 supplier of wheel and tire assemblies to Toyota Motor Manufacturing, Texas in its San Antonio, Texas automotive assembly plant. Mr. Romero served as counsel to Nighthawk Systems from 2003-2005. He gained extensive experience in mergers and acquisitions and in regulatory matters while serving as Vice President and General Counsel to Ameritech International and then ATSI Communications, Inc. between 1991 and 2003.  Mr. Romero was also a partner in a telecommunications consulting firm based in Chicago, Competitive Strategies Group, that specialized in providing regulatory and economic advisory services to the telecommunications industry from 1997-1999.  He received his Juris Doctor from Northwestern University Law School in Chicago in 1979.

As the Company does not trade on a national exchange, it is not required to have a separately designated audit committee or financial expert.   As of the date of this report, Mr. Romero is the Company’s sole board member and performs the oversight functions of an audit committee.  As such, the Company does not have a separately-designated standing audit committee established in accordance with section 3(a) 58) (A) of the Exchange Act, or a committee performing similar functions.  Mr. Romero is an independent director, and would qualify as a financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company’s Chief Executive Officer, H. Douglas Saathoff, has not yet filed a Form 4 for the award of options in March 2007 to purchase 2,500,000 shares of common stock at a price of $0.07 per share, which was the market price of the common stock on the date of grant.

The Company’s director, Raymond G. Romero, has not yet filed a Form 4 for the award of options in March 2007 to purchase 500,000 shares of common stock at a price of $0.07 per share, which was the market price of the common stock on the date of grant.

The Company is currently coordinating the filings of these forms which should have been filed during the year ended December 31, 2007.

CODE OF ETHICS

Nighthawk Systems, Inc. has adopted a code of ethics that applies to the executive officers of the Company, including its Chief Executive Officer, President and Principal Accounting and Financial Officer.  A copy of the Company's code of ethics is available on the Company's corporate website at www.nighthawksystems.com, or will be provided free of charge to any person upon request.  Requests may be made by phone at (210) 341-4811.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards(a)	Nonequity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
H. Douglas Saathoff	2007	$131,640	$-	$-	$166,667	$-	$-	$-	$298,307
Chief Executive Officer	2006	$120,000	$-	$-	$-	$-	$-	$-	$120,000

Michael Mayer,	2007	$120,000	$20,000	$-	$-	$-	$-	$-	$140,000
VP Utility Products	2006	$14,543	$-	$-	$20,250	$-	$-	$-	$34,793

Rex Lee,	2007	$105,091	$-	$-	$-	$-	$-	$-	$105,791
VP General Mgr.	2006	$100,000	$-	$-	$14,100	$-	$-	$-	$114,100

(a) See a discussion of the assumptions made in Notes 1 and 8 to the accompanying Consolidated Financial Statements for the Years Ended December 31, 2007 and 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
	(#) Exercisable	(#) Unexercisable	(#)			(#)	($)	(#)	($)
H. Douglas Saathoff,	500,000	-	-	$0.22	1/1/2013	-	-	-	-
Chief Executive Officer	2,500,000	-	-	$0.07	3/9/2017	-	-	-	-

Michael Mayer, V.P Utility Products	250,000	500,000	-	$0.04	10/25/2016	-	-	-	-

Rex Lee, VP General Mgr.	100,000	100,000	-	$0.08	5/25/08(a)	-	-	-	-

(a)

Mr. Lee resigned effective 1/25/08 and his option agreement states that any vested and unexercised options will be canceled four months for the date his employment ends.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Max Polinsky (a)	$-	$-	$-	$-	$-	$-	$-
Patrick Gorman (a)	$-	$-	$-	$-	$-	$-	$-
Raymond G. Romero (a)	$-	$-	$33,250	$-	$-	$-	$33,250

 (a)

On January 23, 2007, Raymond G. Romero was appointed to the Company's Board of Directors by existing board members. Subsequent to the appointment of Mr. Romero, Patrick Gorman and Max Polinsky resigned from the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

None

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common stock (a)	H. Douglas Saathoff	3,448,324	2.5%
Common stock (b)	Raymond G. Romero	525,000	0.4%
Common stock (c)	Michael Mayer	272,000	0.2%
Common stock (d)	Rex Lee	100,000	0.1%
Common stock	Directors and officers as a group	4,345,324	3.2%

NOTES:

(a)     Includes 500,000 options exercisable within 60 days at$0.22 per share and 2,500,000 options exercisable within 60 days at$0.07 per share

(b)     Includes 500,000 options exercisable within 60 days at$0.07 per share and 25,000 options exercisable within 60 days at$0.22 per share.

 (c)    Consists of 250,000 options exercisable within 60 days at $0.04 per share.

(d)     Consists of 100,000 options exercisable within 60 days at $0.08 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no reportable relationships or transactions.

DIRECTOR INDEPENDENCE

As of December 31, 2007, Raymond G. Romero was the Company’s sole board member. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the board be independent.  However, management considers Mr. Romero to be independent as he is not employed by the Company, nor is he a director or employee of a company that provides material services to the Company or receives material goods or services from the Company.

ITEM 13.   EXHIBITS

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

 (b)  None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)     Audit Fees:

Fees  billed  by our independent registered public accounting firm, GHP Horwath, P.C. for audit and review services for each of the years  2007 and 2006 were approximately $58,300 and $56,800, respectively.

(2)     Audit-Related Fees:

None

(3)     Tax Fees:

GHP Horwath, P.C. billed the Company $3,500 and $26,000 for tax fees during 2007 and 2006, respectively.

(4)     All Other Fees:

GHP Horwath, P.C. did not bill the Company any other fees during 2006 or 2005.

(5)     Audit Committee’s Pre-Approval Policies and Procedures

(i)  The Company’s sole member of the board of directors, acting in lieu of an audit  committee,  approves  the scope of  services  and  fees of the independent registered public accounting firm on an annual basis, prior to  the  beginning  of  the  services.

(ii) The Company’s sole member of the board of directors, acting in lieu of an audit committee, reviewed and approved 100% of the fees for the services above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Nighthawk Systems, Inc.

We have audited the accompanying consolidated balance sheet of Nighthawk Systems, Inc.  and subsidiary ("the Company") as of December 31, 2007, and the related  consolidated  statements  of operations, stockholders' equity (deficit) and cash flows  for  each  of  the  years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nighthawk Systems, Inc. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the  consolidated  financial  statements,  the  Company  reported  a net loss applicable to common stockholders of approximately $5.9 million  during the year ended December 31, 2007, and has a working capital deficiency  of approximately $1.6 million at  December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 1. The  consolidated  financial statements do not include any adjustments that  might  result  from  the  outcome  of  this  uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado

April 14, 2008

Nighthawk Systems, Inc.

Consolidated Balance Sheet

December 31, 2007

ASSETS
Current assets:
Cash	$428,484
Accounts receivable, net	313,644
Inventories	359,636
Other current assets	93,683
Total current assets	1,195,447

Furniture, fixtures and equipment, net	269,619
Intangible assets, net	1,218,677
Debt issuance costs	310,428
Goodwill	3,397,537
5,196,261
$6,391,708

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$327,668
Accrued expenses	502,822
Deposits and other	218,148
Line of credit and notes payable:
Line of credit	18,892
Convertible notes, net of discount of $883,117	1,135,061
Other notes	558,320
Total liabilities (all current)	2,760,911

Commitments

Stockholders' equity:
Series A Preferred stock; $0.001 par value; 5,000,000
shares authorized; no shares issued and outstanding	-
Series B Preferred stock ; $0.001 par value; 1,000,000
shares authorized; 600,000 shares issued and outstanding;
liquidation preference of $6,000,000	5,417,699
Common stock; $0.001 par value; 200,000,000
shares authorized; 134,433,060 issued and outstanding	134,433
Additional paid-in capital	13,091,713
Accumulated deficit	(15,013,048)
Total stockholders' equity	3,630,797
$6,391,708

The accompanying notes are an integral part of these consolidated financial statements.

Nighthawk Systems, Inc.

Consolidated Statements of Operations

Years Ended December 31,

	2007	2006
Revenue	$1,655,098	$899,175

Cost of revenue	1,276,813	538,692

Gross profit	378,285	360,483

Selling, general and administrative expenses	2,589,872	2,822,404

Loss from operations	(2,211,587)	(2,461,921)

Interest expense:
Related parties	610	2,278
Other	1,075,840	1,210,814
	1,076,450	1,213,092

Net loss	(3,288,037)	(3,675,013)

Accumulated dividends on preferred stock	(165,699)	-
Beneficial conversion feature on preferred stock	(2,490,000)	-

Net loss applicable to common stockholders	$(5,943,736)	$(3,675,013)

Net loss per basic and diluted common share	$(0.05)	$(0.05)

Weighted average number of common shares
outstanding, basic and diluted	116,318,716	69,770,137

The accompanying notes are an integral part of these consolidated financial statements.

Nighthawk Systems, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended December 31, 2006 and 2007

					Additional
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2005	-	$-	46,477,158	$46,477	$5,464,436	$(8,049,998)	$(2,539,085)
Common stock issued for exercise of puts and warrants, including commissions			27,331,992	27,332	1,715,435		1,742,767
Common stock issued as incentive for notes payable			5,353,666	5,354	332,626		337,980
Common stock issued for consulting services			8,925,000	8,925	388,075		397,000
Common stock converted to warrants			(3,256,666)	(3,257)	3,257		-
Warrant to purchase common stock					130,000		130,000
Conversion of accrued expenses to common stock			850,000	850	34,150		35,000
Beneficial conversion feature on convertible notes					1,544,666		1,544,666
Stock-based compensation, vesting of options					106,377		106,377
Net loss						(3,675,013)	(3,675,013)
Balances, December 31, 2006	-	-	85,681,150	85,681	9,719,022	(11,725,011)	(1,920,308)
Common stock issued upon conversion of notes payable			35,919,991	35,920	1,314,700		1,350,620
Common stock issued for cash			3,661,526	3,662	247,600		251,262
Series B preferred stock and warrants issued for cash, net of offering costs of $58,000	600,000	5,252,000			690,000		5,942,000
Common stock issued in satisfaction of convertible debt and accrued interest			6,420,393	6,420	399,368		405,788
Beneficial conversion feature on convertible notes					214,286		214,286
Warrants issued in connection with note payable					100,000		100,000
Stock-based compensation, vesting of options					284,686		284,686
Common stock issued upon exercise of options			250,000	250	20,250		20,500
Common stock issued for consulting services			2,500,000	2,500	267,500		270,000
Beneficial conversion feature on Series B preferred stock		(2,490,000)			2,490,000		-
Accretion of beneficial conversion feature on Series B preferred stock		2,490,000			(2,490,000)		-
Accumulated dividend on Series B preferred stock		165,699			(165,699)
Net loss						(3,288,037)	(3,288,037)
Balances, December 31, 2007	600,000	$5,417,699	134,433,060	$134,433	$13,091,713	$(15,013,048)	$3,630,797

The accompanying notes are an integral part of these consolidated financial statements.

Nighthawk Systems, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2007	2006
Cash flows from operating activities:
Net loss	$(3,288,037)	$(3,675,013)

Adjustments to reconcile net loss to
net cash used in operating activities:
Bad debt expense	12,443	5,794
Depreciation and amortization	114,677	10,069
Impairment charge	19,550	12,144
Stock-based compensation	284,686	106,377
Consulting services expense	270,000	725,717
Amortization of debt issuance costs and discounts on debt	618,227	899,843
Change in assets and liabilities, net of business acquisition:
Increase in accounts receivable	(136,983)	(90,166)
Increase in inventories	(147,871)	(32,636)
Decrease in other current assets	(41,926)	(7,004)
Decrease in accounts payable	(230,888)	(70,583)
Increase in accrued expenses	282,118	200,029
Increase in deposits and other	187,308	18,631
Total adjustments	1,231,341	1,778,215
Net cash used in operating activities	(2,056,696)	(1,896,798)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(9,403)	(14,635)
Cash paid for business acquisition	(4,750,000)	-
Net cash used in investing activities	(4,759,403)	(14,635)

Cash flows from financing activities:
Net proceeds from notes payable	1,325,000	2,050,000
Payments on notes payable	(514,189)	(10,987)
Payments on line of credit	(900)	-
Debt issuance costs	(50,000)	(12,865)
Net proceeds from issuance of common stock	271,762	64,990
Net proceeds from issuance of Series B preferred stock and warrants	5,942,000	-
Net cash provided by financing activities	6,973,673	2,091,138

Net increase in cash	157,574	179,705
Cash, beginning	270,910	91,205
Cash, ending	$428,484	$270,910

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,734	$32,668
Supplemental disclosure of non-cash investing and financing activities:
Common shares issued as payment on notes payable, including commissions	$405,788	$1,772,081
Common shares and warrants issued as incentives for notes payable	$100,000	$385,980
Conversion of notes payable to common stock	$1,350,620
Conversion of accrued expenses to common stock	$160,000	$35,000

The accompanying notes are an integral part of these consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

1.     BUSINESS ACTIVITIES, GOING CONCERN AND MANAGEMENT'S PLANS

BUSINESS ACTIVITIES

Nighthawk Systems, Inc.  ("the Company") is a provider of intelligent devices and systems that allow for the centralized, on-demand management of assets and processes.  Nighthawk products are used throughout the United States in a variety of mission-critical applications, including remotely turning on and off and rebooting devices, activating alarms, and emergency notification, including the display of custom messages.  In October 2007, the Company purchased a Set-Top Box business (discussed below).  Nighthawk’s IPTV set top boxes are utilized by the hospitality industry to provide in-room standard and high definition television and video on demand.

The financial statements of the Company also include its non-operating subsidiary, Peregrine Control Technologies, Inc.  Intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN AND MANAGEMENT’S PLANS

The Company incurred a net loss applicable to common stockholders of approximately $5.9 million during 2007,  and  had  a working capital deficiency of approximately $1.6 million as of  December 31, 2007.  The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve positive cash flows from operations and profitability.

Since 2004, the Company has relied on an investment agreement with Dutchess Private Equities, II, L.P. (“Dutchess”) to obtain funds to cover its operating cash flows and deficits.  This arrangement expired in December 2007.  The Company remains in discussions with Dutchess about the Company’s operating cash requirements, but presently has no formal agreement with Dutchess to receive additional funding.

In October 2007, the Company acquired the assets and assumed certain liabilities of the business known as Set-Top Box from Eagle Broadband, Inc. (“Eagle”, a publicly-traded company) for cash of $4,750,000 (Note 3).  This acquisition was funded by a $6.0 million sale of Series B convertible preferred stock and warrants to Dutchess.  This acquisition was made primarily to reduce or eliminate the Company’s monthly operating cash flow deficits. Although no assurance may be given that it will be able to do so, management believes that this operation may be able to generate sufficient cash flows during 2008 to cover the Company’s overall operating cash flow requirements, and eliminate the requirement for additional funding from third parties.

In January 2008, the Company engaged a third party to act as its exclusive financial advisor in connection with a potential offering of securities to a financial or strategic partner.  Although management believes that the recently acquired Set-Top Box operations may eliminate its need for outside funding, management believes that enhanced operating results may allow the Company to attract more favorable financing options than those utilized in the past.  The Company, with the assistance of the financial advisor, is currently exploring opportunities to raise sufficient funds to meet its operating requirements, as well as to redeem some or all of its outstanding obligations to Dutchess, and some portion of the Series B preferred stock as well, in an effort to reduce monthly interest costs and further dilution of its current shareholder base.

The  accompanying  financial statements do not include any adjustments relating  to  the  recoverability and classification of assets or the amounts of liabilities  that  might  be  necessary  should  the  Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has recorded transactions that include the issuance of options and warrants to purchase shares of common stock. The accounting for such securities is based upon fair values of our equity securities and other valuation criteria that were determined by the Company. Management believes these estimates of fair value are reasonable. Other significant estimates made by the Company include those related to fair values of acquired goodwill and intangible assets, as well as property and equipment (including assumptions and estimates used in evaluating these assets for impairment), and the establishment of an allowance for estimates of uncollectible accounts receivable.

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.  Trade receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition and its relationships with its customers to reduce the risk of loss.  The maximum loss that might be sustained if customer receivables are not collected is limited to the carrying amount of the accounts receivable, net of the allowance for doubtful accounts.  Approximately $271,200 of accounts receivable at December 31, 2007, or 86%, was from two customers and was collected in full subsequent to December 31, 2007.

Trade accounts receivable are carried, net of an appropriate allowance, at their estimated collectible value.  Since customer credit is generally extended on a short-term basis, trade receivables do not bear interest.  Trade accounts receivable are periodically evaluated for collectibility, and an allowance for doubtful accounts (less than$1,000 at December 31, 2007) is provided based primarily on customers’ past credit history and current financial condition and on current general economic conditions.  Accounts for which no payment has been received within 30 days are considered delinquent and customer collection efforts are initiated.  Accounts for which no payments have been received for three months are written off.

During 2007, two customers accounted for approximately 30% and 13% of total revenue, respectively. During 2006, two customers accounted for approximately 14% and 11% of total revenue, respectively.

During 2007, the Company's four largest suppliers accounted for approximately 26%, 21%, 15% and 13%, respectively, of the Company's purchases of pre-manufactured component materials. During 2006, the Company's s four largest suppliers accounted for approximately 51%, 12%, 11%, and 10% of the Company's purchases of pre-manufactured component materials.  As  the pre-manufactured components are a crucial integral component of  the  Company's  product,  the  loss  of  one  or more of the Company's major suppliers  could  have  an  adverse  effect  on  the Company's ability to maintain production of its products on a cost effective basis in the future.

INVENTORIES

Inventories consist of parts and pre-manufactured component materials ($314,036 at December 31, 2007) and finished goods ($45,600 at December 31, 2007).  Inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market.  The elements of cost in inventories include materials, labor and overhead.

FURNITURE, FIXTURES AND EQUIPMENT, AND OTHER LONG-LIVED ASSETS

Furniture, fixtures and equipment (Note 4) are recorded at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of five to seven years.  Management reviews the carrying value of long-lived assets, including property and equipment and amortizable intangible assets, to determine whether there are any indications of impairment.

Amortizable intangibles (Note 5) are amortized on a straight-line basis over their estimated lives of seven years for patents, five years for the non-compete agreement and three years for the customer relationships.

Impairment of furniture, fixtures and equipment and other long-lived assets is assessed by a comparison of the carrying amount of an asset to expected future cash flows to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  The Company plans to test goodwill acquired during the fourth quarter of 2007 (Note 3) for impairment at least annually in the fourth quarter each year, or more frequently if other indications of impairment arise.  Based on management’s analysis, an impairment charge of $19,550 and $12,144 was recorded in 2007 and 2006, respectively, to write off certain patent costs.  The impairment was based on management’s decision to abandon efforts to obtain two patents on power control products.

DEBT ISSUANCE COSTS

Debt issuance costs are amortized over the terms of the respective loans (4 to 5 years) using the straight-line method, which approximates the interest method.

ADVERTISING

Advertising costs are expensed as incurred.  For 2007 and 2006, advertising costs were approximately $28,200 and $34,700, respectively.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R using the modified prospective method. Previously,  the Company used the intrinsic method of valuing employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  As a result of the adoption of SFAS No. 123R, the 2006 net loss increased by $106,377 (less than $0.01 per share).

The Company accounts for stock options granted to non-employees on a fair-value basis in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of an award. The Company used the graded vesting attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R. In connection with the adoption of SFAS No. 123R in 2006, the Company also changed to the straight-line attribution method to recognize expense for new options granted.   However, this change had no effect on the reported net loss for 2006 separate from that reported above, and  expense associated with the unvested portion of the pre-adoption grants has continued to be expensed using the graded vesting attribution method.

The estimated fair value of option granted in 2007 and 2006 were calculated using the following assumptions:

	2007	2006

Expected volatility	1.66%	1.117-1.376%
Expected term (in years)	5-6.5 years	2 years
Risk-free interest rate	4.46-4.55%	4.50%
Dividend yield	0%	0%

The expected volatility was based on the historical price volatility of the Company’s common stock.  The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options.  The Treasury bill rate for the expected life of the stock options was utilized to determine the risk-free interest rate.  The expected life of stock options represents the period of time the stock options granted are expected to be outstanding.  The Company does not have historical exercise trends to analyze.  Therefore, the expected term used by management was calculated in accordance with the Staff Accounting Bulletin 107 Share-Based Payment (“SAB 107”) for “plain-vanilla” options.

DERIVATIVE INSTRUMENTS

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock.  In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity.  In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument.  The Company accounts for derivative instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

ACCOUNTING FOR OBLIGATIONS AND INSTRUMENTS POTENTIALLY SETTLED IN THE COMPANY’S COMMON STOCK

The Company accounts for obligations and instruments potentially settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s stock.  Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation.  All contracts are initially measured at fair value and subsequently accounted for based on the then current classification.  Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity.  For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities.  If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings.  The classification of a contract is reassessed at each balance sheet date.

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

REVENUE RECOGNITION

Revenue is recognized when all of the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured.

Revenue from product sales is recognized when all significant obligations of the Company have been satisfied.  Revenues from equipment sales are recognized upon shipment of the equipment to the customer, depending on the Company's contractual obligations. The Company is often prepaid for airtime services and is also occasionally prepaid for its products. These amounts are recorded as deferred revenue until the airtime services are provided or until the products have been manufactured. Airtime services revenue was not significant in 2007 or prior years.

SALES TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus of EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) EITF 06-3.  EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. The Company adopted EITF 06-3 during the year ended December 31, 2007, and it did not have any impact on the Company’s results of operations or financial condition. The Company’s policy is to present taxes imposed on revenue-producing transactions on a net basis.

LEGAL DEFENSE COSTS

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters, but rather, records both as period costs when the services are rendered.

SHIPPING AND HANDLING FEES AND COSTS

The Company records shipping and handling fees billed to customers as revenue, and shipping and handling costs incurred with the delivery of its products as cost of sales.

INCOME TAXES

 In 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”).  Based on management’s evaluation, the Company did not have any unrecognized tax benefits, and there was no effect on the Company’s opening deficit, current operations or cash flows, or its net operating loss carryforwards and related deferred tax asset valuation allowance as a result of implementing FIN 48. The Company is no longer subject to tax examinations for years before 2004.   The Company will recognize any tax-related interest and penalties as a component of income tax expense.

NET LOSS PER SHARE

For 2007 and 2006, the effect of the inclusion of dilutive shares (18,514,638 in 2007 and 16,953,347 in 2006) would have resulted in an anti-dilutive decrease in loss per share.  Accordingly,  the  weighted  average  shares outstanding  have  not  been  adjusted  for  potentially dilutive  shares, and no diluted loss per share is presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141 (R)”) which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.  Management is currently assessing the impact that the adoption of this statement may have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Management is currently assessing the impact adoption of SFAS No. 159 may have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, and is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. Management is currently assessing the impact the adoption of SFAS No. 157 may have on the Company’s financial statements.

RECLASSIFICATIONS

Certain minor reclassifications in the 2006 consolidated financial statement amounts have been made to conform to the 2007 presentation.

3.     ACQUISITION OF SET-TOP BOX BUSINESS

On October 11, 2007, the Company acquired the assets and assumed certain liabilities of the business known as Set-Top Box of Eagle for $4,750,000 in cash.  Dutchess is a creditor of Eagle and presented this acquisition opportunity to the Company.  The assets acquired included all accounts receivable, inventory, furniture and fixtures and equipment (Note 4) and intangibles (Note 5).

The Set-Top Box business designs, manufactures and markets its proprietary MediaPro IP set-top boxes.  Either stand-alone or in conjunction with various third-party middleware software, the MediaPro set-top boxes deliver a full range of high quality, standard and high definition entertainment and information services, including Internet protocol television (“IPTV”) and video-on-demand services,  that can generate revenues for telecom service providers and the hospitality industry.

A preliminary allocation of the purchase price has been made by the Company among the specific assets and liabilities acquired, as well as among intangible assets identified as acquired by the Company.  The purchase price allocation is not considered final as of the date of this report, as management is still reviewing all of the underlying assumptions and calculations used in the allocation.  However, management believes the final purchase price allocation will not be materially different than that presented herein.  The values allocated to the assets and liabilities acquired were as follows:

Accounts receivable	$21,525
Equipment	37,785
Inventory	99,252
Patents	128,490
Software	226,450
Non-compete agreement	314,930
Customer relationships	867,920
Goodwill	3,397,537
Accounts payable	(343,889)

Total purchase price	$4,750,000

The following unaudited pro forma financial information presents results of operations as if the acquisition of the Set Top Box Business had occurred as of the beginning of the periods presented below. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported by the Company had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition. Unaudited pro forma results were as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Revenues	$2,095,000	$2,383,000
Operating loss	(2,988,000)	(3,196,000)
Net loss	(4,065,000)	(4,409,000)
Net loss applicable to common stockholders	(7,275,000)	(7,619,000)
Net loss per basic and diluted common share	$(0.07)	$(0.11)

4.    FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consist of the following at December 31, 2007:

Equipment	$93,584
Furniture and fixtures	5,646
Software	232,698
331,928
Less accumulated depreciation	(62,309)
$269,619

5.    GOODWILL AND INTANGIBLE ASSETS

At December 31, 2007, all goodwill and intangible assets relate to the acquisition of the Set-Top Box business. Goodwill was $3,397,537, which is deductible for income tax purposes.  Identified intangible assets are as follows:

Patents	$128,490
Non-compete agreement	314,930
Customer relationships	867,920
1,311,340
Less accumulated amortization	(92,663)

$1,218,677

Estimated aggregate amortization expense for each of the next five years is as follows:

2008	$ 403,000
2009	$ 403,000
2010	$ 330,676
2011	$ 113,696
2012	$ 113,696

6.     LEASES

The Company leases office and warehouse space in Denver, Colorado and San Antonio, Dallas and Houston, Texas. Rent expense incurred for the years ended December 31, 2007 and 2006, was approximately $40,700 and $34,200, respectively.   The Denver, Dallas and Houston leases are on a month-to-month basis, and aggregate rent is $3,150 per month.  The San Antonio lease expires in April 2008, and monthly rent is $1,395.  Minimum rental payments are approximately $5,600 through April 2008.

7.    INCOME TAXES

Deferred  tax  assets  and  liabilities  are  recorded  based  on the difference  between  the  tax bases of assets and liabilities and their carrying amount  for  financial  reporting purposes, as measured by the enacted tax rates and  laws  that  will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated.  A valuation  allowance is required to reduce the deferred tax assets reported if, based on the weight  of  the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At  December  31,  2007,  the  Company  has  approximately $13.7 million of net operating  loss carryforwards,  which  expire  from 2014 through 2027.  The net operating loss carryforwards may be subject to certain restrictions in the future, particularly in the event of a change in ownership under Internal Revenue Code Section 382.

Significant deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities. The Company's deferred tax assets have been completely reduced effectively by a valuation allowance because management does not believe realization of the deferred tax assets is sufficiently assured at the balance sheet date.

The deferred tax assets and associated valuation allowance at December 31, 2007 is as follows:

Deferred tax assets (liabilities), non-current:
Net operating loss carry forwards	$5,295,000
Stock-based compensation	122,000
Intangible assets	6,000
Valuation allowance	(5,423,000)
Net deferred tax assets	$-

Income tax provision (benefit) consists of the following:

	YEARS ENDED DECEMBER 31,
	2007	2006
Deferred tax benefit:
Federal	$(1,163,000)	$(1,187,000)
State	(150,000)	(184,000)
	(1,313,000)	(1,371,000)
Increase in valuation allowance	1,313,000	1,371,000
	$-	$-

The reconciliation between the expected net tax benefit computed at the Federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2007 and 2006, is:

	2007	2006
Computed "expected" tax benefit at the federal statutory rate	34%	34%
State income taxes, net of credits and federal income tax benefit	4%	3%
Increase in valuation allowance	(38)%	(37)%
	-	-

8.    LINE OF CREDIT AND NOTES PAYABLE (ALL CURRENT)

The Company has$18,892 outstanding at  December  31,  2007 under a $20,000 unsecured  line of credit with a bank.  Borrowings under the line of credit bear interest at an annual rate of 10.25% at December 31, 2007.  Interest is due monthly.  The line of credit is guaranteed by three stockholders and an officer of the Company.

At December 31, 2007, notes payable consist of the following:

Unsecured note with a financial institution; 17.49% interest rate; interest and principal due monthly through November 2008	$4,635

Note payable to a financial institution; 12.75% interest rate; unsecured; due on demand	8,685

Convertible notes payable to an unrelated party minority stockholder; 8% interest rate; in default; collateralized by all assets of the Company; during 2007, the Company paid $150,000 to the stockholder, and the stockholder converted an additional $100,000 into 1,180,556 shares of common stock	75,000

Note payable to Dutchess; collateralized by accounts receivable; 36% interest rate; due February 2008; in default; during 2007, the Company received a total of $825,000 in exchange for three promissory notes that were collateralized by accounts receivable, of which $355,000 was paid back during the year; as of December 31, 2007, $470,000 is outstanding on the third note; of this amount, $55,000 was repaid during 2007, and the Company is in default on the remainder of the balance	470,000
$558,320

Convertible notes payable to Dutchess: 10% interest rate; maturities between December 2009 and June 2012; net of discount of $833,117 at December 31, 2007 (A)	$635,061
Convertible note payable to Dutchess (B)	500,000
$1,135,061

(A)  During 2007, the Company borrowed a total of $500,000 (net of offering costs and discounts, discussed below) from Dutchess in exchange for one convertible debenture, convertible at anytime at the option of Dutchess, bearing interest at 10%, which matures in June 2012.   Along with the debenture, the Company issued warrants (valued at $100,000) to purchase up to 1,000,000 shares of the Company’s common stock at $0.001 per share which expire in 2014.

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

During 2007, approximately $1,648,993 of debentures were converted into or paid down by the issuance of 40,724,940 shares of the Company’s common stock. During 2006, approximately $1,727,163 of debentures were converted into or paid down by the issuance of 24,837,371 shares of the Company’s common stock. As a result, ten debentures issued in 2007 or prior years have principal balances and accrued interest outstanding as of December 31, 2007.  Seven of the debentures are convertible at the lower of 75% of the market price of the Company’s common stock at the date of the conversion or at exercise prices ranging from $0.0354 to $0.08, and the other three are convertible at the lower of 70% of the market price of the Company’s common stock at the date of conversion at prices ranging from $0.02 to $0.09 per share.

Due to the nominal exercise price of the warrants issued with the four debentures described above, the Company has accounted for the warrants as if they were shares of stock.  As such, the value of the warrants is based on the fair value of the Company’s common stock on the date the debenture is issued.  The cost of the warrants is recorded as debt issue costs, and the amounts are amortized to interest expense over the lives of the respective debentures.

Upon issuance of each debenture, the Company made an assessment in order to determine if the conversion option embedded in the debenture required bifurcation. Based on this assessment, on each occasion it was determined that the conversion feature did not require bifurcation and therefore the Company recorded a beneficial conversion feature pursuant to EITF 98-5 and EITF 00-27, which is being amortized to interest expense over the term of the debenture. The total aggregate beneficial conversion feature amount recorded in 2007 was $214,826 and the total amount amortized to interest expense was $491,364.  The total aggregate beneficial conversion feature amount recorded in 2006 was $1,544,667, and the total amount amortized to interest expense was $384,472. Total interest expense in 2007 related to the Dutchess debentures, which included amortization of beneficial conversion feature and $24,856 of early redemption penalties, was $1,001,453, which represented an effective interest rate of 39%.  Total interest expense in 2006 related to the Dutchess debentures, which included amortization of the beneficial conversion features and $42,145 of early redemption penalties was $1,168,657, which represented an effective interest rate of 44%.

Although Dutchess has not provided any indication it will do so, each of the debenture agreements outstanding at December 31, 2007 contain a provision under which Dutchess may request the Company to make amortizing payments on a monthly basis in an amount to be determined by the Company and Dutchess. As such, the total amount of the debentures outstanding is classified as a current liability.  All of the debentures outstanding at December 31, 2007, contain a clause calling for an early redemption penalty of 20%.

(B)  In 2005, the Company entered into a consulting services agreement with Dutchess Advisors LLC (“Dutchess Advisors”), an entity affiliated with Dutchess, under which Dutchess Advisors provided consulting services.  As compensation under the agreement, the Company paid Dutchess Advisors cash of $10,000 per month, and for$3,000 sold Dutchess Advisors a $500,000, 5% convertible debenture that matures in December 2010.  This note is convertible into shares of common stock at the lesser of 75% of the market price of the Company’s common stock on the date of conversion or$0.0354 per share.  During the year ended December 31, 2006, $488,717 was expensed related to this arrangement.  The consulting contract was canceled prior to December 31, 2006 but the note remains outstanding through December 31, 2007.

9.     STOCKHOLDERS’ DEFICIT

SERIES B PREFERRED STOCK

On October 9, 2007, the Company issued to Dutchess 600,000 shares of perpetual, non-redeemable Series B convertible preferred stock (the “Series B Preferred”), along with warrants to purchase up to 10 million shares of common stock in return for net cash proceeds of $5,942,000 (net of $58,000 of issuance costs).   These proceeds were used for the acquisition of the Set-Top Box operations of Eagle, to pay Dutchess $250,000 for interest owed on outstanding notes and for working capital requirements of the Company subsequent to the acquisition.

The Series B Preferred provides for a cumulative annual dividend of 12%, payable quarterly.  Each share of Series B Preferred is convertible, at the option of the holder, into shares of the Company’s common stock equal to the greater of (i) $13.00 worth of common stock based on the lowest closing bid price of the Company’s common stock during the twenty trading day period immediately preceding the date of the conversion, or (ii) 100 shares of common stock.  The number of common shares into which the Series B Preferred may be converted by Dutchess is limited to 4.99% of the total shares issued and outstanding on the conversion date. The Series B Preferred has a call right in which the Company has the right, solely at its option, to request the Series B Preferred holder to sell a specified number of its shares back to the Company at $13.00 per share.  The Series B Preferred holder may, at its sole discretion, determine whether to accept or decline the call notice, as defined. The Series B Preferred also has registration rights which may require the Company to file a registration statement covering the registration of all or any part of the common shares underlying the Series B Preferred. No penalties are associated with the timing of such a registration statement filing.

Management evaluated whether the embedded conversion feature in the Series B Preferred required bifurcation and determined, in accordance with paragraph 12 of SFAS No. 133, that the economic characteristics and risks of the embedded conversion feature in the Series B Preferred were clearly and closely related to the underlying common stock. In conducting this evaluation, the Company recognized that the Series B Preferred had the following equity like characteristics: the Series B Preferred is perpetual and not redeemable; the Series B Preferred does not have a stated maturity or redemption date; and the right of the holders of the Series B Preferred Stock to receive payments, including the liquidation preference, is not secured by any collateral. Consequently, when all of the economic characteristics and risks of the Series B Preferred are considered as a whole, the Company concluded that the Series B Preferred is more akin to equity than debt and, as a result, the Company concluded that bifurcation was not required under SFAS No. 133.

Pursuant to the guidance in EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments,

the Company allocated the proceeds from the Series B Preferred financing between the Series B Preferred and the warrants based upon their estimated fair values as of the closing date resulting in $5,310,000 being allocated to the Series B Preferred and $690,000 being allocated to the warrants. The intrinsic value of the beneficial conversion feature embedded in the Series B Preferred was then calculated. The beneficial conversion feature value of $2,490,000 was recognized as an additional discount on the Series B Preferred, which amount was immediately accreted and treated as a deemed dividend to the holder of the Series B preferred, as all of the Series B Preferred was eligible for conversion upon issuance.

COMMON STOCK

During 2007, the Company issued Dutchess 3,661,529 shares of common stock in exchange for cash of $251,262 and 5,985,508 shares of common stock in order to reduce the amount of convertible debt and accrued interest owed to them by $398,373.  The Company also issued 434,885 shares of common stock as commissions on these transactions, as well as for shares issued to Dutchess in 2006.

The Company issued 2,500,000 shares of common stock to consultants during 2007 in exchange for services valued at $270,000.  Company employees exercised options during 2007 to purchase 250,000 shares of common stock in exchange for $20,500 in cash proceeds.

During 2006, the Company issued 8,925,000 unregistered shares of common stock to consultants for services to be performed. The Company recognized $237,000 in expense related to these contracts during 2006, and recorded an additional $197,500 in prepaid expense related to two of the contracts as of December 31, 2006. The prepaid balance at December  31, 2006,  was related to  a 3.5 month consulting services agreement  with  a  third  party,  in  which  this  party agreed to provide public relations services. Compensation consisted of $50,000 in cash (of which $25,000 was paid in December 2006 and $25,000 was accrued at December 31, 2006, and paid in January 2007) and 4,000,000 non-forfeitable, fully vested shares of the Company’s common stock valued at $160,000 (based on a closing market price of $0.04 per share at the measurement date, the date the transaction was entered into).  The deferred cost was amortized on a straight-line basis as earned over the 3.5-month period from the date of the agreement. During the years ended December 31, 2007 and 2006, approximately $197,500 and $31,700, respectively, was expensed.

In 2006, the Company exchanged of 3,256,666 shares of its outstanding common stock previously issued to Dutchess for seven-year warrants to purchase an equal number of shares of Company common stock for $0.001 per share.

WARRANTS

In connection with the Series B Preferred offering, the Company issued warrants to purchase up to 10 million shares of common stock.  The warrants are exercisable immediately at $0.05 per share for a term of seven years.  The relative fair value of the warrants was estimated to be $690,000 based on a Black Scholes pricing model utilizing a volatility of 164%, a contractual term of seven years, a risk free interest rate of 4.99%, and a dividend yield of 0. During the term of the warrants, the Company agreed to use its best efforts to file a registration statement covering the resale of the common shares underlying the warrants.  The Company also issued warrants with a contractual term of seven years to Dutchess for the purchase of up to 1 million shares of the Company’s common stock for $0.001 per share along with a $500,000 debenture.  Due to the nominal exercise price of the warrants issued with the debenture, the Company has accounted for the warrants as if they were shares of stock.  As such, the value of $100,000 assigned to the warrants is based on the fair value of the Company’s common stock on the date the debenture was issued.  The cost of the warrants is recorded as debt issue costs, and the amounts are amortized to interest expense over the life of the five-year debenture.

Common stock warrant transactions during 2006 and 2007 are summarized below:

		WEIGHTED AVERAGE
	WARRANTS	EXERCISE PRICE

Outstanding at January 1, 2006	3,280,006	$0.27
Granted	6,356,666	0.001
Exercised	-	-
Expired	(3,280,006)	0.27
Outstanding at December 31, 2006	6,356,666	0.001

Granted	11,000,000	0.05
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2007	17,356,666	$0.03

The weighted average grant date fair value of the warrants issued in 2007 and 2006 was $0.08 and $0.045 per warrant, respectively.     The aggregate intrinsic value of the warrants outstanding at December 31, 2007 of $707,610 represents the total intrinsic value (the difference between the closing stock price on December 31, 2007 of $0.07 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all the warrant holders been able to and in fact, had exercised their options on December 31, 2007.  The weighted average remaining contractual term of the warrants outstanding at December 31, 2007 is 6.3 years.

OPTIONS

Most of the employee options vest over three years, which is considered to be the requisite service period.  Stock options issued in exchange for consultant services vest over the period defined in the contract.  During the year ended December 31, 2007, two employees, including the Company’s Chief Executive Officer, were granted a total of 3,500,000 options, one third of which vested immediately, one third of which vested on June 30, 2007 and one third of which vested on December 31, 2007.  The Company’s board member was also awarded 500,000 options, half of which vested immediately, and half of which vested in January 2008.

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

The Company currently expects, based on an analysis of historical forfeitures as of December 31, 2007, that approximately 96% of options will actually vest, and therefore has applied a forfeiture rate of 4% per year to all unvested options as of December 31, 2007. This analysis is re-evaluated periodically, and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

A summary of stock option activity of options to employees and directors for the years ended December 31, 2007 and 2006, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,135,000	$0.15
Granted	5,200,000	0.07
Exercised	-	-
Forfeited	(300,000)	0.19
Outstanding at December 31, 2006	8,035,000	0.10
Granted	4,450,000	0.07
Exercised	(250,000)	0.08
Forfeited	(500,000)	0.20
Outstanding at December 31, 2007	11,735,000	$0.09	5.7	$22,500
Exercisable at December 31, 2007	10,735,000	$0.09	5.2	$7,500

The weighted average grant date fair value of options awarded in 2007 and 2006 was $0.067 and $0.024 per option, respectively.  As of December 31, 2007, there were 1,000,000 non-vested options outstanding that had a weighted average exercise price of $0.06 and a weighted average grant date fair value of $0.045 per share. A total of approximately $28,000 in unrecognized compensation expense related to the non-vested options is expected to be recognized in full by September 30, 2009.  The total fair value of options vested during 2007 and 2006 was approximately $280,000.  The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the closing stock price on December 31, 2007 of $0.07 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on December 31, 2007.

SIGNATURES

Pursuant  to  the requirements of Section 13 or 15(d) of the Securities Exchange Act  of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto  duly  authorized.

Date:	April 15, 2008		NIGHTHAWK SYSTEMS, INC.

		By:	/s/ H. DOUGLAS SAATHOFF
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

Signature	Title	Date

/s/ Raymond G. Romero	Director	April 15, 2008
Raymond G. Romero