Form 10-Q
period 2008-03-31
NIGHTHAWK SYSTEMS INC
filed 2008-05-15
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

NIGHTHAWK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	0-30786	87-0627349
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

10715 Gulfdale, Suite 200 San Antonio, TX 78216

(Address of Principal Executive Office) (Zip Code)

210 341-481

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 14, 2008, there were 135,913,727 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		Yes		No

NIGHTHAWK SYSTEMS, INC.

Nighthawk Systems, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash	$74,694	$428,484
Accounts receivable, net	217,417	313,644
Inventories	431,402	359,636
Other current assets	64,754	93,683
Total current assets	788,267	1,195,447

Furniture, fixtures and equipment, net	260,434	269,619
Debt issuance costs, net	283,955	310,428
Intangible assets, net	1,126,017	1,218,677
Goodwill	3,397,537	3,397,537
	5,067,943	5,196,261
	$5,856,210	$6,391,708

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$422,805	$327,668
Accrued expenses	570,669	502,822
Deposits and other	263,978	218,148
Line of credit and notes payable:
Line of credit	18,692	18,892
Convertible notes, net of discount of $808,446 (March 31, 2008)
and $883,117 (December 31, 2007)	1,209,732	1,135,061
Other notes	502,568	558,320
Total liabilities (all current)	2,988,444	2,760,911

Commitments
Stockholders' equity:
Series A Preferred stock; $0.001 par value; 5,000,000
shares authorized; no shares issued and outstanding	-	-
Series B Preferred stock ; $0.001 par value; 1,000,000
shares authorized; 600,000 shares issued and outstanding at
March 31, 2008 and December 31, 2007; liquidation
preference of $6,000,000	5,597,206	5,417,699
Common stock; $0.001 par value; 200,000,000
shares authorized; 134,433,060 issued and outstanding at
March 31, 2008 and December 31, 2007	134,433	134,433
Additional paid-in capital	12,919,373	13,091,713
Accumulated deficit	(15,783,246)	(15,013,048)
Total stockholders' equity	2,867,766	3,630,797
	$5,856,210	$6,391,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nighthawk Systems, Inc.

Condensed Consolidated Statements of Operations

Three Months Ended March 31,

(unaudited)

	2008	2007

Revenue	$826,321	$212,021
Cost of revenue	668,497	126,104

Gross profit	157,824	85,917

Selling, general and administrative expenses	629,289	708,799
Depreciation and amortization	107,388	2,535
	736,677	711,334

Loss from operations	(578,853)	(625,417)

Interest expense:
Related parties	-	480
Other	191,344	491,405
	191,344	491,885

Net loss	(770,198)	(1,117,302)

Accumulated dividends on preferred stock	(179,507)	-

Net loss applicable to common stockholders	$(949,705)	$(1,117,302)

Net loss per basic and diluted common share	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding, basic and diluted	141,789,726	90,083,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nighthawk Systems, Inc.

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2008

(unaudited)

					Additional

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2008	600,000	$5,417,699	134,433,060	$134,433	$13,091,713	$(15,013,048)	$3,630,797

Stock-based compensation, vesting of options					7,167		7,167

Accumulated dividends on Series B preferred stock		179,507			(179,507)

Net loss						(770,198)	(770,198)

Balances, March 31, 2008	600,000	$5,597,206	134,433,060	$134,433	$12,919,373	$(15,783,246)	$2,867,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nighthawk Systems, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31,

(unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(770,198)	$(1,117,302)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	874	-
Depreciation and amortization	107,388	2,535
Stock-based compensation	7,167	68,266
Consulting services expense	-	120,000
Amortization of debt issuance costs and discounts on debt	101,144	351,932
Change in assets and liabilities:
Decrease in accounts receivable	95,353	83,857
(Increase) decrease in inventories	(71,766)	444
Decrease in other current assets	28,929	31,227
Increase (decrease) in accounts payable	95,137	(7,334)
Increase in accrued expenses	67,847	186,242
Decrease in deposits and other	45,830	-
Total adjustments	477,903	837,169

Net cash used in operating activities	(292,295)	(280,133)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(5,543)	(959)
Net cash used in investing activities	(5,543)	(959)

Cash flows from financing activities:
Payments on notes payable	(55,752)	(152,435)
Payments on line of credit	(200)	(100)
Net proceeds from issuance of common stock	-	251,261
Net cash (used in) provided by financing activities	(55,952)	98,726

Net decrease in cash	(353,790)	(182,366)
Cash, beginning	428,484	270,910
Cash, ending	$74,694	$88,544

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,930	$7,024

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued as payment on notes payable, including commissions	$-	$398,373

Conversion of notes payable to common stock	$-	$27,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

1. ORGANIZATION, GOING CONCERN AND MANAGEMENT'S PLANS

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Nighthawk Systems, Inc. (the “Company” or “Nighthawk”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2008, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these unaudited condensed consolidated financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three month period ended March 31, 2008, are not necessarily an indication of operating results for the full year.

ORGANIZATION

The Company is a provider of intelligent devices and systems that allow for the centralized, on-demand management of assets and processes. Nighthawk products are used throughout the United States in a variety of mission-critical applications, including remotely turning on and off and rebooting devices, activating alarms, and emergency notification, including the display of custom messages. In October 2007, the Company purchased a Set-Top Box business. Nighthawk’s IPTV set top boxes are utilized by the hospitality industry to provide in-room standard and high definition television and video on demand.

The unaudited condensed consolidated financial statements of the Company also include its non-operating subsidiary, Peregrine Control Technologies, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN AND MANAGEMENT'S PLANS

The Company incurred a net loss of approximately $770,000 during the three month period ended March 31, 2008 (a net loss applicable to common stockholders of approximately $950,000), and had a working capital deficiency of approximately $2.2 million as of March 31, 2008. The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve profitability and positive cash flows from operations

Since 2004, the Company has relied on an investment agreement with Dutchess Private Equities, II, L.P. (“Dutchess”) to obtain funds to cover its operating cash flows and deficits. This arrangement expired in December 2007. The Company remains in discussions with Dutchess about the Company’s operating cash requirements, but presently has no formal agreement with Dutchess to receive additional funding.

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

2. SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition and its relationships with its customers to reduce the risk of loss. The maximum loss that might be sustained if customer receivables are not collected is limited to the carrying amount of the accounts receivable, net of the allowance for doubtful accounts. Approximately $171,519 of the March 31, 2008 balance, or 79%, was from three customers, $104,380 of which was collected subsequent to March 31, 2008.

During the three months ended March 31, 2008, two customers accounted for approximately 58% and 14% of total revenue, respectively, and during the three months ended March 31, 2007, two customers accounted for approximately 29% and 11% of total revenue, respectively.

During the three months ended March 31, 2008, the Company's three largest suppliers accounted for approximately 51%, 12%, and 11% respectively, of the Company's purchases of pre-manufactured component materials, and during the three months ended March 31, 2007, the Company’s two largest suppliers accounted for approximately 58% and 12% of the Company’s purchases of pre-manufactured component materials. As the pre-manufactured components are a crucial integral component of the Company's product, the loss of one or more of the Company's major suppliers could have an adverse effect on the Company's ability to maintain production of its products on a cost effective basis in the future.

INVENTORIES

Inventories consist of parts and pre-manufactured component materials ($380,276 at March 31, 2008 and $314,036 at December 31, 2007) and finished goods ($51,126 at March 31, 2008 and $45,600 at December 31, 2007). Inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. The elements of cost in inventories include materials, labor and overhead.

INCOME TAXES

For the three month periods ended March 31, 2008 and 2007, the Company did not record any income tax benefit, because management does not believe realization of such related deferred income tax assets is more likely than not.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding (which includes warrants exercisable into 7,356,666 shares of common stock at $0.001 per share), for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants aggregating 18,514,638 and 18,491,666 as of March 31, 2008 and 2007, respectively, have been excluded from the calculation of diluted net loss per common share.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore, SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For non-financial assets and liabilities, SFAS No. 157 is effective for the Company on January 1, 2009. Management is currently assessing the impact the adoption of SFAS No. 157 may have on the Company’s financial statements beyond it’s current fiscal year.

3. NOTES PAYABLE

The Company has $18,692 outstanding at March 31, 2008 under a $20,000 unsecured line of credit with a bank. Borrowings under the line of credit bear interest at 9% at March 31, 2008 (10.25% at December 31, 2007). Interest is due monthly. The line of credit is guaranteed by ex-officers and affiliates of the Company.

At March 31, 2008 and December 31, 2007, notes payable consist of the following:

	March 31, 2008	December 31, 2007
Unsecured note with a financial institution; 15.99% interest rate (17.49% at December 31, 2007); interest and principal due monthly through November 2008	$3,883	$4,635
Note payable to a financial institution; 12.75% interest rate; unsecured; due on demand	8,685	8,685
Convertible notes payable to an unrelated minority stockholder; 8% interest rate; in default and due on demand; collateralized by all assets of the Company	75,000	75,000
Note payable to Dutchess; collateralized by accounts receivable; 36% interest rate; in default and due on demand	415,000	470,000
	$502,568	$558,320
Convertible notes payable to Dutchess: 10% interest rate; maturities between December 2009 and June 2012; net of discount of $808,446 at March 31, 2008 ($883,117 at December 31, 2007)	$709,732	$635,061
Convertible, 5% note payable to Dutchess; due December 2010	500,000	500,000
	$1,209,732	$1,135,061

Total interest expense during the three months ended March 31, 2008 related to the Dutchess debentures, including amortization of the discount, was $141,239, which represented an effective interest rate of 28%. Total interest expense during the three months ended March 31, 2007 related to the Dutchess debentures, including amortization of the discount and $80,998 in early redemption penalties, was $489,022, which represented an effective interest rate of 68%.

All of the convertible notes payable to Dutchess at March 31, 2008, contain a clause calling for an early redemption penalty of 20%. In addition, although Dutchess has not provided any indication it will do so, each of the convertible debenture agreements contain a provision under which Dutchess may request the Company to make amortizing payments on a monthly basis in an amount to be determined by the Company and Dutchess. As such, the total amount of debentures outstanding is classified as a current liability. The total amount of discount amortized to interest expense during the three months ended March 31, 2008 and 2007 was $74,671 and $278,066, respectively.

Subsequent to March 31, 2008, Dutchess converted an additional $53,304 of debentures into 1,480,667 shares of the Company’s common stock.

4. STOCKHOLDERS' DEFICIT

No shares of common stock or preferred stock were issued during the three month period ending March 31, 2008. Subsequent to March 31, 2008, the Company issued 1,480,667 shares of common stock to Dutchess upon the conversion of $53,304 in outstanding debentures. The Company recorded $179,507 in accumulated dividends on the outstanding Series B Preferred Stock for the period ending March 31, 2008. No warrants were issued by the Company or exercised by their holder, nor did any expire, during the period ending March 31, 2008.

OPTIONS

Most of the options granted by the Company to employees vest over three years, which is considered to be the requisite service period. Stock options issued in exchange for consultant services vest over the period defined in each contract. During the three month period ended March 31, 2008, no options were awarded and no options were exercised or forfeited. During the three month period ended March 31, 2007, the Company awarded 4,450,000 options to employees and a director with a weighted average exercise price of $0.07 per option, and no options were exercised or forfeited. The weighted average grant date fair value of these options awarded was $0.067 per option. The estimated fair value of the options granted in 2007 were calculated using the following assumptions:

Expected volatility	1.66%
Expected term (in years)	5-6.5 years
Risk-free interest rate	4.46-4.55%
Dividend yield	0%

The total fair value of options vesting during the three months ending March 31, 2008 and 2007 was $16,750 and $106,600, respectively.

As of March 31, 2008, the Company had 10,735,000 shares under option with a weighted average exercise price of $0.09 per share, a weighted average remaining contractual life of 5.5 years and an aggregate intrinsic value of $7,500. The aggregate intrinsic value represents the total intrinsic value (the difference between the closing stock price on March 31, 2008 of $0.05 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on March 31, 2008.

As of March 31, 2008, the Company had 750,000 unvested options outstanding that had a weighted average exercise price of $0.05 and a weighted average grant date fair value of $0.04 per share. A total of $20,800 in compensation expense in unrecognized compensation expense related to non-vested options is expected to be recognized in full by September 30, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (including the exhibits) that are not purely historical facts, including statements regarding Nighthawk Systems, Inc.'s beliefs, expectations, intentions or strategies for the future, may be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, introduction of products in a timely fashion, market acceptance of new products, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new third-party products and techniques that render Nighthawk Systems, Inc.’s products obsolete, delays in obtaining regulatory approvals, potential product recalls and litigation. Risk factors, cautionary statements and other conditions which could cause Nighthawk Systems, Inc.'s actual results to differ from management's current expectations are contained in Nighthawk Systems, Inc.'s filings with the Securities and Exchange Commission. Nighthawk Systems, Inc. undertakes no obligation to update any forward-looking statement to reflect events or circumstances that may arise after the date of this filing.

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

Nighthawk is a provider of intelligent devices and systems that allow for the centralized, on-demand management of assets and processes. Nighthawk products are used throughout the United States in a variety of mission critical applications, including remotely turning on and off and rebooting devices, activating alarms, and emergency notification, including the display of custom messages. Nighthawk’s IPTV set-top boxes are utilized by the hospitality industry to provide in-room standard and high definition television and video on demand

On October 11, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Eagle Broadband, Inc. (“Eagle Broadband”), pursuant to which Nighthawk purchased from Eagle Broadband, and Eagle Broadband sold and transferred to Nighthawk, all right, title, and interest in and to Eagle Broadband’s set-top box business. The set-top box business purchased by Nighthawk allows for the delivery of High Definition, IP-based television and Internet services to the Hospitality industry.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

Revenue

The components of revenue and their associated percentages of total revenues, for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008		2007
Set-Top Box	$517,533	62%	$-	-
Utility products	140,288	17%	63,512	30%
General power control products	153,740	19%	132,442	62%
Airtime and access services	14,760	2%	16,067	8%
	$826,321	100%	$212,021	100%

Revenues for the three-month period ended March 31, 2008 were $826,321 as compared to $212,021 for the prior year, an increase of 290% between periods. A large portion of this increase, $517,533, was produced from sales of IPMediaPro 3000HD set top boxes. With the purchase of the Set-Top Box operation on October 11, 2007, the Company assumed responsibility for the production of approximately 2,050 of these boxes that had been ordered from Eagle Broadband from a single customer in prior months. The day after the acquisition was completed, the Company received an additional order from this same customer for an additional 2,150 units.

The Company produced and shippped 2,190 set-top box units during the three months ended December 31, 2007 and an additional 2,239 units during the three month period ended March 31, 2008. As of the date of this report, the Company has a backlog of approximately 3,300 units to produce from its primary customer, and is seeking other customer relationships for this product and the IP5000HD set-top box product as well.

Sales of the Company’s utility products, primarily its CEO700 remote disconnect product, increased 121% or $76,776 between the periods presented, continuing the trend of year-to-year growth experienced by the Company throughout 2007. Sales of the Company’s other power control products also increased between the periods presented, from $132,442 in the first quarter of 2007 to $153,740 in the first quarter of 2008. During the first quarter of 2008, the Company delivered the first 190 of a total 600 power control units ordered by a provider of photo traffic and electronic toll enforcement services. The remaining units are expected to be delivered during the second quarter of 2008.

Airtime and access services revenues, generated on a recurring basis by the Company by reselling access to wireless networks, decreased slightly from the first quarter of 2007 to the first quarter of 2008. Although the Company has many more units in service in 2008 than in 2007, the Company offered discounts and free airtime to several customers during the first quarter of 2008 when the underlying wireless carrier stopped providing wireless services on the frequency utilized by the Company’s customers. Although the Company had no contractual obligation to do so, it assisted those customers in replacing the units and the associated wireless access to those units, and offered discounts and/or free airtime to those customers for periods of three months to one year in return for their loss of service to the original units.

Cost of revenues includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of revenues increased by $542,393 or 430% to $668,497 for the three months ended March 31, 2008 from $126,104 for the corresponding period of the prior year and increased as a percentage of revenues between the periods from 59% in 2007 to 81% in 2007. As a result, the Company's gross margin decreased between the periods from 41% to 19%. The increase in cost of revenues, and the decrease in gross margin, can both be attributed to sales of set-top boxes during the first quarter of 2008. Set-top box sales represented 62% of the Company’s total sales during the quarter. Production of these units, including the acquisition of parts for the units, was made on an expedited basis while the Company was integrating existing procedures utilized by the former owner of the set-top box business. As such, gross margin on these units was approximately 13% during the period. The gross margin on all utility and power control products sold by the Company combined was in excess of 30%. The Company expects a significant improvement in gross margins on set-top boxes to be realized in the near term as it gains efficiencies in the production of the set-top boxes and in the acquisition of the parts required to build the set-top boxes. In addition, the Company is currently developing new printed circuit boards for its utility and power control products for use in the latter half of 2008. These new boards will be incorporated into several of the Company’s core products, including the CEO700.  While these boards will enhance the capabilities of the Company’s products, the Company also expects to be able to build such boards on a lower per unit cost basis.

Selling, general and administrative expenses for the three months ended March 31, 2008 decreased from 11% from $708,799 in the 2007 period to $629,289 in the 2008 period. Expenses related to public relations efforts decreased approximately $230,000 between the two periods, and this amount more than offset approximately $120,000 in research and development costs that were incurred during the 2008 period but not in the 2007 period.  The Company invested approximately $60,000 in the further development of its IP300HD set-top box operating software, and also invested approximately $60,000 in the design and development of a printed circuit board that can be used within most of the Company’s power control products. The set-top box software development is expected to result in an operating platform that will support the sale of additional units to the Company’s existing customer, and additional customers in the future. Company management also believes that the development of the new printed circuit board will lead to both new sales opportunities and a lower cost of production of the Company’s utility and power control products in the future. The Company does not expect major fluctuations in personnel and administrative expenses in the near term as it believes it has the ability to produce sufficient growth to achieve positive cash flows without adding a significant number of employees.

Depreciation and amortization increased approximately $105,000 between the two periods presented. The increase was due to depreciation of software and amortization of intangible assets acquired in the purchase of the set-top box business in October 2007.

Interest expense decreased $300,541, or 61%, between the periods presented. During the first quarter of 2007, the Company paid off a Dutchess debenture which resulted in the accelerated recognition of the unamortized discount associated with the note as interest expense, as well as early redemption penalties. The total amount of discount amortized to interest expense during the first quarter of 2007 was $278,066, and a total of $80,998 in early redemption penalties was also recognized as interest expense during the first quarter of 2007. No notes were redeemed during the first quarter of 2008, and $74,671 of discount was amortized to interest expense during the first quarter of 2008.

The net loss applicable to common stockholders for the three-month period ended March 31, 2008 was $949,705 compared to $1,117,302 for the three-month period ended March 31, 2007.

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

Effective October 11, 2007, the Company acquired the set-top box operations of Eagle Broadband for cash of $4,750,000. This acquisition was funded by a $6.0 million sale of Series B convertible preferred stock and warrants to Dutchess. This acquisition was made primarily to reduce or eliminate the Company’s monthly operating cash flow deficits. Although no assurance may be given that it will be able to do so, Company management believes that this operation may be able to generate sufficient cash flows during 2008 to cover the Company’s overall operating cash flow requirements, and eliminate the requirement for additional funding from third parties. Management also believes that improved operating results from internal growth and the contribution of the Set-Top Box business will enhance its ability to obtain new funding from outside parties. As of the date of this report, the Company has continued to receive orders for boxes, has a backlog of approximately 3,300 units and has identified the opportunity to reduce production costs for the boxes which it believes will have a material positive impact on future cash flows and operating results if the Company continues to receive orders of a similar or greater magnitude in the future. The Company has also initiated steps which it believes will result in production efficiencies for its utility and power control products, thereby reducing the costs to produce those products as well.

During the quarter ended March 31, 2008, net cash used in operating activities was approximately $292,000. Major cash outlays during the period were approximately $230,000 for payroll/employee benefits and approximately $110,000 for design and development efforts. The Company did not generate any cash proceeds from the sale of stock or the issuance of debentures during the period, but utilized cash on hand at December 31, 2007 to cover its operating cash flow deficit produced during the period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP), which requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

•

Those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made; and

•

Those for which changes in the estimate or assumptions, or the use of different estimates and assumptions, could have a material impact on our consolidated results of operations or financial condition.

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Board of Directors. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-KSB for the year ended December 31, 2007. We have not changed these policies from those previously disclosed.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore, SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For non-financial assets and liabilities, SFAS No. 157 is effective for the Company on January 1, 2009. Management is currently assessing the impact the adoption of SFAS No. 157 may have on the Company’s financial statements beyond it’s current fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2008.

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

Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness in our ability to produce financial statements free from material misstatements. The material weakness results from the combination of the following significant deficiencies:

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ending March 31, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on three loans from Mr. Revesz, a former board member, as of the date of this report and is in discussions to extend the maturity dates on those notes. A total of $75,000 us due on these notes. The Company is also in default on a note payable of $415,000 to Dutchess as of the date of this report.

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

NIGHTHAWK SYSTEMS, INC.
(Registrant)
Date: May 14, 2008	By:	/s/ H. Douglas Saathoff
H. Douglas Saathoff
Chief Executive Officer
Principal Accounting and Financial Officer