Form 10-Q
period 2008-06-30
NIGHTHAWK SYSTEMS INC
filed 2008-08-14
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
Or
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

210 341-4811

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 14, 2008, there were 137,413,727 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		Yes		No

NIGHTHAWK SYSTEMS, INC.

Nighthawk Systems, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$30,280	$428,484
Accounts receivable, net	248,324	313,644
Inventories	331,717	359,636
Other current assets	188,248	93,683
Total current assets	798,569	1,195,447

Furniture, fixtures and equipment, net	243,208	269,619
Debt issuance costs	263,429	310,428
Intangible assets, net	1,035,875	1,218,677
Goodwill	3,397,537	3,397,537
	4,940,049	5,196,261
	$5,738,618	$6,391,708

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$449,514	$327,668
Accrued expenses	623,520	502,822
Deposits and other	293,245	218,148
Line of credit and notes payable:
Line of credit	18,392	18,892
Convertible notes, net of discount of $566,157 (June 30, 2008)
and $883,117 (December 31, 2007)	1,398,717	1,135,061
Other notes	686,801	558,320
Total liabilities (all current)	3,470,189	2,760,911

Commitments
Stockholders' equity:
Series A Preferred stock; $0.001 par value; 5,000,000
shares authorized; no shares issued and outstanding	-	-
Series B Preferred stock ; $0.001 par value; 1,000,000
shares authorized; 600,000 shares issued and outstanding at
June 30, 2008 and December 31, 2007; liquidation preference
of $6,000,000	5,776,713	5,417,699
Common stock; $0.001 par value; 200,000,000
shares authorized; 137,413,727 issued and outstanding at
June 30, 2008 and 134,433,060 issued and outstanding at
December 31, 2007	137,414	134,433
Additional paid-in capital	12,869,658	13,091,713
Accumulated deficit	(16,515,356)	(15,013,048)
Total stockholders' equity	2,268,429	3,630,797

	$5,738,618	$6,391,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nighthawk Systems, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Revenue	$736,356	$339,684	$1,562,677	$551,705

Cost of revenue	527,716	238,260	1,196,213	364,364

Gross profit	208,640	101,424	366,464	187,341

Selling, general and administrative expenses	510,134	526,383	1,139,424	1,235,181
Depreciation and amortization	109,888	2,588	217,276	5,123
	620,022	528,971	1,356,700	1,240,304

Loss from operations	(411,382)	(427,547)	(990,236)	(1,052,963)

Interest expense	320,728	165,104	512,072	656,990

Net loss	(732,110)	(592,651)	(1,502,308)	(1,709,953)

Accumulated dividends on preferred stock	(179,507)	-	(359,014)	-

Net loss applicable to common stockholders	$(911,617)	$(592,651)	$(1,861,322)	$(1,709,953)

Net loss per basic and diluted common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares
outstanding, basic and diluted	143,521,470	101,335,005	142,655,598	96,602,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nighthawk Systems, Inc.

Condensed Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2008

(Unaudited)

					Additional
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2007	600,000	$5,417,699	134,433,060	$134,433	$13,091,713	$(15,013,048)	$3,630,797

Common stock issued upon conversion of notes payable			2,980,667	2,981	125,323		128,304

Stock-based compensation, vesting of options					11,636		11,636

Accumulated dividend on Series B preferred stock		359,014			(359,014)

Net loss						(1,502,308)	(1,502,308)

Balances, June 30, 2008	600,000	$5,776,713	137,413,727	$137,414	$12,869,658	$(16,515,356)	$2,268,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nighthawk Systems, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30,

	2008	2007

Cash flows from operating activities:
Net loss	$(1,502,308)	$(1,709,953)

Adjustments to reconcile net loss to
net cash used in operating activities:
Bad debt expense	216	11,612
Depreciation and amortization	217,276	5,123
Stock-based compensation	11,636	107,538
Consulting services expense	-	210,000
Amortization of debt issuance costs and discounts on debt	363,240	430,379
Change in assets and liabilities:
Decrease (increase) in accounts receivable	65,105	(75,661)
Decrease (increase) in inventories	27,919	(4,180)
(Increase) decrease in other current assets	(94,564)	41,633
Increase in accounts payable	121,843	15,196
Increase in accrued expenses	120,697	222,660
Increase in deposits and other	73,298	5,000

Total adjustments	906,666	969,300

Net cash used in operating activities	(595,642)	(740,653)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(5,543)	(960)

Net cash used in investing activities	(5,543)	(960)

Cash flows from financing activities:
Net proceeds from notes payable	260,000	620,000
Payments on notes payable	(56,519)	(154,734)
Payments on line of credit	(500)	(300)
Net proceeds from issuance of common stock	-	271,761

Net cash provided by financing activities	202,981	736,727

Net decrease in cash	(398,204)	(4,886)
Cash, beginning	428,484	270,910

Cash, ending	$30,280	266,024

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,774	$11,336
Supplemental disclosure of non-cash investing and financing activities:
Common shares issued as payment on notes payable, including commissions	$-	$465,891
Conversion of notes payable to common stock	$128,304	$430,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

1. ORGANIZATION, GOING CONCERN AND MANAGEMENT'S PLANS

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Nighthawk Systems, Inc. (the “Company” or “Nighthawk”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2008, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these unaudited condensed consolidated financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and six months periods ended June 30, 2008, are not necessarily an indication of operating results for the full year.

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

GOING CONCERN AND MANAGEMENT'S PLANS

The Company incurred a net loss of approximately $1.5 million during the six month period ended June 30, 2008 (a net loss applicable to common stockholders of approximately $1.9 million), and had a working capital deficiency of approximately $2.7 million as of June 30, 2008. The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve profitability and positive cash flows from operations.

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

In January 2008, the Company engaged a third party to act as its exclusive financial advisor in connection with a potential offering of securities to a financial or strategic partner. Although management believes that the acquired Set-Top Box operations may eliminate its need for outside funding, management believes that enhanced operating results may allow the Company to attract more favorable financing options than those utilized in the past. The Company is currently exploring opportunities to raise sufficient funds to meet its operating requirements, as well as to redeem some or all of its outstanding obligations to Dutchess, and some portion of the Series B preferred stock as well, in an effort to reduce monthly interest costs and further dilution of its current shareholder base.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition and its relationships with its customers to reduce the risk of loss. The maximum loss that might be sustained if customer receivables are not collected is limited to the carrying amount of the accounts receivable, net of the allowance for doubtful accounts. Approximately $216,475 of the June 30, 2008 balance, or 87%, was from three customers, $169,484 of which was collected subsequent to June 30, 2008.

During the three months ended June 30, 2008, three customers accounted for approximately 32%, 22% and 13% of total revenue, respectively, and during the six months ended June 30, 2008, two customers accounted for approximately 41% and 23% of total revenue, respectively. During the three months ended June 30, 2007, three customers accounted for approximately 24%, 16% and 13% of total revenue, respectively, and during the six months ended June 30, 2007, four customers accounted for approximately 19%, 15%, 11% and 10% of total revenue, respectively.

During the three months ended June 30, 2008, the Company's two largest suppliers accounted for approximately 35% and 28%, respectively, of the Company's purchases of pre-manufactured component materials, and during the six months ended June 30, 2008, the Company’s two largest suppliers accounted for approximately 43% and 14% of the Company’s purchases of pre-manufactured component materials. During the three months ended June 30, 2007, the Company's four largest suppliers accounted for approximately 33%, 26%, 13% and 11% respectively, of the Company's purchases of pre-manufactured component materials, and during the six months ended June 30, 2007, the Company’s three largest suppliers accounted for approximately 40%, 23% and 13% of the Company’s purchases of pre-manufactured component materials. As the pre-manufactured components are a crucial integral component of the Company's product, the loss of one or more of the Company's major suppliers could have an adverse effect on the Company's ability to maintain production of its products on a cost effective basis in the future.

REVENUE RECOGNITION

Revenue is recognized when all of the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured.

Revenue from product and equipment sales is recognized upon shipment, and when all significant obligations of the Company have been satisfied.

Infrequently, the Company receives requests from customers to hold product being purchased from the Company for the customer’s convenience. The Company recognizes revenue for such bill and hold arrangements in accordance with the requirements of SAB No. 104 which requires, among other things, the existence of a valid business purpose for the arrangement, the transfer of ownership of the purchased product, the readiness of the product for shipment, the use of customary payment terms, no continuing performance obligation by the Company and segregation of the product from the Company’s inventories.

The Company is often prepaid for airtime services and is also occasionally paid in advance of product delivery.  These amounts are recorded as deferred revenue until the airtime services are provided or until the products have been shipped.  Airtime services revenue was not significant during the six months ended June 30, 2008 and 2007.

INVENTORIES

Inventories consist of parts and pre-manufactured component materials ($310,955 at June 30, 2008 and $314,036 at December 31, 2007) and finished goods ($20,762 at June 30, 2008 and $45,600 at December 31, 2007). Inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. The elements of cost in inventories include materials, labor and overhead.

INCOME TAXES

For the three and six month periods ended June 30, 2008 and 2007, the Company did not record any income tax benefit, because management does not believe realization of such related deferred income tax assets is sufficiently assured.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding (which includes warrants exercisable into 7,356,666 shares of common stock at $0.001 per share), for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants aggregating 18,813,374 and 19,741,666 as of June 30, 2008 and 2007, respectively, have been excluded from the calculation of diluted net loss per common share.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For non-financial assets and liabilities, SFAS No. 157 is effective for the Company on January 1, 2009. Management is currently assessing the impact the adoption of SFAS No. 157 may have on the Company’s financial statements beyond its current fiscal year.

3. NOTES PAYABLE

The Company has $18,392 outstanding at June 30, 2008 under a $20,000 unsecured line of credit with a bank. Borrowings under the line of credit bear interest at 8% at June 30, 2008 (10.25% at December 31, 2007). Interest is due monthly. The line of credit is guaranteed by ex-officers and affiliates of the Company.

At June 30, 2008 and December 31, 2007, notes payable consist of the following:

	June 30, 2008	December 31, 2007
Unsecured note with a financial institution; 14.99% interest rate (17.49% at December 31, 2007); interest and principal due monthly through November 2008	$3,116	$4,635
Note payable to a financial institution; 12.75% interest rate; unsecured; due on demand	8,685	8,685
Convertible notes payable to an unrelated minority stockholder; 8% interest rate; converted into shares of common stock in 2008 (Note 4)	-	75,000
Notes payable to Dutchess; collateralized by accounts receivable; 36% interest rate; an additional $260,000 borrowed under new notes during quarter ended June 30, 2008; all notes past due and due on demand	675,000	470,000
	$686,801	$558,320
Convertible notes payable to Dutchess; 10% interest rate; maturities between December 2009 and June 2012; net of discount of $566,157 at June 30, 2008 ($883,117 at December 31, 2007); $53,304 of debentures converted into shares of common stock in 2008	$898,717	$635,061
Convertible, 5% note payable to Dutchess; due December 2010	500,000	500,000
	$1,398,717	$1,135,061

All of the convertible notes payable to Dutchess at June 30, 2008, contain a clause calling for an early redemption penalty of 20%. In addition, although Dutchess has not provided any indication it will do so, each of the convertible debenture agreements contain a provision under which Dutchess may request the Company to make amortizing payments on a monthly basis in an amount to be determined by the Company and Dutchess. As such, the total amount of debentures outstanding is classified as a current liability. The total amount of discount amortized to interest expense during the three months ended June 30, 2008 and 2007, was $242,290 and $63,957, respectively. The total amount of discount amortized to interest expense for the six months ended June 30, 2008 and June 30, 2007, was $316,961 and $342,023, respectively.

During the six months ended June 30, 2008, Dutchess converted an additional $53,304 of debentures into 1,480,667 shares of the Company’s common stock.

Total interest expense during the three and six months ended June 30, 2008 related to the Dutchess debentures, including amortization of the discount, was $280,424 and $401,914, respectively which represented an effective interest rate of 57% and 40%, respectively. Total interest expense during the three and six months ended June 30, 2007 related to the Dutchess debentures, including amortization of the discount and early redemption penalties, was $151,923 and $640,945, respectively, which represented an effective interest rate of 28% and 58%, respectively.

Subsequent to June 30, 2008, the Company entered into a convertible debenture with Dutchess in the amount of $150,000. The debenture is convertible at the lower of 70% of the market price of the Company’s common stock at the date of conversion or at $0.09 per share.  Along with the debenture, the Company issued warrants to purchase up to 750,000 shares of the Company’s common stock at $0.001 per share and expiring in 2015.

4. STOCKHOLDERS' DEFICIT

During the six month period ended June 30, 2008, the Company issued 1,480,667 shares of common stock to Dutchess upon the conversion of $53,304 in outstanding debentures. In addition, the Company issued 1,500,000 shares of common stock to an unrelated minority stockholder upon the conversion of $75,000 in convertible debt. The Company recorded $179,507 and $359,014 in accumulated dividends on the outstanding Series B Preferred Stock for the three and six month periods ended June 30, 2008. No warrants were issued by the Company or exercised by their holder, nor did any expire, during the three and six month periods ended June 30, 2008.

OPTIONS

Most of the options granted by the Company to employees vest over three years, which is considered to be the requisite service period. Stock options issued in exchange for consultant services vest over the period defined in each contract. During the six month period ended June 30, 2008, no options were awarded or exercised and 200,000 options were forfeited.  During the six month period ended June 30, 2007, the Company awarded no options to employees and no options were exercised or forfeited.

The total fair value of options vesting during the six months ending June 30, 2008 and 2007 was $16,750 and $106,600, respectively.

As of June 30, 2008, the Company had 11,535,000 shares under option with a weighted average exercise price of $0.09 per share, a weighted average remaining contractual life of 5.2 years and an aggregate intrinsic value of $7,500. The aggregate intrinsic value represents the total intrinsic value (the difference between the closing stock price on June 30, 2008 of $0.05 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on June 30, 2008.

As of June 30, 2008, the Company had 650,000 unvested options outstanding that had a weighted average exercise price of $0.05 and a weighted average grant date fair value of $0.04 per share. A total of $14,000 in unrecognized compensation expense related to non-vested options is expected to be recognized in full by September 30, 2009.

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

OVERVIEW

The Company's financial results include the accounts of Nighthawk Systems, Inc. and its wholly-owned, non-operating subsidiary, Peregrine Control Technologies, Inc. ("PCT"). On October 11, 2007, the Company acquired the assets and assumed certain liabilities of the Set-Top Box business of Eagle Broadband, Inc. (“Eagle Broadband”) for $4,750,000 in cash. The assets acquired included all accounts receivable, inventory, equipment and intangibles. This acquisition was funded by a $6.0 million sale of Series B convertible preferred stock and warrants to Dutchess. This acquisition was made primarily to enhance the future cash flows of the Company in an effort to reduce or eliminate monthly operating cash flow deficits.

Nighthawk is a provider of intelligent devices and systems that allow for the centralized, on-demand management of assets and processes. Nighthawk products are used throughout the United States in a variety of mission critical applications, including remotely turning on and off and rebooting devices, activating alarms, and emergency notification, including the display of custom messages. Nighthawk’s IPTV set-top boxes are utilized by the hospitality industry to provide in-room standard and high definition television and video on demand

On October 11, 2007, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Eagle Broadband, pursuant to which Nighthawk purchased from Eagle Broadband, and Eagle Broadband sold and transferred to Nighthawk, all right, title, and interest in and to Eagle Broadband’s set-top box business. The set-top box business purchased by Nighthawk allows for the delivery of High Definition, IP-based television and Internet services to the Hospitality industry.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Revenue

The components of revenue and their associated percentages of total revenues, for the three months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,
	2008		2007
Set-Top Box	$174,329	24%	$-	0%
Utility products	214,868	29%	256,963	76%
General power control products	327,827	44%	67,621	20%
Airtime and access services	19,332	3%	15,100	4%
	$736,356	100%	$339,684	100%

Revenues for the three-month period ended June 30, 2008 were $736,356 as compared to $339,684 for the prior year, an increase of 117% between periods. Approximately 44% of this increase, $174,329, was produced from the sales of IPMediaPro 3000HD set top boxes. During the three months ended June 30, 2008, the Company received orders of 2,160 IP3000HD units and produced and shipped 649 units.  Ordinarily, the Company would have produced all 2,160 units prior to June 30, but Company management decided during the quarter to begin utilizing a new contract manufacturer to produce the units, and as a result, production was delayed until after June 30, 2008. The new manufacturer, which previously produced IP5000HD units for the Company, will produce the units at a significantly lower cost than the prior manufacturer, and will begin shipping units under current orders in August 2008.  As of June 30, 2008, the Company had a backlog of approximately 3,911 units to produce for its primary customer, and it expects to produce and ship all of these units to the customer prior to September 30, 2008.  In June 2008, the Company announced that it had entered into an agreement with an additional hospitality service integrator to develop and market a new set top box.  The Company is currently in the final stages of discussions on the design of this box and plans to begin producing and selling these boxes during the fourth quarter of 2008.  Until that time, the Company anticipates that it may begin selling IP3000HD boxes to this customer during the third quarter of 2008.  The Company is also in discussions with several other hospitality services integrators who have purchased or otherwise acquired the Company’s set top boxes for demonstration and testing purposes.

Sales of the Company’s utility products, primarily its CEO700 remote disconnect product, decreased 16% or $42,095 between the periods presented. During the quarter, the Company began initial marketing efforts for its newer utility products which feature 2-way communications capabilities and additional functionality.  The Company expects to begin producing these products during the third or fourth quarter of this year.  Several of the Company’s existing customers, as well as potential customers, have stated a desire to postpone potential orders in anticipation of ordering the new, more advanced products.  However, the Company will continue to market its existing one-way products, including the CEO700.  In July 2008, the Company announced that it had received an order for 1,000 CEO700’s from a utility customer, the largest single order of CEO700’s in the Company’s history.

Sales of the Company’s other power control products increased between the periods presented, from $67,621 in the second quarter of 2007 to $327,827 in the second quarter of 2008. During the second quarter of 2008, the Company delivered the remaining 410 units from an order of 600 power control units by a provider of photo traffic and electronic toll enforcement services.

Airtime and access services revenues, generated on a recurring basis by the Company by reselling access to wireless networks, increased slightly from the second quarter of 2007 to the second quarter of 2008.  As more of the Company’s units are placed into service, airtime revenues increase.  During 2008, the Company began selling its Utility WebConnectTM service, which provides the customers with a Nighthawk-hosted web interface they can use to access and control their devices.  This has also contributed to the rise in airtime and access services revenues.

Cost of revenues includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of revenues increased by $289,456 or 121% to $527,716 for the three months ended June 30, 2008 from $238,260 for the corresponding period of the prior year and increased as a percentage of revenues between the periods from 70% in 2007 to 72% in 2008. As a result, the Company's gross margin decreased slightly between the periods from 30% to 28%. The biggest factor in the increase in cost of revenues, and the decrease in gross margin, is the sales of set-top boxes during the second quarter of 2008. While set-top box sales represented only 24% of the Company’s total sales during the quarter, production of these units, including the acquisition of parts for the units, continued to be made on an expedited basis while the Company was integrating existing procedures utilized by the former owner of the set-top box business. As such, gross margin on these units was approximately 10% during the period. The gross margin on all utility and power control products sold by the Company combined was approximately 34%. The Company expects a significant improvement in gross margins on set-top boxes to be realized during the third quarter of 2008 based upon the shift to a new contract manufacturer discussed above.  In addition, the Company is currently developing new printed circuit boards for its utility and power control products for use in the latter half of 2008. These new boards will be incorporated into several of the Company’s core products, including the CEO700.  While these boards will enhance the capabilities of the Company’s products, the Company also expects to be able to build such boards on a lower per unit cost basis.

Selling, general and administrative expenses for the three months ended June 30, 2008 decreased 3% from $526,383 in the 2007 period to $510,134 in the 2008 period. Professional and consulting fees decreased approximately $150,000 between the two periods and this decrease more than offset increased research and development costs of approximately $50,000 as well as increases in travel, sales and marketing, advertising and increased personnel costs totaling approximately $81,000. The Company invested approximately $29,000 in the further development of its IP300HD set-top box operating software, and also invested an additional $21,000 in the design and development of a printed circuit board that can be used within most of the Company’s power control products. The set-top box software development is expected to result in an operating platform that will support the sale of additional units to the Company’s existing customer, and additional customers in the future. Company management also believes that the development of the new printed circuit board will lead to both new sales opportunities and a lower cost of production of the Company’s utility and power control products in the future.

Depreciation and amortization increased approximately $107,000 between the two periods presented. The increase was due to depreciation of software and amortization of intangible assets acquired in the purchase of the set-top box business in October 2007.

Interest expense increased $155,624, or 94%, between the periods presented. During the three months ended June 30, 2008, the Company paid off a Dutchess debenture which resulted in the accelerated recognition of the unamortized discount associated with the note as interest expense. The total amount of discount amortized to interest expense during the second quarter of 2008 was approximately $240,000.

The net loss applicable to common stockholders for the three-month period ended June 30, 2008 was $911,657 compared to $592,651 for the three-month period ended June 30, 2007.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Revenue

The components of revenue and their associated percentages of total revenues for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30,
	2008		2007
Set-Top Box	$691,862	44%	$-	0%
Utility products	355,156	23%	320,475	58%
General power control products	481,568	31%	200,064	36%
Airtime and access services	34,091	2%	31,166	6%
	$1,562,677	100%	$551,705	100%

Revenues for the six-month period ended June 30, 2008 were $1,562,677 as compared to $551,705 for the prior year, an increase of 183% between periods. Approximately two-thirds of this increase, $691,862, was produced from sales of IPMediaPro 3000HD set top boxes. With the purchase of the Set-Top Box operation on October 11, 2007, the Company assumed responsibility for the production of approximately 2,050 of these boxes that had been ordered from Eagle Broadband from a single customer in prior months. From the date of the acquisition through June 30, 2008 the Company has received additional orders from this same customer for 4,310 units. The Company produced and shipped 2,190 set-top box units during the three months ended December 31, 2007 and an additional 2,890 units during the six month period ended June 30, 2008. As of the date of this report, the Company has a backlog of approximately 3,060 units to produce from its primary customer, and is seeking other customer relationships for this product and the IP5000HD set-top box product as well.

Sales of the Company’s utility products, primarily its CEO700 remote disconnect product, increased 11% or $34,681 between the periods presented, continuing a trend of year-to-year growth. Sales of the Company’s other power control products increased significantly between the periods presented, from $200,064 in the six months ended June 30, 2007 to $481,568 in the six months ended June 30, 2008. During the six months ended June 30, 2008, the Company completed delivery of 600 power control units ordered by a provider of photo traffic and electronic toll enforcement services.

Airtime and access services revenues, generated on a recurring basis by the Company by reselling access to wireless networks, increased slightly from the first six months of 2007 to the first six months of 2008.   As more of the Company’s units are placed into service, airtime revenues increase.  During 2008, the Company began selling its Utility WebConnectTM service, which provides the customers with a Nighthawk-hosted web interface they can use to access and control their devices.  This has also contributed to the rise in airtime and access services revenues.

Cost of revenues includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of revenues increased by $831,849 or 228% to $1,196,213 for the six months ended June 30, 2008 from $364,364 for the corresponding period of the prior year and increased as a percentage of revenues between the periods from 66% in 2007 to 77% in 2008. As a result, the Company's gross margin decreased between the periods from 34% to 23%. The increase in cost of revenues, and the decrease in gross margin, can primarily be attributed to sales of set-top boxes during the first six months of 2008. Set-top box sales represented 44% of the Company’s total sales during the six months ended June 30, 2008. Production of these units, including the acquisition of parts for the units, was made on an expedited basis while the Company was integrating existing procedures utilized by the former owner of the set-top box business. As such, gross margin on these units was approximately 12% during the period. The gross margin on all utility and power control products sold by the Company combined was approximately 32%. The Company expects a significant improvement in gross margins on set-top boxes to be realized in the near term as it gains efficiencies in the production of the set-top boxes and in the acquisition of the parts required to build the set-top boxes. In addition, the Company is currently developing new printed circuit boards for its utility and power control products for use in the latter half of 2008. These new boards will be incorporated into several of the Company’s core products, including the CEO700. While these boards will enhance the capabilities of the Company’s products, the Company also expects to be able to build such boards on a lower per unit cost basis.

Selling, general and administrative expenses for the six months ended June 30, 2008 decreased 8% from $1,235,181 in the 2007 period to $1,139,424 in the 2008 period. Professional and consulting fees decreased approximately $290,000 between the two periods and this decrease more than offset increased research and development costs of approximately $162,000 and increased travel costs of $19,000. The Company invested approximately $81,000 in the further development of its IP300HD set-top box operating software, and also invested an additional $81,000 in the design and development of a printed circuit board that can be used within most of the Company’s power control products. The set-top box software development is expected to result in an operating platform that will support the sale of additional units to the Company’s existing customer, and additional customers in the future. Company management also believes that the development of the new printed circuit board will lead to both new sales opportunities and a lower cost of production of the Company’s utility and power control products in the future. The Company does not expect major fluctuations in personnel and administrative expenses in the near term as it believes it has the ability to produce sufficient growth to achieve positive cash flows without adding a significant number of employees.

Depreciation and amortization increased approximately $212,000 between the two periods presented. The increase was due to depreciation of software and amortization of intangible assets acquired in the purchase of the set-top box business in October 2007.

Interest expense decreased $144,918, or 22%, between the periods presented. While the Company paid off Dutchess debentures in both 2007 and 2008, the amount of those debentures paid off in 2007 was considerably higher, included greater recognition of the unamortized discount associated with the notes as interest expense as well as greater early redemption penalties.

The net loss applicable to common stockholders for the six-month period ended June 30, 2008 was $1,861,322 compared to $1,709,953 for the six-month period ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements for 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended December 31, 2007 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

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

Effective October 11, 2007, the Company acquired the set-top box operations of Eagle Broadband for cash of $4,750,000. This acquisition was funded by a $6.0 million sale of Series B convertible preferred stock and warrants to Dutchess. This acquisition was made primarily to reduce or eliminate the Company’s monthly operating cash flow deficits. Although no assurance may be given that it will be able to do so, Company management believes that this operation may be able to generate sufficient cash flows during 2008 to cover the Company’s overall operating cash flow requirements, and eliminate the requirement for additional funding from third parties. Management also believes that improved operating results from internal growth and the contribution of the Set-Top Box business will enhance its ability to obtain new funding from outside parties. As of the date of this report, the Company has continued to receive orders for boxes, has a backlog of approximately 3,060 units and has identified the opportunity to reduce production costs for the boxes which it believes will have a material positive impact on future cash flows and operating results if the Company continues to receive orders of a similar or greater magnitude in the future. The Company has also initiated steps which it believes will result in production efficiencies for its utility and power control products, thereby reducing the costs to produce those products as well.

During the six months ended June 30, 2008, net cash used in operating activities was approximately $596,000. Major cash outlays during the period were approximately $464,000 for payroll/employee benefits, approximately $183,000 for design and development efforts and approximately $56,000 for debt payments. In addition to utilizing cash on hand at December 31, 2007, the Company borrowed $260,000 under a 36% note payable to Dutchess which was due in July 2008, and which is now due on demand.

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

Revenue from product and equipment sales is recognized upon shipment, and when all significant obligations of the Company have been satisfied.

Infrequently, the Company receives requests from customers to hold product being purchased from the Company for the customer’s convenience. The Company recognizes revenue for such bill and hold arrangements in accordance with the requirements of SAB No. 104 which requires, among other things, the existence of a valid business purpose for the arrangement, the transfer of ownership of the purchased product, the readiness of the product for shipment, the use of customary payment terms, no continuing performance obligation by the Company and segregation of the product from the Company’s inventories.

The Company is often prepaid for airtime services and is also occasionally paid in advance of product delivery.  These amounts are recorded as deferred revenue until the airtime services are provided or until the products have been shipped.

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

Accounting for obligations and instruments potentially settled in our capital stock

We account for obligations and instruments potentially to be settled in our capital stock in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, our own stock, primarily as these relate to warrants.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For non-financial assets and liabilities, SFAS No. 157 is effective for the Company on January 1, 2009. Management is currently assessing the impact the adoption of SFAS No. 157 may have on the Company’s financial statements beyond its current fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ending June 30, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on notes payable totaling $675,000 to Dutchess as of the date of this report.

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

NIGHTHAWK SYSTEMS, INC.
(Registrant)
Date: August 14, 2008	By:	/s/ H. Douglas Saathoff
H. Douglas Saathoff
Chief Executive Officer
Principal Accounting and Financial Officer