Form 10-Q
period 2008-09-30
NIGHTHAWK SYSTEMS INC
filed 2008-11-19
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
Or
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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 19, 2008, there were 138,513,727shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

	Yes		No

NIGHTHAWK SYSTEMS, INC.

TABLE OF CONTENTS

Page

PART I   FINANCIAL INFORMATION

Item 1

Financial Statements

1

Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007

1

Condensed Consolidated Statements Of Operations For The Three And Nine Month Periods Ended
September 30, 2008 And 2007 (Unaudited)

2

Condensed Consolidated Statement Of Stockholders' Equity For The Nine Months Ended
September 30, 2008 (Unaudited)

3

Condensed Consolidated Statements Of Cash Flows for the Nine Months Ended
September 30, 2008 and 2007 (unaudited)

4

Notes To Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion And Analysis of Financial Condition and Results of Operations

9

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

14

Item 4t.

Controls And Procedures

14

PART II  OTHER INFORMATION

Item 1.

Legal Proceedings

16

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

16

Item 3.

Defaults Upon Senior Securities

16

Item 4.

Submission Of Matters To A Vote Of Securities Holders

16

Item 5.

Other Information

16

Item 6.

Exhibits

16

Signatures

17

PART I   FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$142,638	$428,484
Accounts receivable, net	212,110	313,644
Inventories	362,624	359,636
Other current assets	56,476	93,683

Total current assets	773,848	1,195,447

Furniture, fixtures and equipment, net	273,383	269,619
Debt issuance costs	279,248	310,428
Intangible assets, net	940,693	1,218,677
Goodwill	3,397,537	3,397,537

	4,890,861	5,196,261

	$5,664,709	$6,391,708
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$688,816	$327,668
Accrued expenses	727,372	502,822
Deposits and other	112,670	218,148
Line of credit and notes payable:
Line of credit	18,292	18,892
Convertible notes, net of discount of $582,138 (September 30, 2008)
and $883,117 (December 31, 2007)	1,527,736	1,135,061
Other notes	720,730	558,320

Total liabilities (all current)	3,795,616	2,760,911

Commitments

Stockholders' equity:
Series A Preferred stock; $0.001 par value; 5,000,000
shares authorized; no shares issued and outstanding	––	––
Series B Preferred stock ; $0.001 par value; 1,000,000
shares authorized; 672,000 shares issued and outstanding at
September 30, 2008 and 618,000 shares issued and outstanding at
December 31, 2007; liquidation preference of $6,000,000	5,958,192	5,417,699
Common stock; $0.001 par value; 200,000,000
shares authorized; 137,663,727 issued and outstanding at
September 30, 2008 and 134,433,060 issued and outstanding at
December 31, 2007	137,664	134,433
Additional paid-in capital	12,799,184	13,091,713
Accumulated deficit	(17,025,947)	(15,013,048)

Total stockholders' equity	1,869,093	3,630,797
	$5,664,709	$6,391,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Revenue	$849,582	$368,855	$2,699,972	$2,412,260

Cost of revenue	558,490	276,783	1,955,325	1,779,756

Gross profit	291,092	92,072	744,647	632,504

Selling, general and administrative expenses	519,151	465,858	1,658,675	1,701,040
Depreciation and amortization	92,292	2,550	284,515	7,673
	611,443	468,408	1,943,190	1,708,713

Loss from operations	(320,351)	(376,336)	(1,198,543)	(1,310,686)

Interest expense	190,141	210,556	702,213	867,545

Net loss	(510,492)	(586,892)	(1,900,756)	(2,012,899)

Accumulated dividends on preferred stock	(181,479)	––	(540,493)	––

Net loss applicable to common stockholders	$(691,971)	$(586,892)	$(2,441,249)	$(2,553,392)

Net loss per basic and diluted common share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding, basic and diluted	145,520,393	116,176,969	144,115,675	103,198,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

					Additional
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2007	600,000	$5,417,699	134,433,060	$134,433	$13,091,713	$(15,013,048)	$3,630,797

Common stock issued upon conversion of notes payable			3,230,667	3,231	130,073		133,304

Beneficial conversion feature on convertible debt					64,286		64,286

Warrants issued in connection with notes payable					37,500		37,500

Stock-based compensation, vesting of options					16,105		16,105

Accumulated dividend on Series B preferred stock		540,493			(540,493)

Net loss						(2,012,899)	(1,900,756)

Balances, September 30, 2008	600,000	$5,958,192	137,663,727	$137,664	$12,799,184	$(17,025,947)	$1,869,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,

	2008	2007
Cash flows from operating activities:
Net loss	$(1,900,756)	$(2,012,899)

Adjustments to reconcile net loss to
net cash used in operating activities:
Bad debt expense	882	12,442
Depreciation and amortization	322,544	7,673
Stock-based compensation	16,105	146,810
Consulting services expense	––	300,000
Amortization of debt issuance costs and discounts on debt	433,225	525,418
Change in assets and liabilities:
Increase in accounts receivable	100,651)	(113,692)
Decrease (increase) in inventories	(2,988)	(6,739)
Decrease in prepaid and other current assets	41,528	57,134
Increase in accounts payable	499,341	64,121
Increase in accrued expenses	224,550	323,867
Increase in deposits and other	(109,077)	(49,754)

Total adjustments	1,388,567	1,267,280

Net cash used in operating activities	(624,332)	(1,029,565)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(13,903)	(6,644)
Deposit on acquisition	––	(250,000)

Net cash used in investing activities	(13,903)	(256,644)

Cash flows from financing activities:
Net proceeds from notes payable	260,000	1,105,000
Net proceeds from notes payable, convertible debt	150,000	––
Payments on notes payable	(57,011)	(326,846)
Payments on line of credit	(600)	(600)
Net proceeds from issuance of common stock	––	271,761

Net cash provided by financing activities	352,389	1,049,315

Net decrease in cash	(285,846)	(236,894)
Cash, beginning	428,484	270,910

Cash, ending	$142,638	$34,016

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,703	$15,463

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued in exchange for debt and accrued liabilities	$––	$1,394,409

Conversion of notes payable to common stock	$133,304	$100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

1. ORGANIZATION, GOING CONCERN AND MANAGEMENT'S PLANS

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Nighthawk Systems, Inc. (the “Company” or “Nighthawk”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2008, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these unaudited condensed consolidated financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and nine months periods ended September 30, 2008, are not necessarily an indication of operating results for the full year.

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

GOING CONCERN AND MANAGEMENT'S PLANS

The Company incurred a net loss of approximately $2.0 million during the nine month period ended September 30, 2008 (a net loss applicable to common stockholders of approximately $2.6 million), and had a working capital deficiency of approximately $3.2 million as of September 30, 2008. The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve profitability and positive cash flows from operations.

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

In October 2007, the Company acquired the assets and assumed certain liabilities of the business known as Set-Top Box from Eagle Broadband, Inc. (“Eagle”, a publicly-traded company) for cash of $4,750,000 (Note 3). This acquisition was funded by a $6.0 million sale of Series B convertible preferred stock and warrants to Dutchess. This acquisition was made primarily to reduce or eliminate the Company’s monthly operating cash flow deficits. Although no assurance may be given that it will be able to do so, management believes that this operation may be able to generate sufficient cash flows during the remainder of 2008 and 2009 to cover the Company’s overall operating cash flow requirements, and eliminate the requirement for additional funding from third parties.

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

2. SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition and its relationships with its customers to reduce the risk of loss. The maximum loss that might be sustained if customer receivables are not collected is limited to the carrying amount of the accounts receivable, net of the allowance for doubtful accounts. Approximately $169,866 of the September 30, 2008 balance, or 80%, was from two customers, $168,495 of which was collected subsequent to September 30, 2008.

During the three months ended September 30, 2008, one customer accounted for approximately 72% of total revenue, and during the nine months ended September 30, 2008, two customers accounted for approximately 52% and 15% of total revenue, respectively. During the three months ended September 30, 2007, five customers accounted for approximately 21%, 17%, 15%, 10%  and 10% of total revenue, respectively, and during the nine months ended September 30, 2007, three customers accounted for approximately 15%, 13% and 11% of total revenue, respectively.

During the three months ended September 30, 2008, the Company's three largest suppliers accounted for approximately 54%, 16% and 14%, respectively, of the Company's purchases of pre-manufactured component materials, and during the nine months ended September 30, 2008, the Company’s four largest suppliers accounted for approximately 30%, 18% 14% and 11% of the Company’s purchases of pre-manufactured component materials. During the three months ended September 30, 2007, the Company's three largest suppliers accounted for approximately 41%, 25% and 19% respectively, of the Company's purchases of pre-manufactured component materials, and during the nine months ended September 30, 2007, the Company’s four largest suppliers accounted for approximately 41%, 24%, 13% and 10% of the Company’s purchases of pre-manufactured component materials. As the pre-manufactured components are a crucial integral component of the Company's product, the loss of one or more of the Company's major suppliers could have an adverse effect on the Company's ability to maintain production of its products on a cost effective basis in the future.

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

The Company is often prepaid for airtime services and is also occasionally paid in advance of product delivery.  These amounts are recorded as deferred revenue until the airtime services are provided or until the products have been shipped.  Airtime services revenue was not significant during the nine months ended September 30, 2008 and 2007.

INVENTORIES

Inventories consist of parts and pre-manufactured component materials ($240,142 at September 30, 2008 and $314,036 at December 31, 2007) and finished goods ($122,482 at September 30, 2008 and $45,600 at December 31, 2007). Inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. The elements of cost in inventories include materials, labor and overhead.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense of patents and software acquired in the Set-Top Box business acquisition is included in cost of sales. Amortization expense of patents and software included in cost of sales for the three and nine months ended September 30, 2008 was $12, 676 and $38,029, respectively.

Amortization expense for other intangible assets acquired with the Set-Top business, namely customer relationships and non-compete agreements is included in depreciation and amortization along with the depreciation of the Company’s fixed assets.

INCOME TAXES

For the three and nine month periods ended September 30, 2008 and 2007, the Company did not record any income tax benefit, because management does not believe realization of such related deferred income tax assets is sufficiently assured.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding (which includes warrants exercisable into 8,106,666 shares of common stock at $0.001 per share), for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants aggregating 17,754,420 and 18,491,666 as of September 30, 2008 and 2007, respectively, have been excluded from the calculation of diluted net loss per common share.

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

3. NOTES PAYABLE

The Company has $18,292 outstanding at September 30, 2008 under a $20,000 unsecured line of credit with a bank. Borrowings under the line of credit bear interest at 8% at September 30, 2008 (10.25% at December 31, 2007). Interest is due monthly. The line of credit is guaranteed by ex-officers and affiliates of the Company.

At September 30, 2008 and December 31, 2007, notes payable consist of the following:

	September 30, 2008	December 31, 2007
Unsecured note with a financial institution; 14.99% interest rate (17.49% at December 31, 2007); interest and principal due monthly through November 2008	$3,116	$4,635
Note payable to a financial institution; 12.75% interest rate; unsecured; due on demand	8,685	8,685
Note payable to a financial institution; 6.1% interest rate; collateralized by vehicle; interest and principal due monthly through August 2013	33,929	––
Convertible notes payable to an unrelated minority stockholder; 8% interest rate; converted into shares of common stock in 2008 (Note 4)	––	75,000
Notes payable to Dutchess; collateralized by accounts receivable; 36% interest rate; all notes past due and due on demand	675,000	470,000
	$720,730	$558,320
Convertible notes payable to Dutchess; 10% interest rate; maturities between December 2009 and June 2012; net of discount of $582,138 at September 30, 2008 ($883,117 at December 31, 2007); $58,304 of debentures converted into shares of common stock in 2008	$1,027,736	$635,061
Convertible, 5% note payable to Dutchess; due December 2010	500,000	500,000
	$1,527,736	$1,135,061

All of the convertible notes payable to Dutchess at September 30, 2008, contain a clause calling for an early redemption penalty of 20%. In addition, although Dutchess has not provided any indication it will do so, each of the convertible debenture agreements contain a provision under which Dutchess may request the Company to make amortizing payments on a monthly basis in an amount to be determined by the Company and Dutchess. As such, the total amount of debentures outstanding is classified as a current liability. The total amount of discount amortized to interest expense during the three months ended September 30, 2008 and 2007, was $48,304 and $74,671, respectively. The total amount of discount amortized to interest expense for the nine months ended September 30, 2008 and September 30, 2007, was $365,265 and $416,693, respectively.

During the nine months ended September 30, 2008, Dutchess converted an additional $58,304 of debentures into 1,730,667 shares of the Company’s common stock.

Total interest expense during the three and nine months ended September 30, 2008 related to the Dutchess debentures, including amortization of the discount, was $120,998 and $521,912, respectively which represented an effective interest rate of 23% and 34%, respectively. Total interest expense during the three and nine months ended September 30, 2007 related to the Dutchess debentures, including amortization of the discount and early redemption penalties, was $178,287 and $819,232, respectively, which represented an effective interest rate of 26% and 40%, respectively.

During the quarter ended September 30, 2008, the Company entered into a convertible debenture with Dutchess in the amount of $150,000. The debenture is convertible at the lower of 70% of the market price of the Company’s common stock at the date of conversion or at $0.09 per share.  This debenture contained a beneficial conversion feature valued at approximately $64,000.  Along with the debenture, the Company issued warrants to purchase up to 750,000 shares of the Company’s common stock at $0.001 per share and expiring in 2015. The warrants were valued at approximately $37,500.  The discount on this note as a result of the beneficial conversion feature and warrants is being amortized over the 60-month term of the note.

4. STOCKHOLDERS' DEFICIT

During the nine month period ended September 30, 2008, the Company issued 1,730,667 shares of common stock to Dutchess upon the conversion of $58,304 in outstanding debentures. In addition, the Company issued 1,500,000 shares of common stock to an unrelated minority stockholder upon the conversion of $75,000 in convertible debt. The Company recorded $181,479 and $540,493 in accumulated dividends on the outstanding Series B Preferred Stock for the three and nine month periods ended September 30, 2008. 37,500 warrants were issued by the Company in conjunction with the conversion of $5,000 of Dutchess convertible debentures. No warrants were exercised by their holder, nor did any expire, during the three and nine month periods ended September 30, 2008.

5. OPTIONS

Most of the options granted by the Company to employees vest over three years, which is considered to be the requisite service period. Stock options issued in exchange for consultant services vest over the period defined in each contract. During the nine month period ended September 30, 2008, no options were awarded or exercised and 650,000 options were forfeited.  During the nine month period ended September 30, 2007, the Company awarded no options to employees and no options were exercised or forfeited.

The total fair value of options vesting during the nine months ending September 30, 2008 and 2007, was $16,106 and $106,600, respectively.

As of September 30, 2008, the Company had 11,085,000 shares under option with a weighted average exercise price of $0.09 per share, a weighted average remaining contractual life of 5 years and an aggregate intrinsic value of $0. The aggregate intrinsic value represents the total intrinsic value (the difference between the closing stock price on September 30, 2008 of $0.04 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on September 30, 2008.

As of September 30, 2008, the Company had 650,000 unvested options outstanding that had a weighted average exercise price of $0.05 and a weighted average grant date fair value of $0.04 per share. A total of $9,532 in unrecognized compensation expense related to non-vested options is expected to be recognized in full by September 30, 2009.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Revenue

The components of revenue and their associated percentages of total revenues, for the three months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,
	2008		2007
Set-Top Box	$637,421	75%	$––	0%
Utility products	69,015	8%	278,640	75%
General power control products	121,464	14%	76,145	21%
Airtime and access services	21,682	3%	14,070	4%
	$849,582	100%	$368,855	100%

Revenues for the three-month period ended September 30, 2008 were $849,582 (the most revenue produced by the Company during any fiscal quarter in its history) as compared to $368,855 for the prior year, an increase of 130% between periods. During the three months ended September 30, 2008, the Company completed the transition to a new contract manufacturer of its IP3000HD units and produced approximately 2,600 of the backlog of approximately 3,900 units that existed at June 30, 2008. The Company continues to progress on developing and marketing a new set top box and hopes to begin producing and selling the new box during the fourth quarter of 2008.  Until that time, the Company will continue selling IP3000HD boxes to its customers.

Sales of the Company’s utility products, primarily its CEO700 remote disconnect product, decreased 75% or $209,625 between the periods presented. During the quarter, the Company continued it marketing efforts for its newer utility products which feature 2-way

communications capabilities and additional functionality.  The Company hopes to begin producing these units prior to year-end.   Several of the Company’s existing customers, as well as potential customers, have stated a desire to postpone potential orders in anticipation of ordering the new, more advanced products.  However, the Company will continue to market its existing one-way products, including the CEO700.  In the fourth quarter of 2008, the Company expects to complete the production and ship the 1,000 CEO700’s ordered in the third quarter.

Sales of the Company’s other power control products increased between the periods presented, from $76,145 in the third quarter of 2007 to $121,464 in the third quarter of 2008.

Airtime and access services revenues, generated on a recurring basis by the Company by reselling access to wireless networks, increased slightly from the third quarter of 2007 to the third quarter of 2008.  As more of the Company’s units are placed into service, airtime revenues increase.  During 2008, the Company began selling its Utility WebConnectTM service, which provides the customers with a Nighthawk-hosted web interface they can use to access and control their devices.  This has also contributed to the rise in airtime and access services revenues.

Cost of revenues includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of revenues increased by $281,707 or 102% to $558,490 for the three months ended September 30, 2008 from $276,783 for the corresponding period of the prior year but decreased as a percentage of revenues between the periods from 75% in 2007 to 66% in 2008. As a result, the Company's gross margin increased between periods from 25% to 34%.  The biggest factor in the increase in cost of revenues is the sales of set-top boxes during the third quarter of 2008. Based upon the shift to a new contract manufacturer, as discussed above, the Company realized significantly greater gross margins on its set-top boxes and produced margins more in line with the margins on the Company’s utility and power control products. The Company produced more gross profit during the quarter ending September 30, 2008 than in any preceding quarter in its history. The Company continues its development of new printed circuit boards for its utility and power control products for use in the latter half of 2008. These new boards will be incorporated into several of the Company’s core products, including the CEO700.  While these boards will enhance the capabilities of the Company’s products, the Company also expects to be able to build such boards on a lower per unit cost basis.

Selling, general and administrative expenses for the three months ended September 30, 2008 increased 11% from $465,858 in the 2007 period to $519,151 in the 2008 period. The Company had increased research and development costs of $62,500 as well as increased travel, rent, personnel costs and advertising of approximately $120,000. The increases in selling, general and administrative expense were offset by decreases in professional and consulting expenses of approximately $138,000. Increased research and development costs included expenditures related to the further development of its IP300HD set-top box operating software and expenditures related to the design and development of a printed circuit board that can be used within most of the Company’s power control products. The set-top box software development is expected to result in an operating platform that will support the sale of additional units to the Company’s existing customer, and additional customers in the future. Company management also believes that the development of the new printed circuit board will lead to both new sales opportunities and a lower cost of production of the Company’s utility and power control products in the future.

Depreciation and amortization increased approximately $90,000 between the two periods presented. The increase was due to the amortization of intangible assets acquired in the purchase of the set-top box business in October 2007. Additional depreciation and amortization of $12,676 related to the deprecation of software and the amortization of patents has been included as a part of cost of sales.

Interest expense decreased $20,415, or 10%, between the periods presented. The total amount of discount amortized to interest expense during the third quarter of 2008 was approximately $48,000.

The net loss applicable to common stockholders for the three-month period ended September 30, 2008 was $691,971 compared to $586,892 for the three-month period ended September 30, 2007.  When adjusted for non-cash expenses such as interest, taxes and depreciation and amortization the cash loss for the quarter ended September 30, 2008 was $215,383 as compared to a cash loss of $373,786 for the quarter ended September 30, 2007.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Revenue

The components of revenue and their associated percentages of total revenues for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30,
	2008		2007
Set-Top Box	$1,329,283	55%	$––	0%
Utility products	424,172	18%	599,115	65%
General power control products	603,032	25%	276,209	30%
Airtime and access services	55,773	2%	45,236	5%
	$2,412,260	100%	$920,560	100%

Revenues for the nine-month period ended September 30, 2008 were $2,412,260 as compared to $920,560 for the prior year, an increase of 162% between periods. Approximately 89% of this increase, $1,329,283, was produced from sales of IPMediaPro 3000HD set top boxes. With the purchase of the Set-Top Box operation on October 11, 2007, the Company assumed responsibility for the production of approximately 2,050 of these boxes that had been ordered from Eagle Broadband from a single customer in prior months. Since the date of acquisition the Company has continued to receive and ship additional orders from this same customer. As of the date of this report, the Company is seeking other customer relationships for this product and the IP5000HD set-top box product as well.

Sales of the Company’s utility products, primarily its CEO700 remote disconnect product, decreased 29% or $174,943 between the periods presented.  Beginning in the second quarter of 2008, the Company began marketing efforts for its newer utility products which feature 2-way communications capabilities and additional functionality.  The Company hopes to begin producing these units prior to year-end.   Several of the Company’s existing customers, as well as potential customers, have stated a desire to postpone potential orders in anticipation of ordering the new, more advanced products.  However, the Company will continue to market its existing one-way products, including the CEO700.  Sales of the Company’s other power control products increased significantly between the periods presented, from $276,209 in the nine months ended September 30, 2007 to $603,032 in the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Company completed delivery of 600 power control units ordered by a provider of photo traffic and electronic toll enforcement services.

Airtime and access services revenues, generated on a recurring basis by the Company by reselling access to wireless networks, increased slightly from the first nine months of 2007 to the first nine months of 2008.

Cost of revenues includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of revenues increased by $1,138,609 or 178% to $1,779,656 for the nine months ended September 30, 2008 from $641,147 for the corresponding period of the prior year and increased as a percentage of revenues between the periods from 70% in 2007 to 74% in 2008. As a result, the Company's gross margin decreased between the periods from 30% to 26%. The increase in cost of revenues, and the decrease in gross margin, can primarily be attributed to sales of set-top boxes during the first nine months of 2008. Set-top box sales represented 55% of the Company’s total sales during the nine months ended September 30, 2008. During the third quarter of 2008, the Company shifted the manufacturing of its set-top boxes to a new contract manufacturer increasing gross margins on its set-top boxes and produced margins more in line with the margins on the Company’s utility and power control products. The Company continues its development of new printed circuit boards for its utility and power control products for use in the latter half of 2008. These new boards will be incorporated into several of the Company’s core products, including the CEO700.  While these boards will enhance the capabilities of the Company’s products, the Company also expects to be able to build such boards on a lower per unit cost basis.

Selling, general and administrative expenses for the nine months ended September 30, 2008 decreased 2% from $1,701,040 in the 2007 period to $1,658,675 in the 2008 period. Professional and consulting fees decreased approximately $460,000 between the two periods and this decrease more than offset increased research and development costs of approximately $225,000 and increased personnel costs, rent, travel and advertising costs of approximately $190,000. The Company invested approximately $156,000 in the further development of its IP300HD set-top box operating software, and also invested an incremental $68,500 in the design and development of a printed circuit board that can be used within most of the Company’s power control products. The set-top box software development is expected to result in an operating platform that will support the sale of additional units to the Company’s existing customer, and additional customers in the future. Company management also believes that the development of the new printed circuit board will lead to both new sales opportunities and a lower cost of production of the Company’s utility and power control products in the future. The Company does not expect major fluctuations in personnel and administrative expenses in the near term as it believes it has the ability to produce sufficient growth to achieve positive cash flows without adding a significant number of employees.

Depreciation and amortization increased approximately $277,000 between the two periods presented. The increase was due to the amortization of intangible assets acquired in the purchase of the set-top box business in October 2007. Additional depreciation and amortization of $38,029 related to the deprecation of software and the amortization of patents has been included as a part of cost of sales.

Interest expense decreased $165,332, or 19%, between the periods presented. While the Company paid off Dutchess debentures in both 2007 and 2008, the amount of those debentures paid off in 2007 was considerably higher, included greater recognition of the unamortized discount associated with the notes as interest expense as well as greater early redemption penalties.

The net loss applicable to common stockholders for the nine-month period ended September 30, 2008 was $2,012,899 compared to $2,296,845 for the nine-month period ended September 30, 2007.  When adjusted for non-cash expenses such as interest, taxes and depreciation and amortization the cash loss for the nine-month periods ended September 30, 2008 was $988,142 as compared to a cash loss of $1,421,627 for the nine-month periods ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements for 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended December 31, 2007 includes a "going concern" explanatory paragraph which means that the independent registered public accounting firm stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

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

Effective October 11, 2007, the Company acquired the set-top box operations of Eagle Broadband for cash of $4,750,000. This acquisition was funded by a $6.0 million sale of Series B convertible preferred stock and warrants to Dutchess. This acquisition was made primarily to reduce or eliminate the Company’s monthly operating cash flow deficits. This acquisition was made because Company management believed that the set top box operation might eventually be able to generate sufficient cash flows to cover the Company’s overall operating cash flow requirements, and eliminate or reduce the requirement for additional funding from third parties.  During the third quarter of 2008, the Company produced more gross profit than in any previous quarter in its history, due primarily to production of the set top boxes.  Management continues to believe that increased orders of set top boxes could produce sufficient cash flows to cover overall operating cash flow deficits.  As of September 30, 2008, the Company had a backlog of 1,296 set top boxes to produce for customers, but was also in the process of testing its units with an additional, new customer.  Company management believes that it may receive orders for set top boxes from this new customer during the fourth quarter of 2008, and will continue to receive orders from its existing, primary customer as well.  The Company has also initiated steps which it believes will result in production efficiencies for its utility and power control products, thereby reducing the costs to produce those products as well.

Management continues to believe that improved operating results from internal growth and the contribution of the Set-Top Box business will enhance its ability to obtain new funding from outside parties, even with the recent downturn in the U.S. economy.  As of the date of this report, the Company has entered into agreement with a third-party company for accounts receivable and purchase order financing, and is in the final stages of negotiating a $3 million credit facility for project financing, in an effort to ensure that it has the financial wherewithal to complete orders that it receives.  However, in the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, including the continued turmoil and tightening of the credit markets, and further weakening of consumer confidence and spending, our liquidity may be negatively impacted. If so, we could be required to adjust our expenditures for the remainder of 2008 and 2009 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our growth strategy. Subsequent to September 30, 2008, the Company initiated steps to close its Denver facility in order to reduce expenses associated with production and customer support.

During the nine months ended September 30, 2008, net cash used in operating activities was approximately $624,000. Major cash outlays during the period were approximately $710,000 for payroll/employee benefits, approximately $268,000 for design and development efforts and approximately $57,000 for debt payments. In addition to utilizing cash on hand at December 31, 2007, the Company borrowed approximately $410,000 in notes payable or convertible debentures from Dutchess during the nine-month period ended September 30, 2008.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4T.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2008.

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

Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness in our ability to produce financial statements free from material misstatements. The material weakness results from the combination of the following significant deficiencies:

•

a lack of segregation of duties in accounting and financial reporting activities; and

•

a lack of a sufficient number of qualified accounting personnel; and

•

a lack of documentation and review of financial information by accounting personnel with direct oversight responsibility.

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

In order to remediate the material weaknesses described above, management is considering the possibility of a) hiring a full-time Chief Financial Officer, b) hiring additional accounting personnel, and c) utilizing outside consultants to review particular transactions as well as to design and implement additional procedures to mitigate risks associated with a lack of segregation of duties within the accounting department.  However, we may not be able to fully remediate the material weaknesses described above until our cash flows improve sufficiently to allow us to hire additional personnel or utilize outside consultants.  Management will continue to actively monitor and assess the costs and benefits of these remedial efforts.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, the Company began utilizing an outside consultant to assist it in its financial reporting. To date, the consultant has assisted us in the preparation and filing of both our second and third quarter interim financial statements as well as certain project oriented tasks within the accounting/credit departments. While we believe utilizing this outside consultant has helped us to be more efficient and reduced the inherent deficiencies in internal control over financial reporting, the long-term benefits of utilizing this consultant are still to be determined.

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

NIGHTHAWK SYSTEMS, INC.
(Registrant)
Date: November 19, 2008	By:	/s/ H. DOUGLAS SAATHOFF
H. Douglas Saathoff
Chief Executive Officer
Principal Accounting and Financial Officer

18