Form 10-Q/A
period 2008-09-30
NIGHTHAWK SYSTEMS INC
filed 2008-11-20
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment to the quarterly report on Form 10-Q/A is being filed to amend our quarterly report on Form 10Q for the quarter ended September 30, 2008, which was originally reported on August 19, 2008. We are filing this Form 10Q/A to amend Part I, Item I, Unaudited Financial Statements, to correct certain clerical errors that occurred at the time of filing, specifically amounts originally reported for the nine month periods ended September 30, 2008 and 2007 on the Condensed Consolidated Statements of Operations, the Net loss amount reported on the Condensed Consolidated Statement of Stockholder’ Equity, and the Net loss amounts for 2008 and 2007 on the Condensed Consolidated Statements of Cash Flows. We are also filing this Form 10Q/A to correct the officer certification at Exhibit 31.1.

NIGHTHAWK SYSTEMS, INC.

TABLE OF CONTENTS

Page

PART I   FINANCIAL INFORMATION

Item 1

Financial Statements

1

Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007

1

Condensed Consolidated Statements Of Operations For The Three And Nine Month Periods Ended
September 30, 2008 And 2007 (Unaudited)

2

Condensed Consolidated Statement Of Stockholders'Equity For The Nine Months Ended
September 30, 2008 (Unaudited)

3

Condensed Consolidated Statements Of Cash Flows For The Nine Months Ended
September 30, 2008 and 2007 (unaudited)

4

Notes To Unaudited Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion And Analysis of Financial Condition and Results of Operations

9

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

14

Item 4T.

Controls And Procedures

14

PART II  OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

17

Item 3.

Defaults Upon Senior Securities

17

Item 4.

Submission Of Matters To A Vote Of Securities Holders

17

Item 5.

Other Information

17

Item 6.

Exhibits

17

Signatures

18

PART I   FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$142,638	$428,484
Accounts receivable, net	212,110	313,644
Inventories	362,624	359,636
Other current assets	56,476	93,683

Total current assets	773,848	1,195,447

Furniture, fixtures and equipment, net	273,383	269,619
Debt issuance costs	279,248	310,428
Intangible assets, net	940,693	1,218,677
Goodwill	3,397,537	3,397,537

	4,890,861	5,196,261

	$5,664,709	$6,391,708
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$688,816	$327,668
Accrued expenses	727,372	502,822
Deposits and other	112,670	218,148
Line of credit and notes payable:
Line of credit	18,292	18,892
Convertible notes, net of discount of $582,138 (September 30, 2008)
and $883,117 (December 31, 2007)	1,527,736	1,135,061
Other notes	720,730	558,320

Total liabilities (all current)	3,795,616	2,760,911

Commitments

Stockholders' equity:
Series A Preferred stock; $0.001 par value; 5,000,000
shares authorized; no shares issued and outstanding	––	––
Series B Preferred stock ; $0.001 par value; 1,000,000
shares authorized; 672,000 shares issued and outstanding at
September 30, 2008 and 618,000 shares issued and outstanding at
December 31, 2007; liquidation preference of $6,000,000	5,958,192	5,417,699
Common stock; $0.001 par value; 200,000,000
shares authorized; 137,663,727 issued and outstanding at
September 30, 2008 and 134,433,060 issued and outstanding at
December 31, 2007	137,664	134,433
Additional paid-in capital	12,799,184	13,091,713
Accumulated deficit	(17,025,947)	(15,013,048)

Total stockholders' equity	1,869,093	3,630,797
	$5,664,709	$6,391,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Revenue	$849,582	$368,855	$2,412,260	$920,560

Cost of revenue	558,490	276,783	1,779,756	641,147

Gross profit	291,092	92,072	632,504	279,413

Selling, general and administrative expenses	519,151	465,858	1,658,675	1,701,040
Depreciation and amortization	92,292	2,550	284,515	7,673
	611,443	468,408	1,943,190	1,708,713

Loss from operations	(320,351)	(376,336)	(1,310,686)	(1,429,300)

Interest expense	190,141	210,556	702,213	867,545

Net loss	(510,492)	(586,892)	(2,012,899)	(2,296,845)

Accumulated dividends on preferred stock	(181,479)	––	(540,493)	––

Net loss applicable to common stockholders	$(691,971)	$(586,892)	$(2,553,392)	$(2,296,845)

Net loss per basic and diluted common share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding, basic and diluted	145,520,393	116,176,969	144,115,675	103,198,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

					Additional
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2007	600,000	$5,417,699	134,433,060	$134,433	$13,091,713	$(15,013,048)	$3,630,797

Common stock issued upon conversion of notes payable			3,230,667	3,231	130,073		133,304

Beneficial conversion feature on convertible debt					64,286		64,286

Warrants issued in connection with notes payable					37,500		37,500

Stock-based compensation, vesting of options					16,105		16,105

Accumulated dividend on Series B preferred stock		540,493			(540,493)

Net loss						(2,012,899)	(2,012,899)

Balances, September 30, 2008	600,000	$5,958,192	137,663,727	$137,664	$12,799,184	$(17,025,947)	$1,869,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,

	2008	2007
Cash flows from operating activities:
Net loss	$(2,012,899)	$(2,296,845)

Adjustments to reconcile net loss to
net cash used in operating activities:
Bad debt expense	882	12,442
Depreciation and amortization	322,544	7,673
Stock-based compensation	16,105	146,810
Consulting services expense	––	300,000
Amortization of debt issuance costs and discounts on debt	433,225	525,418
Change in assets and liabilities:
Decrease(increase) in accounts receivable	100,651	(113,692)
Increase in inventories	(2,988)	(6,739)
Decrease in prepaid and other current assets	41,528	57,134
Increase in accounts payable	361,147	64,121
Increase in accrued expenses	224,550	323,867
Increase in deposits and other	(109,077)	(49,754)

Total adjustments	1,388,567	1,267,280

Net cash used in operating activities	(624,332)	(1,029,565)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(13,903)	(6,644)
Deposit on acquisition	––	(250,000)

Net cash used in investing activities	(13,903)	(256,644)

Cash flows from financing activities:
Net proceeds from notes payable	260,000	1,105,000
Net proceeds from notes payable, convertible debt	150,000	––
Payments on notes payable	(57,011)	(326,846)
Payments on line of credit	(600)	(600)
Net proceeds from issuance of common stock	––	271,761

Net cash provided by financing activities	352,389	1,049,315

Net decrease in cash	(285,846)	(236,894)
Cash, beginning	428,484	270,910

Cash, ending	$142,638	$34,016

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,703	$15,463

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued in exchange for debt and accrued liabilities	$––	$1,394,409

Conversion of notes payable to common stock	$133,304	$100,000

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

GOING CONCERN AND MANAGEMENT'S PLANS

The Company incurred a net loss of approximately $2.0 million during the nine month period ended September 30, 2008 (a net loss applicable to common stockholders of approximately $2.6 million), and had a working capital deficiency of approximately $3.0 million as of September 30, 2008. The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve profitability and positive cash flows from operations.

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

Cost of revenues includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Cost of revenues increased by $1,138,609 or 178% to $1,779,756 for the nine months ended September 30, 2008 from $641,147 for the corresponding period of the prior year and increased as a percentage of revenues between the periods from 70% in 2007 to 74% in 2008. As a result, the Company's gross margin decreased between the periods from 30% to 26%. The increase in cost of revenues, and the decrease in gross margin, can primarily be attributed to sales of set-top boxes during the first nine months of 2008. Set-top box sales represented 55% of the Company’s total sales during the nine months ended September 30, 2008. During the third quarter of 2008, the Company shifted the manufacturing of its set-top boxes to a new contract manufacturer increasing gross margins on its set-top boxes and produced margins more in line with the margins on the Company’s utility and power control products. The Company continues its development of new printed circuit boards for its utility and power control products for use in the latter half of 2008. These new boards will be incorporated into several of the Company’s core products, including the CEO700.  While these boards will enhance the capabilities of the Company’s products, the Company also expects to be able to build such boards on a lower per unit cost basis.

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

The net loss applicable to common stockholders for the nine-month period ended September 30, 2008 was $2,553,392 compared to $2,296,845 for the nine-month period ended September 30, 2007.  When adjusted for non-cash expenses such as interest, taxes and depreciation and amortization the cash loss for the nine-month periods ended September 30, 2008 was $988,142 as compared to a cash loss of $1,421,627 for the nine-month periods ended September 30, 2007.

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

NIGHTHAWK SYSTEMS, INC.
(Registrant)
Date: November 20, 2008	By:	/s/ H. DOUGLAS SAATHOFF
H. Douglas Saathoff
Chief Executive Officer
Principal Accounting and Financial Officer

18