Form 10-K
period 2008-12-31
NIGHTHAWK SYSTEMS INC
filed 2009-04-16
CIK 1084475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

______________

NIGHTHAWK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

______________

NEVADA	0-30786	87-0627349
(State or other jurisdiction of incorporation or organization)	Commission File No.	(IRS Employer Identification No.)

10715 GULFDALE, STE 200

SAN ANTONIO, TEXAS  78216

(210) 341-4811

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001 PAR VALUE

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by Section  13 or 15(d) of the Exchange Act during the past 12  months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90  days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Registrant's revenues for its most recent fiscal year were $3,284,174.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price on June 30, 2008 was $6,645,920.  As  of  April 14, 2009 there were 140,128,013 shares of common stock, par value $.001  per  share,  of  the  registrant  issued  and  outstanding.

NIGHTHAWK SYSTEMS, INC.

TABLE OF CONTENTS

PAGE
PART I

Item 1.

Business

2

Item 1A.

Risk Factors

16

Item 1B.

Unresolved Staff Comments

16

Item 2.

Description of Property

16

Item 3.

Legal Proceedings

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

18

Item 6.

Selected Financial Data

19

Item 7.

Management's Discussion and Analysis or Plan of Operation

19

Item 7A.

Quanitative and Qualitative Disclosures About Market Risk

25

Item 8.

Financial Statements

25

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

26

Item 9A(T)

Controls and Procedures

26

Item 9B.

Other Information

27

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

28

Item 11.

Executive Compensation

29

Item 12.

Security Ownership of Certain Beneficial Owners and Management

30

Item 13.

Certain Relationships and Related Transactions, and Director Independence

31

Item 14.

Principal Accountant Fees and Services

31

PART IV

Item 15.

Exhibits

32

Signatures

33

PART I

ITEM 1.

BUSINESS

GENERAL

Nighthawk Systems, Inc. (“Nighthawk” or the “Company”, “we”, “us” or “our”) is a provider of wireless and IP-based control solutions for the utility and hospitality industries. Since 2002, Nighthawk’s Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices. The Set Top Box Division, acquired in October 2007, enables hotels to provide in-room high definition television (“HDTV”) broadcasts, integrated with video-on-demand, and customized guest services information.

Nighthawk sells products to enterprise customers that leverage wireless networks to enable centralized, on-demand control of remote equipment. Nighthawk products are used throughout the United States in mission-critical applications, such as connecting/disconnecting service to electric utility customers, rebooting network devices and activating emergency notification equipment. We extend our customers’ reach, allowing them to avoid costly, unscheduled and often dangerous site visits as well as expensive network installations.

Nighthawk’s Power Controls Division gives leading electric utilities the ability to control electrical service at the meter and to individual appliances such as air conditioners, hot water heaters and pool pumps. Our power control products automate the manual process of pushing a power button, flipping a switch or plugging in/unplugging an electrical cord.  A wireless signal is sent to the Nighthawk unit, which turns on or off the item or starts or stops the process, much like a household garage door opener is used. Our products eliminate costly house calls for service activation and deactivation, and enable load control, demand response and prepaid service programs. A large telecommunication company utilizes Nighthawk devices to exercise backup generators at each of its cell tower sites in the state of New Jersey. Other customers use our products to reboot mission-critical network devices such as routers and cameras, and to control emergency highway alerts and signage. Nighthawk units utilize existing public and private wireless networks that cover well over 90% of the United States. The command codes can be easily generated from any telephone (landline or cellular), or via the Internet, so Nighthawk units can be placed and accessed from almost anywhere. After deploying with Nighthawk, our customers typically experience a full return on investment in one year or less, given the reduction of costly service calls to non-paying customers and the acceleration of response times in the field. In its strongest market validation to date, Nighthawk signed a reseller agreement in October 2008 with Itron, Inc. (ITRI), the largest U.S. manufacturer of electric meters. Under the agreement, Itron will market Nighthawk controls to its existing and new meter customers.

Nighthawk’s Set Top Box Division designs, manufactures and markets its proprietary MediaPro IP set top boxes for the hotel industry, delivering high definition television (“HDTV”), video-on-demand, games and other services to guest rooms. Sold on a standalone basis or in conjunction with various service integrators, the MediaPro delivers revenue-generating services to hotels. The television remote control communicates directly with the Nighthawk set top box in the hotel room. The company has deployed more than 14,000 units worldwide at hotels around the world, including the Wynn Hotel, Mandarin Oriental, Peninsula and Fairmont. Once just for luxury hotels, HDTV is quickly becoming mainstream. Many mid-range hotel chains are now planning digital conversions and upgrades to HDTV in 2009. In the 200,000 U.S. hotel rooms that already contain HDTV sets, less than 12% have the set top box technology required to display HDTV programming. Nighthawk is uniquely positioned to capture new customers as the hotel industry embraces HDTV.

Nighthawk currently has customers in over 40 states, as well as several foreign countries. Customers include, but are not limited to, more than fifty electric utilities, as well as state departments of transportation, state and municipal agencies, fire departments, wireless communications companies, digital display companies and traffic control equipment providers.

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

NIGHTHAWK TECHNOLOGY

POWER CONTROL PRODUCTS

Nighthawk designed and developed the PT1000, its own proprietary single board computer that is shipped preprogrammed and fully capable of interpreting wireless instructions and turning multiple devices on and off.  To our knowledge, the PT1000 is the only single board device that is capable of doing so. Nighthawk has taken separate functions historically carried out by a combination of multiple circuit boards requiring customized programming and packaged it together on a single circuit board that is preprogrammed and ready for use by the customer on its arrival.

The PT1000 is connected to existing power at the customer location. This power can be traditional electric power or solar or battery power. The PT1000 utilizes this power to drive a microprocessor which interprets instructions sent wirelessly by the customer. Based on these instructions, the PT1000 can drive up to eight independent relays, allowing the customer to turn on or off eight items.

All other Nighthawk power control products described below are variations of the PT1000. Based on customer feedback and experience gained in selling the PT1000, Nighthawk has taken the PT1000 and modified its physical characteristics and capabilities to fit into custom enclosures that are best suited for specific, widespread applications within certain markets and industries. The broad capabilities of the PT1000 are often not needed by customers, who may want to disconnect a single device for a preset time period, and therefore have no need for the ability to manipulate up to eight relays for variable time periods. Custom enclosures enable customers to receive a true “plug and play” Nighthawk product that is ready to use out of the box for their particular application.

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

MARKETS AND PRODUCTS

We believe the success that Nighthawk has enjoyed over the past few years in gaining traction in its core markets has the Company well positioned to take advantage of surging demand for Machine to Machine (“M2M”) related products. There are more than 50 billion machines inhabiting the planet today (Source: Wofgang Grulke, Chairman of Future World), and technology experts such as Forrester Research have predicted that “There will be more invisibly connected machines and physical objects than visible humans from 2005 onward.” Historically, M2M communication technology has been referred to by many names, such as telemetry, pervasive internet, remote monitoring and telemanagement. Simply put, M2M technologies enable communication, wired and wireless, between two electric devices. The outlook for the M2M marketplace varies by source, but overall the outlook remains extremely. Some examples include the following:

“Machine-to-machine communications could grow by 49% per year until 2010, with revenues surpassing $270 billion and more than 100 billion objects communicating wirelessly.” (Source: IDATE)

“The M2M market is expected to grow to $270 billion by 2010 as industries look to harness today’s massive computing power and apply it to everyday electronic devices.” (Source: Ray Jones, head of IBM’s Sensors and Actuators division)

While the number of potential uses of Nighthawk products across many markets is virtually unlimited, Nighthawk has a primary focus on the electric utilities market. The Company also sells products to wireless service providers and to various agencies for sign control and emergency notification. Each customer has unique needs, but the applications in these markets are all characterized not only by the need to save the time and/or money associated with a problem that they know will occur, but also the inability to predict exactly when that problem will occur. Within each of these markets, Nighthawk has identified recurring, common problems that its technology can eliminate or resolve. In an effort to provide the least expensive, easiest to use products for these applications, Nighthawk has simplified the capabilities of its PT1000 control board described above, and created a plug and play product in a standard enclosure that is ready to use upon delivery to the customer.  The units arrive fully programmed specifically for the application that they are being purchased for.

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

Nighthawk currently serves more than 50 electric utility customers in 23 states, and continues to view the utility market as a large near-term source of revenues. As Utilities continue to expand automation and decrease manpower, Automatic Meter Reading (AMR) and Remote Disconnect are becoming important parts of a utility company’s strategy. While AMR systems have been offered for over 20 years, it is only in the few years that they have become commonplace. The same is being seen now for remote disconnect.

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

Because the Company’s products enable on-demand activation of alarms and signs, as well as the ability to push a message through to a printer or digital display, the company views the civil defense industry as potential key area for future growth and has solutions in the development and completed stages that will interface with existing emergency notification systems in order to optimally notify all necessary parties of a potential natural disaster/emergency.

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

Nighthawk continues to take steps to ensure that it meets the needs of its target markets and customers. In order to be responsive to customer requests and to take advantage of commercial opportunities, the Company hired a Director of Engineering and Product Development in October 2006. This individual brings to Nighthawk more than 20 years of expertise in networks, protocols, embedded devices and advanced wireless technologies. He has integrated wireless devices with enterprise systems in the United States, Canada, Europe and South America. As revenues continue to grow and the customer base expands, Nighthawk will hire, or engage on a contract basis, additional engineering resources to provide ongoing product development, and pre- and post-sales support. During 2007 and 2008, the Company expensed approximately $53,950 and $188,816, respectively, on research and development efforts.

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

During 2007, the Company began implementing a plan to consolidate its capabilities used in the PT1000, NH100 and CEO700 onto a single circuit board. Historically, Nighthawk has used separate printed circuit boards for each of these products, its most commonly sold products. During early 2009, the Company expects to begin utilizing a single printed circuit board design that is not only capable of meeting the needs of the applications that typically require Nighthawk products, but that will have enhanced capabilities as well. Utilizing one common board will allow Nighthawk to order a larger quantity of the boards from manufacturers at a lower per-board price, in spite of having increase functionality on the board. This board will also be capable of hosting several different wireless radios that utilize both one-way (Pocsag and Flex paging) and two-way (ReFlex, Cellular and Zigbee) protocols.

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

Competition in the emergency notification industry continues to evolve as the Department of Homeland Security and its regional, state and local offices struggle to determine how to improve their capabilities and identify budgets to support needed upgrades. While this is being resolved, Nighthawk’s Advisors are working to position the Company so that its products will be among those utilized by agencies at all levels of government rather than other competitors’ products.

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

Carina Technology offers several solutions for two-way remote disconnect focusing on CDMA technology. The two-way features of their products have gained them good attention from major IOU’s however it also comes with a relatively high cost. They also promote outage management and Pre payment features although we are not aware of any utilities deploying these products to date.

SmartSynch and EKA Systems each provide communications modules to meter manufacturers that may be used for communicating with meters and enabling control features within the meters.

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

SALES AND DISTRIBUTION

During 2007 and 2008, Nighthawk decided to focus the majority of its sales and marketing efforts in the electric utility industry, primarily on sales of its CEO700 product. This is because sales of the Company’s CEO700’s are typically higher-volume sales as opposed to sales of other Nighthawk products, and management determined that sales and marketing dollars spent in this area were more likely to produce better returns for each dollar spent.

Following is an outline of the current and future sales and marketing strategies:

Sales Strategy -- External

In efforts to contain personnel costs, Nighthawk has an extended outside sales force through resellers and agents that have been engaged to represent all Nighthawk products. These categories of representatives are defined as such:

Electric Utility Resellers and Distributors – Nighthawk’s Vice President, Utility Division, hired in October 2006, spent significant time over the past two years establishing a network of regional resellers and distributors that have had longstanding relationships with electric utility companies. These resellers and distributors are typically paid a commission on each sale brought to Nighthawk, although some are provided product at a wholesale price and are allowed to mark up the selling price to the end customer.

In October 2008, Nighthawk signed a reseller agreement with Itron, Inc., the largest U.S. manufacturer of electric meters. Under the agreement, Itron will market Nighthawk’s CEO700 and CEO800 products to electric utilities through its own sales team, as well as through its network of manufacturer’s representatives and distributors.

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

CURRENT MARKETING STRATEGY

Nighthawk utilizes a customer relationship management (“CRM”) tool to gather and cultivate better information for the company to ultimately enhance sales efforts and achieve sales goals. By collecting data on potential customers in as much detail as possible, the process of marketing to these prospects becomes more efficient and cost-effective. In addition, tracking potential sales opportunities becomes more succinct allowing for senior management to determine the most effective team sales effort to meet and exceed the company goals. Salesforce.com, an internet-based CRM tool, is currently utilized to allow Nighthawk personnel in the San Antonio, Dallas, Tyler and New Jersey offices the ability to share information in one centralized database.

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

SET-TOP BOX (“STB”) PRODUCTS

MARKETS AND PRODUCTS

Nighthawk designs, manufactures and markets the MediaPro IP5000HD and the MediaPro IP3000HD set-top boxes. The STB’s deliver full video and computing functionality in a compact footprint in a very quiet, fanless package that enables a wide range of on demand, IP-based applications including high speed Internet access, streaming IP video, digital audo/music, video on demand, 3D gaming, video conferencing and more. Either standalone or in conjunction with various third-party middleware software, the STB products deliver a full range of high quality, standard and high definition entertainment and information services that can generate revenues to hotel and casino owners, as well as to telecom service providers, hospitals, apartment/condominium owners, schools and other similar entities. The STB’s also enable telecommunication service providers to deliver IP-based broadband and television services to their customers. Currently, the Company’s primary market is the hospitality industry, which is in the midst of upgrading in-room video and television services technology.

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

Since its acquisition of the STB business on October 11, 2007, Nighthawk has been selling the IP3000HD to one of the largest providers of hospitality broadband services whose installations total over 500,000 rooms in over 3,000 hotels worldwide under the terms of an agreement that provides per unit pricing for in excess of 25,000 units. Several other integrators that supply in-room entertainment systems to the hospitality industry are potential Nighthawk STB customers. The IP3000HD and the IP5000HD give Nighthawk enough flexibility to cover the wide variety of needs of the lower to upper tier hotel and casino properties throughout the world in an economic fashion.

Validating the superior quality of our technology, in late 2008 Nighthawk’s IP3000 was selected as the set top box of choice by a major sports programming network for displaying 1080p programming within their new broadcast facility. Nighthawk has also sold units that have been used for distance learning by a major U.S. university.

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

Nighthawk’s next generation of set top boxes will incorporate technology enabling the use of IP-based video services over existing COAX infrastructure, expanding our addressable market to existing hotels of all sizes rather than limiting the market to newly constructed hotels.  Nighthawk also looks to draw on its experience in wireless controls to offer in-room control capabilities, as the Company looks to leverage its position as an in-room gateway device.  Hotel guests and staff will be able to control thermostats, lock/unlock doors, turn on/off lights, set alarm clocks, and perform many other functions that improve the guest experience and cut costs for the hotel. By placing these capabilities within the set top box, Nighthawk can provide easy-to-use controls on the TV, eliminating the need for the hotel to buy hardware and install network infrastructure to provide in-room controls. Nighthawk is also in early stage discussions with TV manufacturers who are looking to incorporate Nighthawk’s set top box technology within the television, eliminating the need for set top box hardware. Nighthawk has recently assembled its own software developer’s kit which it will begin selling to TV manufacturers and others who want to license or otherwise use Nighthawk technology within their televisions and systems.

The Company expensed $33,573 and $178,000, respectively, in research and development costs related to the STB business in 2007 and 2008.

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

Enseo, Inc., a maker of digital media equipment, began marketing set top boxes to the hospitality industry in 2008.

SALES AND DISTRIBUTION

Nighthawk currently utilizes the services of an outside consultant as well as in-house sale engineer to sell its STB’s. Products are built and shipped directly to customers from a third party-owned manufacturing facility in Asia.

CURRENT MARKETING STRATEGY

Nighthawk’s current strategy is to build on its recent success with both the IP3000HD and the IP5000HD boxes to attract new hotel services integrators as customers. The two engineers hired as part of the acquisition of the STB business each have excellent reputations with several integrators within the industry. As discussed above, to the Company’s knowledge, it was the first Company to ship and deploy a high definition IP set top box in volume when it was installed at a major Las Vegas hotel in mid-2005.  It has also gained traction in the market with the current customer that is purchasing the IP3000HD. Nighthawk’s staff has developed a positive reputation for providing proactive customer support in the installation and integration of its STB’s, and is currently in negotiation with several potential customers that would like for the Company to design a set-top box to fit their particular needs.

ITEM 1A.

RISK FACTORS

OUR INDEPENDENT AUDITORS HAVE ISSUED A GOING CONCERN OPINION AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO CURTAIL OPERATIONS.

Our auditors, GHP Horwath, P.C., included an explanatory paragraph in their Report of Independent Registered Public Accounting Firm on our December 31, 2008 consolidated financial statements indicating that conditions exist that raise substantial doubt about our ability to continue as a going concern. We will require additional funds in the future, and any independent auditors report on our future financial statements may include a similar explanatory paragraph if we are unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of our operations. The existence of the explanatory paragraph may adversely affect our relationship with prospective customers, suppliers and potential investors, and therefore could have a material adverse effect on our business, financial condition and results of operations.

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

WE DEPEND ON CERTAIN CUSTOMERS AND IF WE LOSE ONE OF OUR SIGNIFICANT CUSTOMERS, OUR REVENUES MAY SUBSTANTIALLY DECREASE AND OUR BUSINESS MAY FAIL.

During the year ended December 31, 2008, one customer that purchases STB’s from us accounted for 55% of our total revenues for the year. Additionally, a second customer that resells our products to electric utilities accounted for 11% of our revenues in 2008. If either of these two customers stops generating orders for us altogether and we are unable to obtain comparable orders from other customers, our revenues would decrease and it could have a material adverse effect on our business.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company's executive, sales and marketing offices are located in 1,144 square feet of leased office space at 10715 Gulfdale, Suite 200, San Antonio, Texas under a month-to-month lease in the amount of approximately $1,400 per month. The Company's power control products are assembled and tuned in approximately 6,000 square feet of office and production space leased on a month-to-month basis in Tyler, Texas for which the Company pays $1,500 per month. The engineering staff for the set-top box operations is located in 2,500 square feet of leased space for which the Company pays $1,800 per month under a one-year agreement expiring in May 2009. The Company also maintains 230 square feet of space on a month-to-month basis for an engineer in Dallas, Texas for which it pays $350 per month.

ITEM 3.

LEGAL PROCEEDINGS

On October 15, 2008, EON Corp. IP Holdings, LLC (“EON”) filed suit against the Company and other defendants in the United States District Court for the Eastern District of Texas, Tyler Division (Case 6:08-cv-00385-LED) alleging patent infringement of its U.S. patents under the Patent Laws of the United States. Specifically, the complaint alleges that the Defendants are each infringing, directly and indirectly by way of inducement and/or contributory infringement, literally and/or under the doctrine of equivalents, EON’s patents entitled “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units. Further, EON seeks (i) a permanent injunction enjoining the Defendants from infringing on the patent; (ii) an award of damages against the Defendants for their alleged past infringement and any continuing or future infringement up through the date that Defendants are enjoined; (iii) a judgment and order requiring the Defendants to pay the costs of the action as well as attorneys’ fees; and (iv) interest on damages. The patents in question relate to certain two-way communication devices, which the Company has never sold but has considered selling in the future. Although the Company disputes the claims, it also believes that no liability exists for potential damages because it has not sold any two-way communication devices. Further, the Company has been in discussions with EON and expects to reach an amicable settlement on the matter in the near future.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a shareholder vote during the year ended December 31, 2008.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market for Common Equity

Our common stock trades on the Over the Counter Bulletin Board ("OTCBB") under the symbol "NIHK". Knight Equity Markets, L.P., Olympus Securities, LLC, and UBS Securities LLC are among the most active market makers for the stock.

The following is a table of the high and low bid prices of our stock as of March 31, 2009 and for each of the four quarters of the fiscal years ended December 31, 2008 and 2007:

QUARTER ENDED	HIGH	LOW	QUARTER ENDED	HIGH	LOW

March 31, 2009	$0.03	$0.02
December 31, 2008	0.04	0.01	December 31, 2007	0.12	0.07
September 30, 2008	0.06	0.03	September 30, 2007	0.12	0.09
June 30, 2008	0.07	0.05	June 30, 2007	0.20	0.09
March 31, 2008	0.08	0.05	March 31, 2007	0.12	0.06

These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)

Security Holders

The number of record holders of our common stock at December 31, 2008 was 165 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c)

Dividends

There have been no cash dividends declared or paid on the Company’s common stock since the inception of the Company, and no cash dividends are contemplated in the foreseeable future. The Company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries. The Company’s Series B Preferred Stock provides for an annual dividend equal to 12% of the per share price of each share of Series B Preferred stock, payable quarterly. The dividend is payable in cash or common stock, at the sole option of the holder of the shares. At December 31, 2008, the Company had accumulated $193,808 in dividends on the Series B Preferred Stock.

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

ITEM 6.

SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K (including the exhibit) that are not purely historical facts, including statements regarding Nighthawk Systems, Inc.'s beliefs, expectations, intentions or strategies for the future, may be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, introduction of products in a timely fashion, market acceptance of new products, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new third-party products and techniques that render Nighthawk Systems, Inc.’s products obsolete, delays in obtaining regulatory approvals, potential product recalls and litigation. Risk factors, cautionary statements and other conditions which could cause Nighthawk Systems, Inc.'s actual results to differ from management's current expectations are contained in Nighthawk Systems, Inc.'s filings with the Securities and Exchange Commission. Nighthawk Systems, Inc. undertakes no obligation to update any forward-looking statement to reflect events or circumstances that may arise after the date of this filing.

The following information should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2008 and 2007 contained elsewhere in this Annual Report.

OVERVIEW

The Company's financial results include the accounts of Nighthawk Systems, Inc. and its wholly-owned, non-operating subsidiary, Peregrine Control Technologies, Inc. ("PCT"). On October 11, 2007, the Company acquired the assets and assumed certain liabilities of the Set Top Box business of Eagle Broadband, Inc. for $4,750,000 in cash. The assets acquired included all accounts receivable, inventory, equipment and intangibles. This acquisition was funded by a $6.0 million sale of Series B convertible preferred stock and warrants to Dutchess. This acquisition was made primarily to enhance the future cash flows of the Company in an effort to reduce or eliminate monthly operating cash flow deficits.

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

COMPARISON OF 2008 AND 2007

REVENUE

The components of revenue and their associated percentages of total revenues for the fiscal years ended December 31, 2008 and 2007 are as follows:

	Years Ended December 31
	2008		2007
Set top box	$1,933,696	59%	$510,275	31%
Utility products	649,126	20%	737,736	44%
General power control products	623,235	19%	356,925	22%
Airtime and access services	78,117	2%	50,162	3%
	$3,284,174	100%	$1,655,098	100%

Revenues for 2008 were $3,284,174 as compared to $1,655,098 for the prior year, an increase of 98% between periods. The majority of this increase, $1,423,421, was generated by sales of set top boxes. When the Company purchased the Set Top Box business from Eagle Broadband on October 11, 2007, it inherited a backlog of orders from a single hospitality services integrator, which were delivered during the fourth quarter of 2007. During 2008, the Company continued to develop the relationship with this customer, delivering approximately $1.8 million in sales of units to them over the course of the year. During the second half of 2008, the Company began efforts to market its set top box capabilities to additional hospitality services integrators, which has led not only to initial sales to several integrators, but also to companies outside of the hospitality industry, including a major sports programming company and a state university.

As of the date of this report, the Company has experienced a sharp decline in set top box sales in 2009. The current economic downturn has reduced spending by existing hotels and slowed construction of new hotels, negatively impacting sales of set top boxes during the first quarter of 2009. While the Company believes that it has strengthened its business by adding new customers, it is unsure as to when and if set top box sales will return to the levels experienced in 2008.

Sales of the Company's Utility products decreased 12% from $737,736 in 2007 to $649,126 in 2008. These sales consisted almost entirely of the Company’s collar-based CEO700 whole house disconnect units, which utilize one-way paging technology for activation. Throughout 2008, the Company was developing its new CEO800 series of disconnect units, which utilize multiple two-way wireless protocols. Two-way communications with the collar-based device had frequently been requested by the Company’s customers, who were seeking additional capabilities such as current limiting and the ability to received confirmation from the units that the desired action had been carried out. Several customers of the Company decided to forego orders of the Company’s CEO700 in anticipation of ordering CEO800’s instead. In an effort to speed up the development of the new CEO800 units, the Company ceased using a third party developer during the latter stages of 2008 and hired a new engineer to assume responsibility for the development effort. As of December 31, 2008, the Company had approximately $200,000 in orders for the CEO800 product on hand. The Company expects the initial deliveries of this product to take place during the second quarter of 2009.

Sales of the Company’s general power control products increased 75% from 2007 to 2008, from $356,925 to $623,235. The primary reason for the increase was the sale and delivery of 600 power control units ordered by a provider of photo traffic and electronic toll enforcement services. The Company does not have a primary focus on selling power control products outside of the utility industry, but continues to develop certain relationships which it feels may lead to relatively larger orders for products.

Airtime revenues, generated on a recurring basis by reselling wireless access to units purchased by customers, increased 56%, from $50,162 in 2007 to $78,117 in 2008. The increase in airtime revenues is a direct result of more of the Company’s units being purchased and placed into operation by customers.

COST OF REVENUE

Cost of revenue includes parts and pre-manufactured components as well as allocated overhead for production personnel and facilities costs for products produced in-house, and parts and a per-unit finished product cost for products made by contract manufacturers. A portion of depreciation expense associated with software and patents acquired with the set top box operation is also included in cost of revenue. Due to the increased level of business discussed above, cost of revenue increased by $1.1 million or 88% from $1.3 million in 2007 to $2.4 million for 2008. However, cost of revenue decreased as a percentage of revenues from 77% in 2007 to 73% in 2008. As a result the gross margin increased between the periods from 23% to 27%. The net result was a 135%, or $511,000 increase in gross margin dollars produced between 2007 and 2008. Based upon the shift to a new contract manufacturer, the Company realized significantly greater gross margins on its set-top boxes during the last half of 2008, similar to those produced on the Company’s utility and power control products. The Company continues its development of new printed circuit boards for its utility and power control products for use in the first half of 2009. These new boards will be incorporated into several of the Company’s core products, including the CEO700. While these boards will enhance the capabilities of the Company’s products, the Company also expects to be able to build such boards on a lower per unit cost basis.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for 2008 decreased by $343,996, or 14%, to $2,131,199 from $2,475,195 for 2007. Professional and consulting fees decreased approximately $667,000 between years and this decrease more than offset increased research and development costs of approximately $280,000 and increased rent, travel and advertising costs of approximately $88,000. The Company invested approximately $178,000 in the further development of its IP300HD set-top box operating software, and also invested an incremental $135,000 in the design and development of a printed circuit board that can be used within most of the Company’s power control products. The set-top box software development is expected to result in an operating platform that will support the sale of additional units to the Company’s existing customer, and additional customers in the future. Company management also believes that the development of the new printed circuit board will lead to both new sales opportunities and a lower cost of production of the Company’s utility and power control products in the future. The Company does not expect major fluctuations in personnel and administrative expenses in the near term as it believes it has the ability to produce sufficient growth to achieve positive cash flows without adding a significant number of employees.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization increased approximately $266,751 between the two periods presented. The increase was due to the amortization of intangible assets acquired in the purchase of the set top box business in October 2007.

IMPAIRMENT EXPENSE

The Company recorded impairment expense of approximately $1.6 million in 2008 based on its year end analysis of the carrying value of the goodwill associated with its set top box operations. The primary reason for the impairment is the current economic downtown, which has caused the Company to lower its projected cash flows from set top box sales for 2009. If the economy continues to slow set top box sales beyond 2008, the Company could recognize and additional impairment during 2009. In 2007, the Company recorded impairment expense of approximately $20,000 to write off certain patent costs.

INTEREST EXPENSE

Interest expense decreased $190,806, or 18%, between the periods presented.  The Company paid off more debentures during 2007 than it did in 2008, resulting in more interest expense due to the accelerated recognition of unamortized loan discounts and early redemption penalties associated with the debentures.

NET LOSS TO COMMON STOCKHOLDERS

The net loss applicable to common stockholders for the year ended December 31, 2008 was $4,835,125 compared to $5,943,736 for the year ended December 31, 2007. A large portion of this loss is the result of the recognition of non-cash expenses such as interest, taxes, depreciation and amortization, impairment expense and accumulated dividends on preferred stock. The loss before interest, depreciation and amortization, impairment charges and dividends (commonly referred to as “EBITDA”) was $1.24 million for 2008 as compared to $2.1 million for 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements for 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2008 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Since 2004, the Company has relied on funding from Dutchess Private Equities, II, L.P. (“Dutchess”) to cover its operating cash flows and deficits. The Company remains in discussions with Dutchess about the Company’s operating cash requirements but presently has no formal agreement with Dutchess to provide additional funding to the Company.

The acquisition of the Set Top Box business in October 2007 was made in hopes of reducing or eliminating the Company’s monthly operating cash flow deficits. During 2008, set top box operations generated positive cash flows and assisted in reducing the amount of cash used by the Company in operating activities from $2.1 million in 2007 to approximately $925,000 in 2008. However, set top box sales have been negatively affected by the current economic downturn so far in 2009, so no assurance may be given that set top box operations will continue to benefit the Company during 2009. As of the date of this report, Dutchess has continued to fund the operations of the Company in 2009, and has invested a total of $320,000 in the Company during 2009. The Company, with the assistance of Dutchess, is currently exploring additional investment sources to raise funds which would allow it to further develop its product offerings, quickly react to market demands and invest in the internal infrastructure necessary to support its business plan over the next 12 months. While we believe that we will be successful in securing those funds, we can make no assurances that we will be able to do so or that the funds raised will be sufficient to meet all the objectives we have identified.

In addition, economic conditions in the United States could substantially affect our sales and profitability. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse in both the United States and Europe. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These could affect timeliness of payments to us. Consumer confidence and spending are down significantly.

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic declines. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, receipts, profitability and results of operations.

During the year ended December 31, 2008, net cash used in operating activities was approximately $925,000. Major cash outlays during the period were approximately $1.02 million for payroll/employee benefits, $367,400 for research and development and approximately $74,300 for debt payments. In addition to utilizing the cash on hand as of December 31, 2007, the Company borrowed approximately $675,000 in convertible debt or notes payable from Dutchess during the twelve months ended December 31, 2008.

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

The Company is often prepaid for airtime services and is also occasionally paid in advance of product delivery. These amounts are recorded as deferred revenue until the airtime services are provided or until the products have been shipped. Airtime services revenue was not significant in 2008 or 2007.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 - revised 2004 ("SFAS 123R") "Share-Based Payment". Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

We account for stock options granted to non-employees on a fair-value basis in accordance with SFAS 123R and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

IMPAIRMENT OF GOODWILL, INTANGIBLES AND OTHER LONG-LIVED ASSETS

Long-lived tangible and intangible assets that do not have indefinite lives, such as property and equipment and acquired patents, a non-compete agreement, and customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  As a result of the STB acquisition we consummated in 2007, we had approximately $848,000 in identifiable intangible assets at December 31, 2008. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for such long-lived assets is based on the fair value of the assets.

Goodwill is not amortized and is subject to write downs charged to results of operations only when its carrying amount is determined to be more than its estimated fair value based upon impairment tests that are required to be made annually or more frequently under certain circumstances. The fair value of our reporting unit used in determination of the goodwill impairment is evaluated based on historical performance and/or expected future cash flows. During 2008, we recorded impairment expense of $1,591,703 associated with the goodwill resulting from our 2007 acquisition. As of December 31, 2008, we have approximately $1.8 million in remaining goodwill.

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 07-5 (“EITF 07-5”), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company is evaluating the potential impact, if any, that the adoption of EITF 07-5 may have on its consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. The initial application of FSP SFAS No. 142-3 is not expected to have an impact on the consolidated financial statements. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP ABP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial statements.

In October 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amended SFAS 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 157 on January 1, 2008, and it is being applied prospectively by us for any fair value measurements that arise.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. We adopted SFAS No. 159 on January 1, 2008. This statement did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141 (R)”) which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements unless the Company enters into future business acquisitions.

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

ITEM 7A.

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information in this Item.

ITEM 8.

FINANCIAL STATEMENTS

The audited consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 are included, following Item 14, in sequentially numbered pages numbered F-1 through F-16. The page numbers for the financial statement categories are as follows:

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2008.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness in our ability to produce financial statements free from material misstatements. Management reported a material weakness resulting from the combination of the following significant deficiencies:

–

a lack of segregation of duties in accounting and financial reporting activities; and

–

a lack of a sufficient number of qualified accounting personnel; and

–

a lack of documentation and review of financial information by accounting personnel with direct oversight responsibility.

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

ITEM 9B.

OTHER INFORMATION

The Company has not filed audited financial statements related to the purchase of the Set-Top Box business from Eagle as required by Section 15(d) of the Exchange Act because it has been unable to obtain assistance or information from Eagle that would be required for such disclosure. The Company does not expect such disclosure will be provided as Eagle has not had an audit performed on their fiscal 2007 operations, which includes Set-Top Box results. Additionally, on November 14, 2007, Eagle and all of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, and these proceedings were converted to Chapter 7 proceedings in February 2009.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following persons are executive officers and directors of the Company:

H. Douglas Saathoff, 47 - Chief Executive Officer and Chief Financial Officer

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

Michael Mayer, 47 - Vice President, Utility Products Division

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

Raymond G. Romero, 55 - Board Member

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

ITEM 11.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards(a)	Nonequity incentive Plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
H. Douglas Saathoff	2008	$140,625	$—	$—	$—	$—	$—	$—	$140,625
Chief Executive Officer	2007	$131,640	$—	$—	$166,667	$—	$—	$—	$298,307

Giang Dao	2008	$146,584	$—	$—	$—	$—	$—	$—	$146,584
Software Engineer	2007	$23,987(a)	$—	$—	$—	$—	$—	$—	$23,987

Michael Mayer,	2008	$125,000	$—	$—	$—	$—	$—	$—	$125,000
VP Utility Products	2007	$120,000	$20,000	$—	$—	$—	$—	$—	$140,000

———————

(a)

Mr. Dao became an employee upon the acquisition of Set-Top Box in October 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
H. Douglas Saathoff,	500,000	—	—	$0.22	1/1/2013	—	—	—	—
Chief Executive Officer	2,500,000	—	—	$0.07	3/9/2017	—	—	—	—

Michael Mayer, V.P Utility Products	500,000	250,000	—	$0.04	10/25/2016	—	—	—	—

 DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Raymond G. Romero	$—	$—	$—	$—	$—	$—	$—

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

None

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class		Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common stock	(a)	H. Douglas Saathoff	3,448,324	2.5%
Common stock	(b)	Raymond G. Romero	525,000	0.4%
Common stock	(c)	Michael Mayer	522,000	0.4%
Common stock		Directors and officers as a group	4,495,324	3.3%

NOTES:

(a)

Includes 500,000 options exercisable within 60 days at $0.22 per share and 2,500,000 options exercisable within 60 days at $0.07 per share.

(b)

Includes 500,000 options exercisable within 60 days at $0.07 per share and 25,000 options exercisable within 60 days at $0.22 per share.

(c)

Consists of 500,000 options exercisable within 60 days at $0.04 per share.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no reportable relationships or transactions.

DIRECTOR INDEPENDENCE

As of December 31, 2008, Raymond G. Romero was the Company’s sole board member. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the board be independent. However, management considers Mr. Romero to be independent as he is not employed by the Company, nor is he a director or employee of a company that provides material services to the Company or receives material goods or services from the Company.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees:

Fees rendered by the Company’s independent registered public accounting firm, GHP Horwath, P.C. for audit and review services for each of the years 2008 and 2007 were approximately $60,000 and $68,500, respectively.

(2)

Audit-Related Fees:

None

(3)

Tax Fees:

GHP Horwath, P.C. billed the Company $0 and $3,500 for tax fees during 2008 and 2007, respectively.

(4)

All Other Fees:

GHP Horwath, P.C. did not bill the Company any other fees during 2008 or 2007.

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

PART IV

ITEM 15.

EXHIBITS

Item 15(a)

EXHIBIT NO	DESCRIPTION
24	Power of Attorney is included on the signature page in this Annual Report on this Form 10-K.
31.1	Rule 13a-14(a)/15d - 14(a) Certification of H. Douglas Saathoff, Chief Executive Officer of Nighthawk Systems, Inc., filed herewith.
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Nighthawk Systems, Inc.

We have audited the accompanying consolidated balance sheets of Nighthawk Systems, Inc. and subsidiary ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nighthawk Systems, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss applicable to common stockholders of approximately $4.8 million during the year ended December 31, 2008, and has a working capital deficiency of approximately $3.3 million at December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado

April 14, 2009

NIGHTHAWK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$36,199	$428,484
Accounts receivable, net	251,392	313,644
Inventories	179,258	359,636
Other current assets	87,747	93,683

Total current assets	554,596	1,195,447

Furniture, fixtures and equipment, net	318,070	269,619
Debt issuance costs	316,567	310,428
Intangible assets, net	848,031	1,218,677
Goodwill	1,837,138	3,397,537
Other assets	4,320	––
	3,324,126	5,196,261
	$3,878,722	$6,391,708
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$553,202	$327,668
Accrued interest	652,323	299,374
Accrued expenses	186,763	203,448
Deposits and other	13,107	218,148
Line of credit and notes payable:
Line of credit	6,221	18,892
Convertible notes, net of discount of $645,509 (December 31, 2008)
and $883,117 (December 31, 2007)	1,716,553	1,135,061
Other notes	767,295	558,320
Total current liabilities	3,895,464	2,760,911

Long-term note payable	26,240	––
Total liabilities	3,921,704	2,760,911
Commitments and contingency

Stockholders' equity (deficit) :
Series A Preferred stock; $0.001 par value; 5,000,000
shares authorized; no shares issued and outstanding	––	––
Series B Preferred stock ; $0.001 par value; 1,000,000
shares authorized; 672,000 shares issued and outstanding at
December 31, 2008 and 618,000 shares issued and outstanding at
December 31, 2007; liquidation preference of $6,000,000	6,152,000	5,417,699
Common stock; $0.001 par value; 200,000,000
shares authorized; 138,513,727 issued and outstanding at
December 31, 2008 and 134,433,060 issued and outstanding at
December 31, 2007	138,514	134,433
Additional paid-in capital	12,780,376	13,091,713
Accumulated deficit	(19,113,872)	(15,013,048)
Total stockholders' equity (deficit)	(42,982)	3,630,797
	$3,878,722	$6,391,708

The accompanying notes are an integral part of these consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2008	2007
Revenue	$3,284,174	$1,655,098
Cost of revenue	2,395,024	1,276,813

Gross profit	889,150	378,285

Selling, general and administrative expenses	2,131,199	2,455,645
Depreciation and amortization	381,428	114,677
Impairment expense	1,591,703	19,550
	4,104,330	2,589,872

Loss from operations	(3,215,180)	(2,211,587)

Interest expense	885,644	1,076,450

Net loss	(4,100,824)	(3,288,037)

Dividends on preferred stock	(734,301)	(165,699)
Beneficial conversion feature on preferred stock	––	(2,490,000)

Net loss applicable to common stockholders	$(4,835,125)	$(5,943,736)

Net loss per basic and diluted common share	$(0.03)	$(0.05)

Weighted average number of common shares outstanding,
basic and diluted	136,362,108	116,318,716

The accompanying notes are an integral part of these consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2008 AND 2007

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2007			85,681,150	$85,681	$9,719,022	$(11,725,011)	$(1,920,308)
Common stock issued upon conversion of notes payable			35,919,991	35,920	1,314,700		1,350,620
Common stock issued for cash			3,661,526	3,662	247,600		251,262
Series B preferred stock and warrants issued for cash, net of offering costs of $58,000	600,000	$5,252,000			690,000		5,942,000
Common stock issued in satisfaction of convertible debt and accrued interest			6,420,393	6,420	399,368		405,788
Beneficial conversion feature on convertible debt					214,286		214,286
Warrants issued in connection with notes payable					100,000		100,000
Stock-based compensation, vesting of options					284,686		284,686
Common stock issued upon exercise of options			250,000	250	20,250		20,500
Common stock issued for consulting services			2,500,000	2,500	267,500		270,000
Beneficial conversion feature on Series B preferred stock		(2,490,000)			2,490,000		––
Accretion of beneficial conversion feature on Series B preferred stock		2,490,000			(2,490,000)		––
Dividend on Series B preferred stock	18,000	165,699			(165,699)		––
Net loss						(3,288,037)	(3,288,037)
Balances, December 31, 2007	618,000	5,417,699	134,433,060	134,433	13,091,713	(15,013,048)	3,630,797
Common stock issued upon conversion of notes payable			4,080,667	4,081	142,033		146,114
Beneficial conversion feature on convertible debt					177,857		177,857
Warrants issued in connection with notes payable					82,500		82,500
Stock-based compensation, vesting of options					20,574		20,574
Dividend on Series B preferred stock	54,000	734,301			(734,301)
Net loss						(4,100,824)	(4,100,824)
Balances, December 31, 2008	672,000	$6,152,000	138,513,727	$138,514	$12,780,376	$(19,113,872)	$(42,982)

The accompanying notes are an integral part of these consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2008	2007
Cash flows from operating activities:
Net loss	$(4,100,824)	$(3,288,037)
Adjustments to reconcile net loss to
net cash used in operating activities:
Bad debt expense	286	12,443
Depreciation and amortization	433,494	114,677
Impairment charge	1,591,703	19,550
Stock-based compensation	20,574	284,686
Consulting services expense	––	270,000
Amortization of debt issuance costs and discounts on debt	491,105	618,227
Change in assets and liabilities, net of business acquisitions
Decrease (increase) in accounts receivable	61,967	(136,983)
Decrease (increase) in inventories	149,074	(147,871)
Decrease (increase) in prepaid and other current assets	5,937	(41,926)
Increase (decrease) in accounts payable	225,530	(230,888)
Increase in accrued expenses	404,405	282,118
Increase (decrease) in deposits and other	(208,640)	187,308
Total adjustments	3,175,435	1,231,341
Net cash used in operating activities	(925,389)	(2,056,696)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(66,356)	(9,403)
Cash paid for business acquisition	––	(4,750,000)
Net cash used in investing activities	(66,356)	(4,759,403)

Cash flows from financing activities:
Net proceeds from notes payable	260,000	1,325,000
Net proceeds from notes payable, convertible debt	415,000	––
Payments on line of credit and notes payable	(75,540)	(515,089)
Debt issuance costs		(50,000)
Net proceeds from issuance of common stock		271,762
Net proceeds from issuance of Series B preferred stock and warrants	––	5,942,000

Net cash provided by financing activities	599,460	6,973,673
Net (decrease) increase in cash	(392,285)	157,574
Cash, beginning	428,484	270,910

Cash, ending	$36,199	$428,484
Supplemental disclosure of cash flow information:

Cash paid for interest	$7,170	$18,734

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued as payment on notes payable, including commissions	$––	$405,788
Common shares and warrants issued as incentives for notes payable	$––	$100,000
Conversion of notes payable to common stock	$146,114	$1,350,620
Conversion of accrued expenses to common stock	$––	$160,000

The accompanying notes are an integral part of these consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

1.

BUSINESS ACTIVITIES, GOING CONCERN AND MANAGEMENT'S PLANS

BUSINESS ACTIVITIES

Nighthawk Systems, Inc. (“Nighthawk” or "the Company") is a provider of wireless and IP-based control solutions for the utility and hospitality industries. Since 2002, Nighthawk’s Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices. The Set Top Box Division, acquired in October 2007, enables hotels to provide in-room high definition television (“HDTV”) broadcasts, integrated with video-on-demand, and customized guest services information.

The financial statements of the Company also include its non-operating subsidiary, Peregrine Control Technologies, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN AND MANAGEMENT’S PLANS

The Company incurred a net loss applicable to common stockholders of approximately $4.8 million during 2008, and had a working capital deficiency of approximately $3.3 million as of December 31, 2008. The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve positive cash flows from operations and profitability.

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

In October 2007, the Company acquired the assets and assumed certain liabilities of the business known as Set-Top Box from Eagle Broadband, Inc. (“Eagle”, a publicly-traded company) for cash of $4,750,000 (Note 3). This acquisition was funded by a $6.0 million sale of Series B convertible preferred stock and warrants to Dutchess. This acquisition was made primarily to reduce or eliminate the Company’s monthly operating cash flow deficits. During 2008, this operation generated greater cash flows than historical cash flows and reduced monthly operating cash flow deficits. Management believes that this operation will continue to generate greater cash flows and reduce monthly operating cash flow deficits in 2009, though there can be no assurances that it will be sufficient to cover the Company’s overall operating cash flow requirements or eliminate the requirement for additional funding from third parties.

In order to further mitigate the going concern issues, the Company, with the assistance of Dutchess, is currently exploring additional investment sources to raise funds which would allow it to further develop its product offerings, quickly react to market demands and invest in the internal infrastructure necessary to support its business plan over the next 12 months. However, additional financing may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to obtain any additional financing in the near term, the Company may be required to curtail operations in order to offset the lack of available funding, which could have a material adverse impact on the Company.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company has recorded transactions that include the issuance of options and warrants to purchase shares of the Company’s common stock. The accounting for such securities is based upon fair values of our equity securities and other valuation criteria that were determined by the Company. Management believes these estimates of fair value are reasonable. Other significant estimates made by the Company include those related to fair values of acquired goodwill and intangible assets, as well as property and equipment (including assumptions and estimates used in evaluating these assets for impairment), and the establishment of an allowance for estimates of uncollectible accounts receivable. Actual results could differ from those estimates.

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Trade receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its relationships with its customers to reduce the risk of loss. The maximum loss that might be sustained if customer receivables are not collected is limited to the carrying amount of the accounts receivable, net of the allowance for doubtful accounts. Approximately $223,000 (88%) and $271,200 (86%) of accounts receivable at December 31, 2008 and 2007, was from three and two customers, respectively.

Trade accounts receivable are carried, net of an appropriate allowance, at their estimated net realizable value. Since customer credit is generally extended on a short-term basis, trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectibility, and an allowance for doubtful accounts (less than $1,000 at December 31, 2008 and 2007) is provided based primarily on customers’ past credit history and current financial condition and on current general economic conditions. Accounts for which no payment has been received within 30 days are considered delinquent and customer collection efforts are initiated. Accounts for which no payments have been received for three months are written off.

During 2008, two customers accounted for approximately 55% and 11% of total revenue, respectively. During 2007, two customers accounted for approximately 30% and 13% of total revenue, respectively.

During 2008, the Company's three largest suppliers accounted for approximately 31%, 23% and 14%, respectively, of the Company's purchases of pre-manufactured component materials. During 2007, the Company's s four largest suppliers accounted for approximately 26%, 21%, 15%, and 13% of the Company's purchases of pre-manufactured component materials. As the pre-manufactured components are a crucial integral component of the Company's product, the loss of one or more of the Company's major suppliers could have an adverse effect on the Company's ability to maintain production of its products on a cost effective basis in the future.

INVENTORIES

Inventories consist of parts and pre-manufactured component materials ($86,908 and $314,036 at December 31, 2008 and 2007, respectively) and finished goods ($92,350 and $45,600 at December 31, 2008 and 2007, respectively). Inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. The elements of cost in inventories include materials, labor and overhead.

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

Management reviews the carrying value of long-lived assets, including property and equipment and amortizable intangible assets, to determine whether there are any indications of impairment. Impairment of long-lived assets is assessed by a comparison of the carrying amount of an asset to expected future cash flows to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company tests the long-lived assets acquired with the purchase of the Set Top Box operations for impairment together as a group annually in the fourth quarter each year, or more frequently if other indications of impairment arise. These assets include software, patents, a non-compete agreement, customer relationships and goodwill (Notes 3 and 5). Based on management’s analysis, an impairment charge of $1,591,703 was recorded in the fourth quarter of 2008 to write down the value of goodwill (Note 5). In 2007, the Company recorded an impairment charge of $19,550 to write off certain patent costs. The impairment was based on management’s decision to abandon efforts to obtain two patents on power control products.

DEBT ISSUANCE COSTS

Debt issuance costs are amortized over the terms of the respective loans (4 to 5 years) using the straight-line method, which approximates the interest method.

ADVERTISING

Advertising costs are expensed as incurred. For 2008 and 2007, advertising costs were approximately $57,300 and $28,200, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2008 and 2007, was approximately $34,000 and $178,000, respectively. Research and development costs as well as salaries related to research and development are included in selling, general and administrative expenses.

STOCK-BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, (“SFAS No. 123R”) and accounts for stock options granted to non-employees on a fair-value basis in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of an award.

There were no options granted in 2008. The estimated fair value of options granted in 2007 was calculated using the following assumptions:

Expected volatility	166%
Expected term (in years)	5-6.5 years
Risk-free interest rate	4.46-4.55%
Dividend yield	0%

The expected volatility was based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The Treasury bill rate for the expected life of the stock options was utilized to determine the risk-free interest rate. The expected life of stock options represents the period of time the stock options granted are expected to be outstanding. The Company does not have sufficient historical option exercises to warrant a trend analysis. Therefore, the expected term used by management was calculated in accordance with the Staff Accounting Bulletin 107 Share-Based Payment (“SAB 107”) for “plain-vanilla” options.

DERIVATIVE INSTRUMENTS

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instruments. The Company accounts for derivative instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

REVENUE RECOGNITION

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

The Company is often prepaid for airtime services and is also occasionally paid in advance of product delivery. These amounts are recorded as deferred revenue until the airtime services are provided or until the products have been shipped. Airtime services revenue was not significant in 2008 or 2007.

SALES TAXES

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

INCOME TAXES

In 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). Based on management’s evaluation, the Company did not have any unrecognized tax benefits, and there was no effect on the Company’s opening deficit, current operations or cash flows, or its net operating loss carryforwards and related deferred tax asset valuation allowance as a result of implementing FIN 48. The Company is no longer subject to tax examinations for years before 2005.  The Company will recognize any tax-related interest and penalties as a component of income tax expense.

NET LOSS PER SHARE

For 2008 and 2007, the effect of the inclusion of dilutive shares (17,896,835 in 2008 and 18,514,638 in 2007) would have resulted in an anti-dilutive decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for potentially dilutive shares, and no diluted loss per share is presented.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 07-5 (“EITF 07-5”), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company is evaluating the potential impact, if any, that the adoption of EITF 07-5 may have on its consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. The initial application of FSP SFAS No. 142-3 is not expected to have an impact on the consolidated financial statements. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP ABP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial statements.

In October 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amended SFAS 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The

Company adopted SFAS No. 157 on January 1, 2008, and it is being applied prospectively by us for any fair value measurements that arise.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. We adopted SFAS No. 159 on January 1, 2008. This statement did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141 (R)”) which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have an impact on its consolidated financial statements unless the Company enters into future business acquisitions.

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

RECLASSIFICATIONS

Certain minor reclassifications in the 2007 consolidated financial statement amounts have been made to conform to the 2008 presentation.

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

A final allocation of the purchase price has been made by the Company among the specific assets and liabilities acquired, as well as among intangible assets identified as acquired by the Company. The values allocated to the assets and liabilities acquired were as follows:

Accounts receivable	$21,525
Equipment	37,785
Inventory	99,252
Patents	128,490
Software	226,450
Non-compete agreement	314,930
Customer relationships	867,920
Goodwill	3,397,537
Accounts payable	(343,889)

Total purchase price	$4,750,000

The following unaudited pro forma financial information presents results of operations as if the acquisition of the Set Top Box Business had occurred as of the beginning of the periods presented below. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported by the Company had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition. Unaudited pro forma results were as follows for the year ended December 31, 2007:

Revenues	$2,095,000
Operating loss	(2,988,000)
Net loss	(4,065,000)
Net loss applicable to common stockholders	(7,275,000)
Net loss per basic and diluted common share	$(0.07)

4.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consist of the following at December 31, 2008 and 2007:

	2008	2007
Equipment	$155,233	$93,584
Furniture and fixtures	6,295	5,646
Software	281,698	232,698
	443,226	331,928
Less accumulated depreciation	(125,156)	(62,309)
	$318,070	$269,619

5.

GOODWILL AND INTANGIBLE ASSETS

At December 31, 2008 and 2007, all goodwill and intangible assets relate to the 2007 acquisition of the Set-Top Box business. The Set Top Box reporting unit was tested for impairment in the fourth quarter of 2008, after the completion of the annual forecasting process. Due to slower than expected integration of sales and distribution channels, sales, operating profits and cash flows were lower than expected during 2008. Based on that trend, the earnings forecast for the next three years was revised. In December 2008, a goodwill impairment loss of $1,591,703 was recognized in the Set Top Box reporting unit. The fair value of that reporting unit was estimated using the expected present value of future cash flows. The amount of the impairment was measured using a discounted cash flow model considering future revenues, operating costs, a risk adjusted discount rate and other factors. Remaining goodwill of $1,837,138 is deductible for income tax purposes. Identified intangible assets are as follows as of December 31, 2008 and 2007:

	2008	2007
Patents	$128,940	$128,490
Non-compete agreement	314,930	314,930
Customer relationships	867,920	867,920
	1,311,340	1,311,340
Less accumulated amortization	(463,309)	(92,663)

	$848,031	$1,218,677

Estimated aggregate amortization expense for each of the next three years is as follows:

2009	$ 403,000
2010	$ 330,676
2011	$ 114,355

6.

LEASES

The Company leases office and warehouse space in San Antonio, Dallas, Tyler, and Friendswood, Texas. Rent expense incurred for the years ended December 31, 2008 and 2007, was approximately $56,500 and $40,700, respectively. With the exception of the Friendswood lease, which is a one-year lease expiring in May 2009, all of the leases are on a month-to-month basis, and aggregate rent is $4,400 per month. During the year ended December 31, 2008, the Company closed down its office in Denver, Colorado. Monthly rent expense related to this office was approximately $1,650 per month through November 2008.

7.

INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008, the Company has approximately $15.7 million of net operating loss carryforwards, which expire from 2014 through 2028. The net operating loss carryforwards may be subject to certain restrictions in the future, particularly in the event of a change in ownership under Internal Revenue Code Section 382.

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

The deferred tax assets and associated valuation allowance at December 31, 2008 and 2007 is as follows:

	2008	2007
Deferred tax assets (liabilities), non-current:
Net operating loss carry forwards	$6,078,000	$5,295,000
Stock-based compensation	7,000	122,000
Intangible assets	10,000	6,000
Goodwill	608,000	—
Valuation allowance	(6,703,000)	(5,423,000)
Net deferred tax assets	$—	$—

Income tax provision (benefit) for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007
Deferred tax benefit:
Federal	$(1,093,000	$(1,163,000)
State	(187,000	(150,000)
	(1,280,000	(1,313,000)
Increase in valuation allowance	1,280.000	1,313,000
	$—	$—

The reconciliation between the expected net income tax benefit computed at the Federal statutory income tax rate of 34% and the effective tax income rate for the years ended December 31, 2008 and 2007, is as follows:

	2008	2007
Computed "expected" tax benefit at the federal statutory rate	34%	34%
State income taxes, net of credits and federal income tax benefit	4%	4%
Increase in valuation allowance	(38)%	(38)%
	—	—

8.

LINE OF CREDIT AND NOTES PAYABLE

The Company has $6,221 outstanding at December 31, 2008 ($18,892 at December 31, 2007) under a $20,000 unsecured line of credit with a bank. Borrowings under the line of credit bear interest at 8% at December 31, 2008 (10.25% at December 31, 2007). Interest is due monthly. The line of credit is guaranteed by ex-officers of the Company.

At December 31, 2008 and December 31, 2007, notes payable consist of the following:

	2008	2007
Unsecured note with a financial institution; 17.49% interest at December 31, 2007; paid in 2008	$—	$4,635
Note payable to a financial institution; 12.75% interest rate; unsecured; due on demand	8,235	8,685
Note payable to a financial institution; 6.1% interest rate; collateralized by vehicle; interest and principal due monthly through August 2013	32,515	—
Convertible notes payable to an unrelated minority stockholder; 8% interest rate; converted into 1,500,000 shares of common stock in 2008	—	75,000
Notes payable to Dutchess; collateralized by accounts receivable; 36% interest rate; all notes past due, in default and due on demand	675,000	470,000
Factoring arrangement, 80% advance rate on certain receivables, purchased with full recourse, rate of 2% charged on gross invoice amount, with an additional .06% charged for each day thereafter until paid in full, expires October 31, 2009	77,785	—
	793,535	558,320
Less current portion	767,295	558,320
Long-term portion	$26,240	$––
Convertible notes payable to Dutchess; 10% interest rate; maturities between December 2009 and June 2012; net of discount of $645,509 at December 31 2008 ($883,117 at December 31, 2007); $71,114 converted into 2,580,667 shares of common stock in 2008 ($1,648,993 converted into 40,724,940 shares in 2007)	$1,216,553	$635,061
Convertible, 5% note payable to Dutchess; due December 2010	500,000	500,000
	$1,716,553	$1,135,061

Future maturities of the line of credit and notes payable are as follows as of December 31, 2008:

2009	$2,490,069
2010	6,586
2011	6,999
2012	7,438
2013	5,217
$2,516,309

During 2008, the Company borrowed a total of $415,000 (net of offering costs and discounts) from Dutchess in exchange for two 10% convertible debentures, in the amounts of $150,000 and $265,000, respectively. The debentures are convertible at the lower of 70% of the market price of the Company’s common stock at the date of conversion or at $0.09 and $0.03 per share, respectively. The debentures contained a beneficial conversion feature valued at approximately $178,000.  Along with the debentures, the Company issued warrants to purchase up to 2,250,000 shares of the Company’s common stock at $0.001 per share and expiring in 2015. The warrants were valued at approximately $82,500.  The discount on these notes as a result of the beneficial conversion feature and warrants is being amortized over the 60-month term of the notes.

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

At December 31, 2008, eleven debentures are outstanding. Six of the debentures are convertible at the lower of 75% of the market price of the Company’s common stock at the date of the conversion or at exercise prices ranging from $0.05 to $0.08, and the other five are convertible at the lower of 70% of the market price of the Company’s common stock at the date of conversion at prices ranging from $0.02 to $0.09 per share.

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

All of the convertible notes payable to Dutchess at December 31, 2008, contain a clause calling for an early redemption penalty of 20%. In addition, although Dutchess has not provided any indication it will do so, each of the convertible debenture agreements contain a provision under which Dutchess may request the Company to make amortizing payments on a monthly basis in an amount to be determined by the Company and Dutchess. As such, the total amount of debentures outstanding is classified as a current liability. The total amount of discount amortized to interest expense for the years ended December 31, 2008 and 2007, was $415,463 and $491,364, respectively.

Total interest expense during the year ended December 31, 2008 related to the Dutchess debentures, including amortization of the discount, was $648,454 which represented an effective interest rate of 31%. Total interest expense in 2007 related to the Dutchess debentures, which included amortization of beneficial conversion feature and $24,856 of early redemption penalties, was $1,001,453, which represented an effective interest rate of 39%.

Subsequent to December 31, 2008, the Company borrowed a total of $320,000 (net of offering costs and discounts) from Dutchess in exchange for convertible debentures in the amount of $320,000. The debentures are convertible at the lower of 70% of the market price of the Company’s common stock at the date of conversion or at $0.03 per share. Along with the debentures, the Company issued warrants to purchase up to 1,500,000 shares of the Company’s common stock at $0.001 per share and expiring in 2016. The debentures contain a beneficial conversion feature which will be amortized over the 60-month term of the note.

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

COMMON STOCK

During 2008, the Company issued Dutchess 2,580,667 shares of common stock in order to reduce the amount of convertible debentures owed to them by $71,114. In addition, the Company issued 1,500,000 shares of common stock to an unrelated minority stockholder upon the conversion of $75,000 in convertible debt.

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

During 2008, the Company issued warrants with a contractual term of seven years to Dutchess for the purchase of up to 2.5 million shares of the Company’s common stock for $0.0001 per share along with two convertible debentures totaling $415,000. Due to the nominal exercise price of the warrants issued with the debenture, the Company has accounted for the warrants as if they were shares of stock. As such, the value of $82,500 assigned to the warrants is based on the fair value of the Company’s common stock on the date the debenture was issued. The cost of the warrants is recorded as debt issue costs, and the amounts are amortized to interest expense over the life of the five-year debenture.

Common stock warrant transactions during 2008 and 2007 are summarized below:

		Weighted Average
	Warrants	Exercise Price

Outstanding at January 1, 2007	6,356,666	$0.001
Granted	11,000,000	0.05
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2007	17,356,666	0.03
Granted	2,250,000	0.001
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2008	19,606,666	$0.03

The weighted average grant date fair value of the warrants issued in 2008 and 2007 was approximately $0.04 and $0.08 per warrant, respectively.   The aggregate intrinsic value of the warrants outstanding at December 31, 2008 of approximately $199,000 represents the total intrinsic value (the difference between the closing stock price on December 31, 2008 of $0.04 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders, had all the warrant holders been able to and in fact, had exercised their options on December 31, 2008. The weighted average remaining contractual term of the warrants outstanding at December 31, 2008 is 5.4 years.

OPTIONS

Most of the employee options vest over three years, which is considered to be the requisite service period. Stock options issued in exchange for consultant services vest over the period defined in the contract. During the year ended December 31, 2007, two employees, including the Company’s Chief Executive Officer, were granted a total of 3,500,000 options, all of which vested during 2007. The Company’s board member was also awarded 500,000 options, half of which vested in 2007 and half of which vested in 2008.

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

The Company currently expects, based on an analysis of historical forfeitures as of December 31, 2008, that approximately 95% of options will actually vest, and therefore has applied a forfeiture rate of 5% per year to all unvested options as of December 31, 2008. This analysis is re-evaluated periodically, and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

A summary of stock option activity of options to employees and directors for the years ended December 31, 2008 and 2007 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	8,035,000	$0.10
Granted	4,450,000	0.07
Exercised	(250,000)	0.08
Forfeited	(500,000)	0.20
Outstanding at December 31, 2007	11,735,000	0.09
Granted	—	—
Exercised	—	—
Forfeited	(650,000)	0.22
Outstanding at December 31, 2008	11,085,000	$0.08	4.9	$—
Exercisable at December 31, 2008	10,835,000	$0.08	4.5	$—

The weighted average grant date fair value of options awarded in 2007 was and $0.067 per option. As of December 31, 2008, there were 250,000 non-vested options outstanding that had a weighted average exercise price of $0.04 and a weighted average grant date fair value of $0.027 per share. A total of approximately $5,000 in unrecognized compensation expense related to the non-vested options is expected to be recognized in full by September 30, 2009. The total fair value of options vested during 2008 and 2007 was approximately $20,600 and $284,700, respectively. The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the closing stock price on December 31, 2008 of $0.04 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on December 31, 2008.

10.

LEGAL PROCEEDINGS

On October 15, 2008, EON Corp. IP Holdings, LLC (“EON”) filed suit against the Company and other defendants in the United States District Court for the Eastern District of Texas, Tyler Division alleging patent infringement of its U.S. patents under the Patent Laws of the United States. Specifically, the complaint alleges that the Defendants are each infringing, directly and indirectly by way of inducement and/or contributory infringement, literally and/or under the doctrine of equivalents, EON’s patents entitled “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units. Further, EON seeks (i) a permanent injunction enjoining the Defendants from infringing on the patent; (ii) an award of damages against the Defendants for their alleged past infringement and any continuing or future infringement up through the date that Defendants are enjoined; (iii) a judgment and order requiring the Defendants to pay the costs of the action as well as attorneys’ fees; and (iv) interest on damages. The patents in question relate to certain two-way communication devices. The Company disputes the claims, and intends to vigorously defend itself against this litigation. At this time, the Company is not able to determine the likely outcome of the legal matter described above, nor can it estimate its potential financial exposure. Litigation is subject to inherent uncertainties, and if an unfavorable resolution of this matter occurs, the Company’s business, results of operations, and financial condition could be materially adversely affected.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2009

NIGHTHAWK SYSTEMS, INC.

By:	/s/ H. DOUGLAS SAATHOFF
H. Douglas Saathoff,
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints H. Douglas Saathoff his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAYMOND G. ROMERO	Director	April 15, 2009
Raymond G. Romero