Form 10-Q
period 2009-03-31
NIGHTHAWK SYSTEMS INC
filed 2009-05-20
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
Or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 20, 2009, there were 140,478,013 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

	Yes		No

NIGHTHAWK SYSTEMS, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
PAGE

Item 1.   Financial Statements

3

Condensed consolidated balance sheets as of March 31, 2009 (unaudited)
and December 31, 2008

3

Condensed consolidated statements of operations for the three month periods ended
March 31, 2009 and 2008 (unaudited)

4

Condensed consolidated statement of stockholders' equity for the three months ended
March 31, 2009 (unaudited)

5

Condensed consolidated statements of cash flows for the three months ended
March 31, 2009 and 2008 (unaudited)

6

Notes to unaudited condensed consolidated financial statements

7

Item 2.   Management's Discussion And Analysis of Financial Condition and Results of Operations

12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

17

Item 4T.  Controls and Procedures

17

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.   Defaults Upon Senior Securities

18

Item 4.   Submission of Matters to a Vote of Securities Holders

18

Item 5.   Other Information

18

Item 6.   Exhibits

18

Signatures

19

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash	$4,046	$36,199
Accounts receivable, net	28,033	251,392
Inventories	189,098	179,258
Other current assets	105,129	87,747
Total current assets	326,306	554,596

Furniture, fixtures and equipment, net	299,253	318,070
Debt issuance costs, net	321,136	316,567
Intangible assets, net	755,369	848,031
Goodwill	1,837,138	1,837,138
Other assets	4,320	4,320

	3,217,216	3,324,126

	$3,543,522	$3,878,722

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$464,176	$553,202
Accrued interest	776,435	652,323
Accrued expenses	176,551	186,763
Deposits and other	20,523	13,107
Line of credit and notes payable:
Line of credit	5,821	6,221
Convertible notes, net of discount of $716,954 (March 31, 2009) and $645,509 (December 31, 2008)	1,945,108	1,716,553
Other notes	689,594	767,295
Total current liabilities	4,078,208	3,895,464
Long-term notes payable	24,631	26,240

Total liabilities	4,102,839	3,921,704

Commitments and contingency

Stockholders' deficit :
Series A Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Preferred stock ; $0.001 par value; 1,000,000 shares authorized; 672,000 shares issued and outstanding at December 31, 2008 and March 31, 2009; liquidation preference of $6,000,000	6,332,000	6,152,000
Common stock; $0.001 par value; 200,000,000 shares authorized; 140,128,013 issued and outstanding at March 31, 2009 and 138,513,727 issued and outstanding at December 31, 2008	140,128	138,514
Additional paid-in capital	12,789,021	12,780,376
Accumulated deficit	(19,820,466)	(19,113,872)

Total stockholders' deficit	(559,317)	(42,982)

	$3,543,522	$3,878,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2009	2008
Revenue	$101,362	$826,321
Cost of revenue	97,777	668,497

Gross profit	3,585	157,824

Selling, general and administrative expenses	398,573	629,289
Depreciation and amortization	96,695	107,388
	495,268	736,677

Loss from operations	(491,683)	(578,853)

Interest expense	214,911	191,344

Net loss	(706,594)	(770,197)

Dividends on preferred stock	(180,000)	(179,507)

Net loss applicable to common stockholders	$(886,594)	$(949,704)

Net loss per basic and diluted common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	139,518,172	134,433,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

					Additional Paid-in Capital	Accumulated Deficit	Total
	Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balances, January 1, 2009	672,000	$6,152,000	138,513,727	$138,514	$12,780,376	$(19,113,872)	$(42,982)

Common stock issued in satisfaction of accrued expenses			1,614,286	1,614	28,386		30,000

Beneficial conversion feature on convertible debt					128,571		128,571

Warrants issued in connection with notes payable					30,000		30,000

Stock-based compensation, vesting of options					1,688		1,688

Dividend on Series B preferred stock		180,000			(180,000)		—

Net loss						(706,594)	(706,594)

Balances, March 31, 2009	672,000	$6,332,000	140,128,013	$140,128	$12,789,021	$(19,820,466)	$(559,317)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2009	2008

Cash flows from operating activities:
Net loss	$(706,594)	$(770,198)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	(171)	874
Depreciation and amortization	113,456	107,388
Stock-based compensation	1,688	7,167
Amortization of debt issuance costs and discounts on debt	82,556	101,144
Change in assets and liabilities, net of business acquisitions
Decrease in accounts receivable	145,745	95,353
Increase in inventories	(9,840)	(71,766)
(Increase) decrease in prepaid and other current assets	(17,382)	28,929
(Decrease) increase in accounts payable	(89,026)	95,137
Increase in accrued expenses	143,900	67,847
Increase in deposits and other	7,416	45,830

Total adjustments	378,342	477,903

Net cash used in operating activities	(328,252)	(292,295)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(1,976)	(5,543)

Net cash used in investing activities	(1,976)	(5,543)

Cash flows from financing activities:
Net proceeds from issuance of convertible debt and warrants	300,000	—
Payments on line of credit and notes payable	(1,925)	(55,952)

Net cash provided by (used in) financing activities	298,075	(55,952)

Net decrease in cash	(32,153)	(353,790)
Cash, beginning	36,199	428,484

Cash, ending	$4,046	$74,694

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$1,930

Supplemental disclosure of non-cash investing and financing activities:

Extinguishment of liability for factored accounts receivable	$77,785	$––
Conversion of accrued expenses to common stock	$30,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIGHTHAWK SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

1. ORGANIZATION, GOING CONCERN AND MANAGEMENT'S PLANS

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Nighthawk Systems, Inc. (the “Company”, “Nighthawk”, or “We”) will have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2009, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these unaudited condensed consolidated financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2009, are not necessarily an indication of operating results for the full year.

ORGANIZATION

The Company is a provider of wireless and IP-based control solutions for the utility and hospitality industries. Since 2002, Nighthawk’s Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices. The Set Top Box Division, acquired in October 2007, enables hotels to provide in-room high definition television (“HDTV”) broadcasts, integrated with video-on-demand, and customized guest services information.

The unaudited condensed consolidated financial statements of the Company also include its non-operating subsidiary, Peregrine Control Technologies, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN AND MANAGEMENT'S PLANS

The Company incurred a net loss of approximately $707,000 during the three month period ended March 31, 2009 (a net loss applicable to common stockholders of approximately $887,000), and had a working capital deficiency of approximately $3.8 million as of March 31, 2009. The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve profitability and positive cash flows from operations.

Since 2004, the Company has relied on an investment agreement with Dutchess Private Equities, II, L.P. (“Dutchess”) to obtain funds to cover its operating cash flows and deficits. The Company remains in discussions with Dutchess about the Company’s operating cash requirements, but presently has no formal agreement with Dutchess to receive additional funding.

The acquisition of the Set Top Box business in October 2007 was made under a plan of reducing or eliminating the Company’s monthly operating cash flow deficits. During 2008, set top box operations generated positive cash flows and assisted in reducing the amount of cash used by the Company in operating activities from $2.1 million in 2007 to approximately $925,000 in 2008. However, set top box sales have been negatively affected by the current economic downturn, so no assurance may be given that set top box operations will continue to benefit the Company during 2009. Subsequent to December 31, 2008, Dutchess has invested a total of $460,000 in the Company during 2009. The Company, with the assistance of Dutchess, is currently exploring additional investment sources to raise funds which would allow it to further develop its product offerings, quickly react to market demands and invest in the internal infrastructure necessary to support its business plan over the next 12 months. While we believe that we will be successful in securing those funds, we can make no assurances that we will be able to do so or that the funds raised will be sufficient to meet all the objectives we have identified.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition and its relationships with its customers to reduce the risk of loss. The maximum loss that might be sustained if customer receivables are not collected is limited to the carrying amount of the accounts receivable, net of the allowance for doubtful accounts. Approximately $19,400 of the March 31, 2009 balance, or 69%, was from two customers, $15,265 of which was collected subsequent to March 31, 2009.

During the three months ended March 31, 2009, two customers accounted for approximately 32% and 14% of total revenue, respectively, and during the three months ended March 31, 2008, two customers accounted for approximately 58% and 14% of total revenue, respectively.

During the three months ended March 31, 2009, the Company's two largest suppliers accounted for approximately 48% and 37% respectively, of the Company's purchases of pre-manufactured component materials, and during the three months ended March 31, 2008, the Company’s three largest suppliers accounted for approximately 51%, 12% and 11% of the Company’s purchases of pre-manufactured component materials. As the pre-manufactured components are a crucial integral component of the Company's product, the loss of one or more of the Company's major suppliers could have an adverse effect on the Company's ability to maintain production of its products on a cost effective basis in the future.

INVENTORIES

Inventories consist of parts and pre-manufactured component materials ($105,152 at March 31, 2009 (unaudited) and $86,908 at December 31, 2008) and finished goods ($83,946 at March 31, 2009 (unaudited) and $92,350 at December 31, 2008). Inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. The elements of cost in inventories include materials, labor and overhead.

INCOME TAXES

For the three month periods ended March 31, 2009 and 2008, the Company did not record any income tax benefit, because management does not believe realization of such related deferred income tax assets is more likely than not.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants aggregating 18,072,398 and 18,514,638 as of March 31, 2009 and 2008, respectively, have been excluded from the calculation of diluted net loss per common share.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, the Company adopted EITF Issue No. 07-5 (“EITF 07-5”), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of this EITF did not have an impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. The Company adopted FSP SFAS 142-3 on January 1, 2009. The adoption of FSP 142-3 did not have an impact on our condensed consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP ABP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and conversion option components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company adopted FSP ABP 14-1 on January 1, 2009. The adoption of FSP APB 14-1 had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141 (R)”) which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. Management believes that the adoption of SFAS 141R will have an impact on the accounting for any future acquisition, if one were to occur. The Company is required to apply the guidance in SFAS 141R for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Because the Company’s subsidiary is wholly-owned by the Company, there are no noncontrolling interests, and as a result, the adoption of this standard had no effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For non-financial assets and liabilities, SFAS No. 157 is effective for the Company on January 1, 2009. The Company adopted Staff Position FAS 157-2 on January 1, 2009. At March 31, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company's condensed consolidated financial statements.

3. NOTES PAYABLE

The Company has $5,821 outstanding at March 31, 2009 (unaudited) ($6,221 at December 31, 2008) under a $20,000 unsecured line of credit with a bank. Borrowings under the line of credit bear interest at 8% at March 31, 2009 (unaudited) (8% at December 31, 2008). Interest is due monthly. The line of credit is guaranteed by former officers of the Company.

At March 31, 2009 and December 31, 2008, notes payable consist of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
Note payable to a financial institution; 12.75% interest rate; unsecured; due on demand	$8,235	$8,235
Note payable to a financial institution; 6.1% interest rate; collateralized by vehicle; interest and principal due monthly through August 2013	30,990	32,515
Notes payable to Dutchess; collateralized by accounts receivable; 36% interest rate; all notes past due, in default and due on demand	675,000	675,000
Factoring arrangement, 80% advance rate on certain receivables, purchased with full recourse, rate of 2% charged on gross invoice amount, with an additional .06% charged for each day thereafter until paid in full, expires October 31, 2009	—	77,785
	714,225	793,535
Less current portion	689,594	767,295
Long-term portion	$24,631	$26,240
Convertible notes payable to Dutchess; 10% interest rate; maturities between December 2009 and March 2014; net of discount of $716,954 at March 31, 2009 ($645,509 at December 31, 2008)	$1,445,108	$1,216,553
Convertible, 5% note payable to Dutchess; due December 2010	500,000	500,000
	$1,945,108	$1,716,553

Total interest expense during the three months ended March 31, 2009 related to the Dutchess debentures, including amortization of the discount, was $145,920, which represented an effective interest rate of 24%. Total interest expense during the three months ended March 31, 2008 related to the Dutchess debentures, including amortization of the discount, was $141,239, which represented an effective interest rate of 28%.

During the quarter ended March 31, 2009, the Company issued convertible debentures along with warrants in exchange for $300,000. All of the convertible notes payable to Dutchess at March 31, 2009, contain a clause calling for an early redemption penalty of 20%. In addition, although Dutchess has not provided any indication it will do so, each of the convertible debenture agreements contain a provision under which Dutchess may request the Company to make amortizing payments on a monthly basis in an amount to be determined by the Company and Dutchess. As such, the total amount of debentures outstanding is classified as a current liability. The total amount of discount amortized to interest expense during the three months ended March 31, 2009 and 2008 was $57,126 and $74,671, respectively.

Subsequent to March 31, 2009, Dutchess converted an additional $3,920 of debentures into 350,000 shares of the Company’s common stock.

4. STOCKHOLDERS' DEFICIT

During the quarter ended March 31, 2009, the Company issued 1,614,286 shares of common stock in satisfaction of accrued expenses of $30,000. The Company recorded $180,000 and $179,507 in accumulated dividends on the outstanding Series B Preferred Stock for the three months ended March 31, 2009 and March 31, 2008, respectively. During the three months ended March 31, 2009, the Company issued warrants to acquire 1,500,000 shares of common stock. These warrants were issued in conjunction with the issuance of $300,000 in convertible debentures. These warrants are exercisable at $0.0001 per share for a seven year term. No warrants were issued by the Company during the three month period ending March 31, 2008. No warrants were exercised by their holder, nor did any expire, during the periods ending March 31, 2009 and 2008.

OPTIONS

During the three month periods ended March 31, 2009 and 2008, no options were awarded and no options were exercised or forfeited.

The total fair value of options that vested during the three months ending March 31, 2009 and 2008 was $1,688 and $16,750, respectively.

As of March 31, 2009, the Company had 11,085,000 shares under option with a weighted average exercise price of $0.08 per share, a weighted average remaining contractual life of 4.5 years and an aggregate intrinsic value of $0. The aggregate intrinsic value represents the total intrinsic value (the difference between the closing stock price on March 31, 2009 of $0.02 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders been able to and in fact, had exercised their options on March 31, 2009.

As of March 31, 2009, the Company had 250,000 unvested options outstanding that had a weighted average exercise price of $0.04 and a weighted average grant date fair value of $0.04 per share. $3,376 of unrecognized compensation expense related to non-vested options is expected to be recognized in full by September 30, 2009.

5. LEGAL PROCEEDINGS

On October 15, 2008, EON Corp. IP Holdings, LLC (“EON”) filed suit against the Company and other defendants in the United States District Court for the Eastern District of Texas, Tyler Division alleging patent infringement of its U.S. patents under the Patent Laws of the United States. Specifically, the complaint alleges that the Defendants are each infringing, directly or indirectly by way of inducement and/or contributory infringement, literally and/or under the doctrine of equivalents, EON’s patents entitled “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units. Further, EON seeks (i) a permanent injunction enjoining the Defendants from infringing on the patent; (ii) an award of damages against the Defendants for their alleged past infringement and any continuing or future infringement up through the date that Defendants a enjoined; (iii) a judgment and order requiring the Defendants to pay the costs of the action as well as attorneys’ fees; and (iv) interest on damages. The patents in question relate to certain two-way communication devices. The Company disputes the claims, and intends to vigorously defend itself against this litigation. At this time, the Company is not able to determine the likely outcome of the legal matter described above, no can it estimate its potential financial exposure. Litigation is subject to inherent uncertainties, and if an unfavorable resolution of this matter occurs, the Company’s business, results of operations, and financial condition could be materially adversely affected.

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

OVERVIEW

The Company's financial results include the accounts of Nighthawk Systems, Inc. and its wholly-owned, non-operating subsidiary, Peregrine Control Technologies, Inc. ("PCT"). On October 11, 2007, the Company acquired the assets and assumed certain liabilities of the Set-Top Box business of Eagle Broadband, Inc. for $4,750,000 in cash. The assets acquired included all accounts receivable, inventory, equipment and intangibles. This acquisition was funded by a $6.0 million sale of Series B convertible preferred stock and warrants to Dutchess. The acquisition of the Set Top Box business in October 2007 was made in hopes of reducing or eliminating the Company’s monthly operating cash flow deficits. During 2008, set top box operations generated positive cash flows and assisted in reducing the amount of cash used by the Company in operating activities from $2.1 million in 2007 to approximately $925,000 in 2008. However, set top box sales have been negatively affected by the current economic downturn, so no assurance may be given that set top box operations will continue to benefit the Company during 2009.

The Company is a provider of wireless and IP-based control solutions for the utility and hospitality industries. Since 2002, Nighthawk’s Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices. The Set Top Box Division, acquired in October 2007, enables hotels to provide in-room high definition television (“HDTV”) broadcasts, integrated with video-on-demand, and customized guest services information.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

Revenue

The components of revenue and their associated percentages of total revenues, for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009		2008
Set-Top Box	$52,728	52%	$517,533	62%
Utility products	—	—	140,288	17%
General power control products	29,444	29%	153,740	19%
Airtime and access services	19,190	19%	14,760	2%
	$101,362	100%	$826,321	100%

The Company’s results for the first quarter of 2009 were negatively affected by the downturn in the U.S. economy. After averaging more than $450,000 in quarterly revenue from set top box sales in 2008, the Company produced only $52,728 in set top box revenues during the first quarter of 2009. Hotel owners and operators drastically reduced spending on technology during the latter stages of 2008 as occupancy rates fell significantly, and that trend has continued thus far in 2009. During the first quarter of 2009, the Company only received one significant order for set top boxes, for 320 units which was delivered during the second quarter of 2009. As of the date of this report, the Company does not foresee any significant improvement in this market until at least the second half of the year. It is the Company’s objective to try to manage this division of the Company on a cash-flow breakeven basis, until and unless it can bring in new investment into the Company or additional sales to support additional marketing efforts related to the business. The Company originally acquired the business in hopes that it would provide additional cash flows to support growth of its power controls division, which it did in 2008, so it does not want the set top box business to drain cash from the Company’s overall operations.

The economic downturn also negatively impacted revenues generated from sales of the Company’s power controls division. The Company received orders totaling approximately $320,000 which would have normally been produced during the quarter ended March 31, 2009 based on typical production schedules. However, tightened credit conditions have resulted in substantially longer lead times for parts this far in 2009, as many of our vendors have been forced to reduced inventory levels that they maintain. Lead times for critical components increased from 2 – 4 weeks to 10-12 weeks, meaning that the Company was unable to complete orders for shipping within the first quarter as it would have liked to. As a result, the Company recognized only $29,444 in revenues from product shipments during the quarter, in spite of having in excess of $300,000 in orders in house.  The Company expects the remaining orders to ship during the second quarter of 2009.

The Company expects demand for its power control products to remain strong, and possibly increase, during the remainder of 2009 in spite of the economic downturn as its customers continue to seek ways to cut costs related to their field operations. In addition, the Company expects demand for its new two-way products to increase overall Company sales results during the latter half of 2009 as it begins to introduce the products to the marketplace.  As of the date of this report, the Company has approximately $730,000 in orders in house for power control products which have not yet been built or shipped.

Airtime and access services revenues, generated on a recurring basis by the Company by reselling access to wireless networks, increased slightly from the first quarter of 2008 to the first quarter of 2009. The increase in airtime revenues results from the increase in the number of the Company’s units being purchased and placed into operation by customers.

Cost of Revenue

Cost of revenues includes parts and pre-manufactured components used to assemble our products as well as allocated overhead for production personnel and facilities costs. Approximately $17,000 of amortization expense associated with software and patents acquired with the set top box operation is also included in cost of revenue, bringing the total cost of revenues for the quarter to approximately $98,000.  Due to the decreased level of business described above and the inclusion of overhead and depreciation expense in cost of revenues, the Company’s gross profit margin declined significantly for the three months ended March 31, 2009 as compared to the gross profit margin for the three months ended March 31, 2008.  As the Company resumes and accelerates production during the remainder of 2009, it expects gross profit margins to return to levels experienced in the latter half of 2008.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended March 31, 2009 decreased 37% from $629,289 in the 2008 period to $398,573 in the 2009 period. Expenses between the periods declined primarily as a result of reduced professional fees and research and development costs. The Company does not expect major fluctuations in personnel and administrative expenses in the near term as it believes it has the ability to produce sufficient growth to achieve positive cash flows without adding a significant number of employees.

Depreciation and Amortization Expense

Depreciation and amortization decreased approximately $11,000 between the two periods presented. The Company began recording a portion of software and patent amortization as a cost of revenues in the second quarter of 2008.

Interest Expense

Interest expense increased $23,567, or 12%, between the periods presented due to the issuance of additional debt during the 12 month period ending March 31, 2009.

Net loss to common stockholders

The net loss applicable to common stockholders for the three-month period ended March 31, 2009 was approximately $887,000 compared to approximately $950,000 for the three-month period ended March 31, 2008. A large portion of this loss is the result of the recognition of non-cash expenses such as interest, taxes, depreciation and amortization, and accumulated dividends on preferred stock. In spite of the large decrease in revenues between the two periods, the loss before interest, depreciation and amortization, taxes and accumulated dividends (commonly referred to as “EBITDA”) improved to approximately $395,000 for the three months ended March 31, 2009 from the loss of approximately $471,000 for the three months ended March 31, 2008. This improvement was due primarily to the above-mentioned reduction in selling, general and administrative expenses between the periods presented, which more than offset the decrease in margin dollars produced by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements for the three-month period ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2008 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Since 2004, the Company has relied on an investment agreement with Dutchess Private Equities, II, L.P. (“Dutchess”) to obtain funds to cover its operating cash flows and deficits. The Company remains in discussions with Dutchess about the Company’s operating cash requirements but presently has no formal agreement with Dutchess to provide additional funding to the Company.

The acquisition of the Set Top Box business in October 2007 was made in hopes of reducing or eliminating the Company’s monthly operating cash flow deficits. During 2008, set top box operations generated positive cash flows and assisted in reducing the amount of cash used by the Company in operating activities from $2.1 million in 2007 to approximately $925,000 in 2008. However, set top box sales have been negatively affected by the current economic downturn so far in 2009, so no assurance may be given that set top box operations will continue to benefit the Company during 2009. As of the date of this report, Dutchess has continued to fund the operations of the Company and has invested a total of $460,000 in the Company during 2009. The Company, with the assistance of Dutchess, is currently exploring additional investment sources to raise funds which would allow it to further develop its product offerings, quickly react to market demands and invest in the internal infrastructure necessary to support its business plan over the next 12 months. While we believe that we will be successful in securing those funds, we can make no assurances that we will be able to do so or that the funds raised will be sufficient to meet all the objectives we have identified.

As discussed above, economic conditions in the United States substantially affected our sales and profitability during the first quarter of 2009 and could continue to do so. Business credit and liquidity have tightened in much of the world, making it more difficult for the Company to fulfill orders that it does receive. Some of our suppliers and customers, and Dutchess as well, face credit issues and could experience cash flow problems and other financial hardships. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic declines. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, receipts, profitability and results of operations. However, the Company has seen increased demand for its power control products during the second quarter of 2009 as compared to the first quarter of 2009, and is optimistic that its new, two-way suite of products could further enhance that trend. In addition, the Company has been following developments related to the offering of stimulus grants by the Department of Energy, and hopes to benefit from funds to be provided by the Department of Energy.

During the quarter ended March 31, 2009, net cash used in operating activities was approximately $328,000. Major cash outlays during the period were approximately $259,000 for payroll/employee benefits and approximately $50,000 for rent, travel and professional fees. During the three month period ended March 31, 2009, the Company borrowed $300,000 in convertible debt from Dutchess to cover its operating cash flow deficit and to cover the purchase of property, plant and equipment of approximately $2,000 and debt payments of approximately $1,925 in addition to utilizing cash on hand of approximately $36,000 as of December 31, 2008.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Board of Directors. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K for the year ended December 31, 2008. We have not changed these policies from those previously disclosed.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, the Company adopted  EITF Issue No. 07-5 (“EITF 07-5”), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of this EITF did not have an impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. The Company adopted FSP SFAS 142-3 on January 1, 2009. The adoption of FSP 142-3 did not have an impact on our condensed consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP ABP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and conversion option components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company adopted FSP APB 14-1 on January 1, 2009. The adoption of FSP APB 14-1 had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141 (R)”) which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. Management believes that the adoption of SFAS 141R will have an impact on the accounting for any future acquisition, if one were to occur. The Company is required to apply the guidance in SFAS 141R for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Because the Company’s subsidiary is wholly-owned by the Company, there are no noncontrolling interests, and as a result, the adoption of this standard had no effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For non-financial assets and liabilities, SFAS No. 157 is effective for the Company on January 1, 2009. The Company adopted Staff Position FAS 157-2 on January 1, 2009. At March 31, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4T.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2009.

As discussed in Item 9A(T) of our Annual Report on Form 10-K for the year ended December 31, 2008, our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness in our ability to produce financial statements free from material misstatements. The material weakness results from the combination of the following significant deficiencies:

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ending March 31, 2009 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

NIGHTHAWK SYSTEMS, INC.
(Registrant)

Date: May 20, 2009	By:	/s/ H. Douglas Saathoff
H. Douglas Saathoff
Chief Executive Officer
Principal Accounting and Financial Officer

19