Form 10-K
period 2018-12-31
Video River Networks, Inc.
filed 2019-11-22
CIK 1084475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-30786

Video River Networks, Inc.

(Exact name of registrant as specified in its Charter)

Nevada	87-0627349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Amapola Ave., Suite 200A
Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (1) 310-895-1839

Nighthawk Systems, Inc.

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒   No ☐

62

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐       Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of December 31, 2018, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $106,335 using the average bid and ask price on that day of $0.00080.

As at November 15, 2019, the number of shares of common stock issued and outstanding was 139,153,206.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VIDEO RIVER NETWORKS, INC.

FORM 10-K

62

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Annual Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the date of documents incorporated by reference herein that include forward-looking statements.

62

PART I

ITEM 1	BUSINESS

When we use the terms “NIHK,” “we,” “us,” “our,” and “the company,” we mean Video River Networks, Inc., a Nevada corporation.

Corporate History

Video River Networks, Inc. (“NIHK”), previously known as Nighthawk Systems Inc., a Nevada corporation (OTC: NIHK), (the “Company”) used to be a provider of wireless and IP-based control solutions for the utility and hospitality industries. Since 2002, the Company’s Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices. The Set Top Box Division, acquired in October 2007, enables hotels to provide in-room high definition television (“HDTV”) broadcasts, integrated with video-on-demand, and customized guest services information.

On October 29, 2019, the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) of the company for an agreed upon purchase price to Community Economic Development Capital LLC, (“CED Capital”) a California limited liability company. The Special preferred share controls 60% of the company’s total voting rights. The issuance of the preferred share to Community Economic Development Capital LLC gave to Community Economic Development Capital LLC, the controlling vote to control and dominate the affairs of the company going forward.

Pursuant to the sale of this Special 2019 series A preferred share to CED Capital, all of the company’s officers resigned and Mr. Frank I Igwealor, JD, CPA, CMA, CFM was elected the President and Chief Executive Officer, Chief Financial Officer, and Company Secretary of the company.  Mr. Igwealor and Ms. Patience C. Ogbozor were also elected as new directors of the Company.

Following the completion of above mentioned transactions, the company pivoted the business model of NIHK to become a specialty real estate holding company for specialized assets including hemp and cannabis farms, dispensaries, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services to the CBD and the legal cannabis industry.  Because our principal is a California Real Estate Broker, NIHK will become a leader in providing real estate focused on hemp and cannabis growth, to the public markets.

Furthermore, we are now, an internally-managed real estate holding company focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated state-licensed cannabis facilities. We plan to acquire our properties through sale-leaseback transactions and third-party purchases. We expect to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

We plan to conduct our business through a traditional umbrella partnership real estate holding company, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We shall be the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership. Our property acquisitions would target all the states where medical-use marijuana has been legalized.

As of November 20, 2019, we had three full-time employees.

            Our corporate office is located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Our telephone number is (310) 895-1839.

62

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions, and (3) potential long-term appreciation in the value of our properties from capital gains upon future sale. Our primary strategy to achieve our business objective is to acquire and own a portfolio of specialized industrial properties, including medical-use cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated medical-use cannabis industry. This strategy includes the following components:

•

Owning Specialized Industrial Properties and Related Real Estate Assets for Income.  We intend to primarily acquire medical-use cannabis facilities from licensed growers who will continue their cultivation operations after our acquisition of the property. We expect to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.

•

Owning Specialized Industrial Properties and Related Real Estate Assets for Appreciation.  We intend to primarily lease our acquired properties under long-term, triple-net leases. However, from time to time, we may elect to sell one or more properties if we believe it to be in the best interests of our stockholders. Accordingly, we will seek to acquire properties that we believe also have potential for long-term appreciation in value.

•

Expanding as Additional States Permit Medical-Use Cannabis Cultivation and Production.  We intend to acquire properties in the United States, with a focus on states that permit cannabis cultivation for medical use. As of December 31, 2018, we owned properties in nine states, and we expect that our acquisition opportunities will continue to expand as additional states legalize medical-use cannabis and license new cultivators.

•	Preserving Financial Flexibility on our Balance Sheet. We intend to focused on maintaining a conservative capital structure, in order to provide us flexibility in financing our growth initiatives.

Our Target Markets

Our target markets include states that permit cannabis cultivation for medical use. As of December 31, 2018, we owned eleven properties located in Arizona, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania. According to the National Conference of State Legislatures, as of December 31, 2018, 33 states and the District of Columbia have legalized cannabis for medical use.

Although these states have approved the medical use of cannabis, the applicable state and local laws and regulations vary widely. For example, most states' laws allow commercial production and sales through dispensaries and set forth rigorous licensing requirements; in other states the licensing rules are unclear. In some states, dispensaries are mandated to operate on a not-for-profit basis. Some states permit home cultivation activities. The states also differ on the form in which cannabis can be sold. For example, some states do not permit cannabis-infused products such as concentrates, edibles and topicals, while other states ban smoking cannabis.

In addition, we expect other factors will be important in the development and growth of the medical-use cannabis industry in the United States, including the timeframes for developing regulations and issuing licenses in states that recently passed laws allowing for medical-use cannabis, and continued legislative authorization of medical-use cannabis at the state level. Progress in the regulated medical-use cannabis industry, while encouraging, is not assured and any number of factors could slow or halt progress in this area.

Market Opportunity

The Industrial Real Estate Sub-Market

The industrial real estate sub-market continues to perform well in this real estate cycle. According to CBRE Group, Inc., the U.S. industrial property vacancy rate declined to 4.3% in the fourth quarter of 2018, reflecting the 35th consecutive quarter of positive net absorption. Nearly 30.0 million square feet of industrial real estate were absorbed in 2018, which resulted in the highest net asking rents since CBRE Group, Inc. began tracking this metric in 1989.

62

We believe this supply/demand dynamic creates significant opportunity for owners of industrial facilities, particularly those focused on niche categories, as options are limited for tenants requiring specialized buildings. We intend to capitalize on this opportunity by purchasing specialized industrial real estate assets that are critical to the medical-use cannabis industry.

The Regulated Medical-Use Cannabis Industry

Overview

We believe that a convergence of changing public attitudes and increased legalization momentum in various states toward regulated medical-use cannabis creates an attractive opportunity to invest in the industrial real estate sector with a focus on regulated medical-use cannabis facilities. We also believe that the increased sophistication of the regulated medical-use cannabis industry and the development of strong business, operational and compliance practices have made the sector more attractive for investment. Increasingly, state-licensed, medical-use cannabis cultivation and processing facilities are becoming sophisticated business enterprises that use state-of-the-art technologies and well-honed business and operational processes to maximize product yield and revenues. Additionally, medical-use cannabis growers and dispensers have developed a growing portfolio of products into which they are able to incorporate legal medical-use cannabis in a safe and appealing manner.

In the United States, the development and growth of the regulated medical-use cannabis industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a doctor's recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson's disease, Alzheimer's, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness. As of December 31, 2018, 33 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis.

We believe that the following conditions, which are described in more detail below, create an attractive opportunity to invest in industrial real estate assets that support the regulated medical-use cannabis industry:

•	significant industry growth in recent years and expected continued growth;

•	a shift in public opinion and increasing momentum toward the legalization of medical-use cannabis under state law; and

•

limited access to capital by industry participants in light of risk perceived by financial institutions of violating federal laws and regulatory guidelines for offering banking services to cannabis-related businesses.

Industry Growth and Trends

According to Arcview Market Research, sales of state-legal cannabis in the United States grew to $8.6 billion in 2017, including $5.9 billion of medical-use cannabis sales, and are expected to reach $22.2 billion by 2022.

According to ProCon.org, a non-profit organization, as of May 2018, over 2.1 million people used or were registered to use state-legalized medical cannabis in the United States, taking data available from the 26 states and Washington, D.C. that had implemented their medical cannabis programs as of that date. As the industry continues to evolve, new ways to consume medical-use cannabis are being developed in order for patients to have the treatment needed for their condition in a safe and appealing manner. In addition to smoking and vaporizing of dried leaves, cannabis can be incorporated into a variety of edibles, pills, spray products, transdermal patches and topicals, including salves, ointments, lotions and sprays with low or high levels of delta-9-tetrahydrocannabinol (“THC”), the principal psychoactive constituent of the cannabis plant.

62

As with any nascent but growing industry, operational and business practices evolve and become more sophisticated over time. We believe that the quality and experience of industry participants and the development of sound business, operational and compliance practices have strengthened significantly over time, increasing the attractiveness for investment in the regulated medical-use cannabis industry.

Shifting Public Attitudes and State Law and Legislative Activity

We believe that the growth of the regulated medical-use cannabis industry has been fueled, in part, by the rapidly changing public attitudes in the United States. A 2018 poll by Quinnipiac University found that 93% of Americans support patient access to medical-use cannabis, if recommended by a doctor.

As of December 31, 2018, 33 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2018.

Following the approval of medical-use cannabis, state programs must be developed and businesses must be licensed before commencing cannabis sales. Some states have developed the necessary procedures and licensing requirements quickly, while other states have taken years to develop their programs for production and sales of cannabis. Even where regulatory frameworks for medical-use cannabis production and sales are in place, states tend to revise these rules over time. These revisions often impact sales, making it difficult to predict the potential of new markets. States may restrict the number of medical-use cannabis businesses permitted, restrict the method by which medical cannabis can be consumed, limit the medical conditions that are eligible for cannabis treatment or require registration of doctors and/or patients, each of which can limit growth of the medical-use cannabis industry in those states. Alternatively, states may relax their initial regulations relating to medical-use cannabis production and sales, which would likely accelerate growth of the medical-use cannabis industry in such states.

Access to Capital

To date, the status of state-licensed cannabis under federal law has significantly limited the ability of state-licensed industry participants to fully access the U.S. banking system and traditional financing sources. These limitations, when combined with the high costs of maintaining licensed and stringently regulated medical-use cannabis facilities (including meeting extensive zoning requirements), substantially increase the cost of production. While future changes in federal and state laws may ultimately open up financing options that have not been available to date in this industry, we believe that such changes, if they do occur, will take time, thereby creating an opportunity over the next few years to provide our sale-leaseback and other real estate solutions to state-licensed industry participants that have limited access to traditional financing sources.

Market Opportunity and Associated Risks

We focus on purchasing specialized industrial real estate assets for the regulated medical-use cannabis industry, with emphasis on properties that we believe also have potential for long-term appreciation in value. We believe that our sale-leaseback and other real estate solutions offer an attractive alternative to state-licensed medical-cannabis cultivators who have limited access to traditional financing alternatives. We have acquired and intend to continue to acquire medical-use cannabis facilities in states that permit medical-use cannabis cultivation.

Notwithstanding the foregoing market opportunity and trends, and despite legalization at the state level, we continue to believe that the current state of federal law creates significant uncertainty and potential risks associated with investing in medical-use cannabis facilities, including but not limited to potentially heightened risks related to the use of such facilities for adult-use cannabis operations, if a state passes such laws. For a more complete description of these risks, see the sections "Risks Related to Regulation" and "Business — Governmental Regulation" under Item 1A, "Risk Factors."

Our Financing Strategy

62

We intend to meet our long-term liquidity needs through cash flow from operations and the issuance of equity and debt securities, including common stock, preferred stock and long-term notes. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction. We expect to issue equity and debt securities at times when we believe that our stock price is at a level that allows for the reinvestment of offering proceeds in accretive property acquisitions. We may also issue common stock to permanently finance properties that were previously financed by debt securities. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our ability to access the capital markets and to obtain other financing arrangements is also significantly limited by our focus on serving the medical-use cannabis industry. Our investment guidelines initially provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors' discretion.

We may file a shelf registration statement, which would subsequently be declared effective by the SEC, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

Risk Management

As of December 31, 2018, we owned zero properties. Once we start acquisitions, we will to attempt to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 25% of our total assets and that no single tenant will exceed 30% of our total assets.

We expect that single tenants will occupy our properties pursuant to triple-net lease arrangements in general and, therefore, the success of our investments will be materially dependent on the financial stability of these tenants. We expect the success of our future tenants, and their ability to make rent payments to us, to significantly depend on the projected growth and development of the applicable state market; as many of these state markets have a very limited history, and other state markets are still forming their regulations, issuing licenses and otherwise establishing the market framework, significant uncertainty exists as to whether these markets will develop in the way that we or our future tenants project.

We intend to evaluate the credit quality of our future tenants and any guarantors on an ongoing basis by reviewing, where available, the publicly filed financial reports, press releases and other publicly available industry information regarding our future tenants and any guarantors. In addition, we intend to monitor the payment history data for all of our future tenants and, in some instances, we monitor our future tenants by periodically conducting site visits and meeting with the tenants to discuss their operations. In many instances, we will generally not be entitled to financial results or other credit-related data from our future tenants. See the section "Risks Related to Our Business" under Item 1A, "Risk Factors."

Competition

The current market for properties that meet our investment objectives is limited. In addition, we believe finding properties that are appropriate for the specific use of allowing medical-use cannabis growers may be limited as more competitors enter the market, and as medical-use cannabis growers obtain greater access to alternative financing sources, including but not limited to equity and debt financing sources. We face significant competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, and cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for medical-use cannabis facilities. In some instances, we will be competing to acquire real estate with persons who have no interest in the cannabis industry, but have identified value in a piece of real estate that we may be interested in acquiring.

These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for properties. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical-use cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase substantially, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on our common stock. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

62

Governmental Regulation

Federal Laws Applicable to the Medical-Use Cannabis Industry

Cannabis is classified as a Schedule I controlled substance by the Drug Enforcement Agency ("DEA") and the U.S. Department of Justice ("DOJ") with no medical use, and therefore it is illegal to grow, possess and consume cannabis under federal law. The Controlled Substances Act of 1910 ("CSA") bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. Moreover, on two separate occasions the U.S. Supreme Court ruled that the CSA trumps state law. That means that the federal government has the option of enforcing U.S. drug laws, creating a climate of legal uncertainty regarding the production and sale of medical-use cannabis.

Under the Obama administration, the DOJ previously issued memoranda, including the so-called “Cole Memo” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis as an inefficient use of such federal resources when state laws and enforcement efforts are effective with respect to specific federal enforcement priorities under the CSA.

On January 4, 2018, U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving cannabis (the “Sessions Memo”). The Sessions Memo instructs federal prosecutors that when determining which cannabis-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” It is unclear what impact the Sessions Memo will have on the medical-use cannabis industry, if any.

In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ is prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. A similar provision was also included in each prior Congressional omnibus spending bill since 2014. This provision, however, is currently set to expire on September 30, 2019, and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. In USA vs. McIntosh, the United States Circuit Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies in the states of Alaska, Arizona, California, Hawaii and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our future tenants cultivate adult-use cannabis now (or may in the future) in our medical-use cannabis facilities that are permitted by such state and local laws, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks than exclusively medical-use cannabis facilities, including not providing protection under the above Congressional spending provision.

62

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in medical-use cannabis facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government's enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture. See “Risk Factors – Risks Relating to Regulation.”

State Laws Applicable to the Medical-Use Cannabis Industry

In most states that have legalized medical-use cannabis in some form, the growing and/or dispensing of cannabis generally requires that the operator obtain one or more licenses in accordance with applicable state requirements. In addition, many states regulate various aspects of the growing and/or dispensing of medical-use cannabis. For example, New York limits the types of treatable medical conditions, requires registration of both patients and recommending physicians, limits the types of strains that can be grown, sets prices through the State Program Commissioner, requires that a registered pharmacist be on the premises of all dispensaries during hours of operation, and prohibits cannabis in flower form. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely. As a result of licensing requirements, if our future tenants default under their leases, we may not be able to find new tenants that have the requisite license to engage in the cultivation of medical cannabis on the properties.

Laws Applicable to Banking for Cannabis Industry

All banks are subject to federal law, whether the bank is a national bank or state-chartered bank. At a minimum, all banks maintain federal deposit insurance which requires adherence to federal law. Violation of federal law could subject a bank to loss of its charter. Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. For example, under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which would include any transaction associated with a cannabis-related business. These reports must be filed even though the business is operating in compliance with applicable state and local laws. Therefore, financial institutions that conduct transactions with money generated by cannabis-related conduct could face criminal liability under the Bank Secrecy Act for, among other things, failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA.

The Financial Crimes Enforcement Network ("FinCen") issued guidance in February 2014 which clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Concurrently with the FinCen guidance, the DOJ issued supplemental guidance directing federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo with respect to federal money laundering, unlicensed money transmitter and Bank Secrecy Act offenses based on cannabis-related violations of the CSA. The FinCen guidance sets forth extensive requirements for financial institutions to meet if they want to offer bank accounts to cannabis-related businesses, including close monitoring of businesses to determine that they meet all of the requirements established by the DOJ, including those enumerated in the Cole Memo. This is a level of scrutiny that is far beyond what is expected of any normal banking relationship.

As a result, many banks are hesitant to offer any banking services to cannabis-related businesses, including opening bank accounts. While we currently have a bank account, our inability to maintain that account or the lack of access to bank accounts or other banking services in the future, would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges. Similarly, if our proposed tenants are unable to access banking services, they will not be able to enter into triple-net leasing arrangements with us, as our leases will require rent payments to be made by check or wire transfer.

62

Furthermore, it is unclear what impact the rescission of the Cole Memo will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry. See “Risk Factors – Risks Relating to Regulation.”

Agricultural Regulation

The medical-use cannabis properties that we acquire are used primarily for cultivation and production of medical-use cannabis and are subject to the laws, ordinances and regulations of state, local and federal governments, including laws, ordinances and regulations involving land use and usage, water rights, treatment methods, disturbance, the environment, and eminent domain.

Each governmental jurisdiction has its own distinct laws, ordinances and regulations governing the use of agricultural lands. Many such laws, ordinances and regulations seek to regulate water usage and water runoff because water can be in limited supply, as is the case in certain locations where our properties are located. In addition, runoff from rain or from irrigation is governed by laws, ordinances and regulations from state, local and federal governments. Additionally, if any of the water used on or running off from our properties flows to any rivers, streams, ponds, the ocean or other waters, there may be specific laws, ordinances and regulations governing the amount of pollutants, including sediments, nutrients and pesticides, that such water may contain.

We believe that our existing properties have, and other properties that we acquire in the future will have, sources of water, including wells and/or surface water that provide sufficient amounts of water necessary for the current operations at each location. However, should the need arise for additional water from wells and/or surface water sources, we may be required to obtain additional permits or approvals or to make other required notices prior to developing or using such water sources. Permits for drilling water wells or withdrawing surface water may be required by federal, state and local governmental entities pursuant to laws, ordinances, regulations or other requirements, and such permits may be difficult to obtain due to drought, the limited supply of available water within the districts of the states in which our properties are located or other reasons.

In addition to the regulation of water usage and water runoff, state, local and federal governments also seek to regulate the type, quantity and method of use of chemicals and materials for growing crops, including fertilizers, pesticides and nutrient rich materials. Such regulations could include restricting or preventing the use of such chemicals and materials near residential housing or near water sources. Further, some regulations have strictly forbidden or significantly limited the use of certain chemicals and materials. Licenses, permits and approvals must be obtained from governmental authorities requiring such licenses, permits and approvals before chemicals and materials can be used at grow facilities. Reports on the usage of such chemicals and materials must be submitted pursuant to applicable laws, ordinances, and regulations and the terms of the specific licenses, permits and approvals. Failure to comply with laws, ordinances and regulations, to obtain required licenses, permits and approvals or to comply with the terms of such licenses, permits and approvals could result in fines, penalties and/or imprisonment.

The use of land for agricultural purposes in certain jurisdictions is also subject to regulations governing the protection of endangered species. When agricultural lands border, or are in close proximity to, national parks, protected natural habitats or wetlands, the agricultural operations on such properties must comply with laws, ordinances and regulations related to the use of chemicals and materials and avoid disturbance of habitats, wetlands or other protected areas.

Because properties we intend to own may be used for growing medical-use cannabis, there may be other additional land use and zoning regulations at the state or local level that affect our properties that may not apply to other types of agricultural uses. For example, certain states in which our properties would be located require stringent security systems in place at grow facilities, and require stringent procedures for disposal of waste materials.

62

As an owner of agricultural lands, we may be liable or responsible for the actions or inactions of our future tenants with respect to these laws, regulations and ordinances.

Environmental Matters

Our properties and the operations thereon are subject to federal, state and local environmental laws, ordinances and regulations, including laws relating to water, air, solid wastes and hazardous substances. Our properties and the operations thereon are also subject to federal, state and local laws, ordinances, regulations and requirements related to the federal Occupational Safety and Health Act, as well as comparable state statutes relating to the health and safety of our employees and others working on our properties. Although we believe that we and our future tenants are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties and liabilities, including those relating to claims for damages to persons, property or the environment resulting from operations at our properties.

Real Estate Industry Regulation

Generally, the ownership and operation of real properties are subject to various laws, ordinances and regulations, including regulations relating to zoning, land use, water rights, wastewater, storm water runoff and lien sale rights and procedures. These laws, ordinances or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act and its state analogs, or any changes to any such laws, ordinances or regulations, could result in or increase the potential liability for environmental conditions or circumstances existing, or created by tenants or others, on our properties. Laws related to upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of our properties or other impairments to operations, any of which would adversely affect our cash flows from operating activities.

Our property management activities, to the extent we are required to engage in them due to lease defaults by tenants or vacancies on certain properties, will likely be subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

Seasonality

Our business has not been, and we do not expect it to become subject to, material seasonal fluctuations.

Where You Can Find More Information

We have restarted filing annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet from the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

62

We have a limited operating history, and may not be able to operate our business successfully or generate sufficient cash flow to sustain distributions to our stockholders.

We have a limited operating history. We currently own zero properties. We are subject to many of the business risks and uncertainties associated with any new business enterprise. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. Our ability to provide attractive risk-adjusted returns to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on several factors, including the availability of additional opportunities for investment, the performance of our existing properties and tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the medical-use cannabis industry, conditions in the financial markets and economic conditions.

Our current real estate portfolio consists of zero properties and will likely continue to be concentrated in a limited number of properties in the future, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

We currently own zero properties. We have no tenant nor rental revenues for the year ended December 31, 2018.  Lease payment defaults by any of our future tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. A lack of diversification may also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our future tenants, including but not limited to the state medical-use cannabis markets not developing and growing in ways that we or our future tenants projected, or any adverse change in the political climate regarding medical-use cannabis where our properties are located, would subject us to a significant risk of loss.

In addition, failure by any our future tenants to comply with the terms of its lease agreement with us could require us to find another lessee for the applicable property. We may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing that property. Furthermore, we cannot assure you that we will be able to re-lease that property for the rent we currently receive, or at all, or that a lease termination would not result in our having to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Competition for the acquisition of properties suitable for the cultivation and production of medical-use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.

We compete for the acquisition of properties suitable for the cultivation and production of medical-use cannabis with other entities engaged in agricultural and real estate investment activities, including corporate agriculture companies, cultivators and producers of medical-use cannabis, private equity investors, and other real estate investors (including public and private REITs). We also compete as a provider of capital to medical-use cannabis operators with alternative financing sources to these companies, including both equity and debt financing alternatives. These competitors may prevent us from acquiring desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical-use cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow and make distributions to our stockholders may decrease. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

62

 Our growth will depend upon future acquisitions of medical-use cannabis facilities, and we may be unable to consummate acquisitions on advantageous terms.

Our growth strategy will be focused on the acquisition of specialized industrial real estate assets on favorable terms as opportunities arise. Our ability to acquire these real estate assets on favorable terms is subject to the following risks:

•	competition from other potential acquirers or increased availability of alternative debt and equity financing sources for tenants may significantly increase the purchase price of a desired property;

•	we may not successfully purchase and lease our properties to meet our expectations;

•	we may be unable to obtain the necessary equity or debt financing to consummate an acquisition on satisfactory terms or at all;

•

agreements for the acquisition of properties are typically subject to closing conditions, including satisfactory completion of due diligence investigations, and we may spend significant time and money and divert management attention on potential acquisitions that we do not consummate; and

•	we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, against the former owners of the properties.

Our failure to consummate acquisition on advantageous terms without substantial expense or delay would impede our growth and negatively affect our results of operations and our ability to generate cash flow and make distributions to our stockholders.

There may only be a limited number of medical-use cannabis facilities operated by suitable tenants available for us to acquire, which could adversely affect the return on our common stock.

We target medical-use cannabis facilities for acquisition and leasing to licensed growers under triple-net lease agreements. We also target properties owned by growers that have been among the top candidates in the rigorous state licensing process and have been granted one or more licenses to operate multiple facilities. In light of the current regulatory landscape regarding medical-use cannabis, including but not limited to, the rigorous state licensing processes, limits on the number of licenses granted in certain states and in counties within such states, zoning regulations related to medical-use cannabis facilities, the inability of potential tenants to open bank accounts necessary to pay rent and other expenses and the ever-changing federal and state regulatory landscape, we may have only a limited number of medical-use cannabis facilities available to purchase that are operated by licensees that we believe would be suitable tenants. These tenants may also have increased access to alternative equity and debt financing sources over time, which may limit our ability to negotiate leasing arrangements that meet our investment criteria. Our inability to locate suitable investment properties and tenants would have a material adverse effect on our ability to generate cash flow and make distributions to our stockholders.

Many of our existing tenants are, and we expect that most of our future tenants will be, start-up businesses and may be unable to pay rent with funds from operations or at all, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of our common stock.

Single tenants currently occupy our properties, and we expect that single tenants will occupy our properties that we acquire in the future. Therefore, the success of our investments will be materially dependent on the financial stability of these tenants. We rely on our management team to perform due diligence investigations of our potential tenants, related guarantors and their properties, operations and prospects, of which there is generally little or no publicly available operating and financial information. We may not learn all of the material information we need to know regarding these businesses through our investigations. As a result it is possible that we could enter into a sale-leaseback arrangement with tenants or otherwise lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact our cash available for distributions.

62

We expect that most of our future tenants will be, start-up businesses that have little or no revenue when they enter triple-net leasing arrangements with us and therefore, may be unable to pay rent with funds from operations. Many of these future tenants are not profitable and have experienced losses since inception, or have been profitable for only a short period of time. As a result, we expect that most our future tenants will make, initial rent payments to us from proceeds from the sale of the property, in the case of sale-leaseback transactions, or other cash on hand.

In addition, in general, as start-up businesses, our future tenants are more vulnerable to adverse conditions resulting from federal and state regulations affecting their businesses or industries and have limited access to traditional forms of financing. The success of our future tenants will heavily depend on the growth and development of the state markets in which the tenants operate, many of which have a very limited history or are still in the stages of establishing the regulatory framework. For example, New York’s medical-use cannabis market is in its early stages, and is subject to strict regulations providing for, among other things, limited medical conditions for treatment with medical-use cannabis, limitations on the form in which medical cannabis can be consumed and enhanced registration requirements for patients and physicians, which may result in the New York market not growing and developing in the way that we or our future tenants projected. In Maryland, the medical-use cannabis market is also in its very early stages, with commercial operations commencing upon the issuance of the first round of final licenses in late 2017, after significant delays in the development of the state's regulatory framework and litigation surrounding the application process.

In our evaluation of tenants for leases at our properties, we intend to record associated revenue on a cash basis due to the uncertainty of collectability of lease payments from tenants due to their limited operating history and the U.S. federal regulatory uncertainty surrounding the medical-use cannabis industry (see the section entitled "Critical Accounting Policies — Revenue Recognition and Accounts Receivable" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information).

Some of these prospective tenants may also be subject to significant debt obligations. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their business plans or prospects, the regulatory environment in which they operate or in general economic conditions. In addition, the payment of rent and debt service may reduce the working capital available to tenants for the start-up phase of their business. Furthermore, we may be unable to monitor and evaluate tenant credit quality on an on-going basis.

In addition, many states issue licenses for medical-use cannabis operations for a limited time period, which must be renewed periodically. If one or more of our future tenants is unable to renew or otherwise maintain its license, or if it is unable to renew or otherwise maintain other requisite authorizations on state and local levels for business operations, that tenant will not be able to operate its business, and may default on its lease payments to us.

Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property as operators of medical-use cannabis cultivation and production facilities are generally subject to extensive state licensing requirements. Furthermore, we will not operate any of the facilities that we purchase.

We may acquire our properties  "as-is," which increases the risk of an investment that requires us to remedy defects or costs without recourse to the prior owner.

We may acquire other real estate properties, "as is" with only limited representations and warranties from the property seller regarding matters affecting the condition, use and ownership of the property. There may also be environmental conditions associated with properties we acquire of which we are unaware despite our diligence efforts. In particular, medical-use cannabis facilities may present environmental concerns of which we are not currently aware. If environmental contamination exists on properties we acquire or develops after acquisition, we could become subject to liability for the contamination. As a result, if defects in the property (including any building on the property) or other matters adversely affecting the property are discovered, including but not limited to environmental matters, we may not be able to pursue a claim for any or all damages against the property seller. Such a situation could harm our business, financial condition, liquidity and results of operations.

62

Our properties are expected to be geographically concentrated in states that permit medical-use cannabis cultivation, and we will be subject to social, political and economic risks of doing business in these states and any other state in which we may own property.

Our properties acquisition would be located in Arizona, California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania, and we expect that the properties that we acquire will be geographically concentrated in these states and other states that permit medical-use cannabis cultivation. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

•

the responsibility of complying with multiple and, in some respects, conflicting state and federal laws in the United States, including with respect to cultivation and distribution of medical-use cannabis, licensing, banking and insurance;

•	difficulties and costs of staffing and managing operations;

•	unexpected changes in regulatory requirements and other laws;

•	potentially adverse tax consequences;

•	the state medical-use cannabis market fails to develop and grow in ways that we or our future tenants projected;

•	the impact of national, regional or state specific business cycles and economic instability; and

•	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.

Because our real estate investments would consist of primarily industrial and greenhouse properties suitable for cultivation and production of medical-use cannabis, our rental revenues would be significantly influenced by demand for these facilities generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of properties would consist of industrial and greenhouse properties used in the regulated medical-use cannabis industry, we would be subjected to risks inherent in investments in a single industry. A decrease in the demand for medical-use cannabis cultivation facilities would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for medical-use cannabis cultivation facilities has been and could be adversely affected by changes in current favorable state or local laws relating to cultivation and production of medical-use cannabis or any change in the federal government's current enforcement posture with respect to state-licensed cultivation of medical-use cannabis, among others. To the extent that any of these conditions occur, they are likely to affect demand and market rents for medical-use cannabis cultivation facilities, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to make distributions to you. We do not currently and do not expect in the future to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our medical-use cannabis cultivation facilities.

We face significant risks associated with the development and redevelopment of properties that we acquire.

We may, from time to time, engage in development or redevelopment of properties that we acquire. Development and redevelopment activities entail risks that could adversely impact our financial condition and results of operations, including:

•	construction costs, which may exceed our original estimates due to increases in materials, labor or other costs, which could make the project less profitable;

•	permitting or construction delays, which may result in increased project costs, as well as deferred revenue;

•	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;

•	claims for warranty, product liability and construction defects after a property has been built;

•	health and safety incidents and site accidents;

•	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;

•	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;

62

•	labor stoppages, slowdowns or interruptions;

•	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings; and

•	weather-related and geological interference, including landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

Failure to complete development or redevelopment activities on budget or on schedule may adversely affect our financial condition and results of operations and the ability of our future tenants at such properties to make payments under their leases with us.

If our properties' access to adequate water and power supplies is interrupted, it could harm our ability to lease the properties for medical-use cannabis cultivation and production, thereby adversely affecting our ability to generate returns on our properties.

In order to lease the properties that we acquire, these properties require access to sufficient water and power to make them suitable for the cultivation and production of medical-use cannabis. Although we expect to acquire properties with sufficient access to water, should the need arise for additional wells from which to obtain water, we would be required to obtain permits prior to drilling such wells. Permits for drilling water wells are required by state and county regulations, and such permits may be difficult to obtain due to the limited supply of water in areas where we acquire properties. Similarly, our properties may be subject to governmental regulations relating to the quality and disposition of rainwater runoff or other water to be used for irrigation. In such case, we could incur costs necessary in order to retain this water. If we are unable to obtain or maintain sufficient water supply for our properties, our ability to lease them for the cultivation and production of medical-use cannabis would be seriously impaired, which would have a material adverse impact on the value of our assets and our results of operations.

Historically, states that have legalized medical-use cannabis cultivation have typically required that such cultivation take place indoors. Indoor cultivation of medical-use cannabis requires significant power for growing lights and ventilation and air conditioning to remove the hot air generated by the growing lights. While outdoor cultivation is gaining acceptance in many states with favorable climates for such growth, we expect that a significant number of our properties will continue to utilize indoor cultivation methods. Any extended interruption of the power supply to our properties, particularly those using indoor cultivation methods, would likely harm our future tenants' crops, which could result in their inability to make lease payments to us for our properties. Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders.

Some of our future tenants could be susceptible to bankruptcy, which would affect our ability to generate rents from them and therefore negatively affect our results of operations.

In addition to the risk of tenants being unable to make regular rent payments, certain of our future tenants may depend on debt, which could make them especially susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their debt. Any bankruptcy, if allowed, of one of our future tenants would result in a loss of lease payments to us, as well as an increase in our costs to carry the property.

Additionally, under bankruptcy law generally, a tenant who is the subject of bankruptcy proceedings generally has the option of continuing ("assuming") or giving up ("rejecting") any unexpired lease of non-residential real property. If a bankrupt tenant decides to give up (reject) a lease with us, any claim we might have for breach of the lease, excluding a claim against (1) collateral securing the lease, or (2) a guarantor guaranteeing lease obligations, would be treated as a general unsecured claim in the tenant's bankruptcy case. The laws governing bankruptcy cases would impact the treatment of our general unsecured claim. Our claim would likely be capped at the amount the tenant owed us for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year of lease payments or 15% of the lease payments payable under the remaining term of the lease, but in no case more than three years of lease payments. In addition to the cap on our damages for breach of the lease, even if our claim is timely submitted to the bankruptcy court, there is no guaranty that the tenant's bankruptcy estate would have sufficient funds to satisfy the claims of general unsecured creditors. Finally, a bankruptcy court could re-characterize a net lease transaction as a disguised secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. This would mean our claim in bankruptcy court could be limited to the amount we paid for the property, which could adversely impact our financial condition.

62

Furthermore, U.S. bankruptcy courts have generally refused to grant bankruptcy protections to cannabis businesses. The inability of our future tenants to seek bankruptcy protection may impact their ability to secure financing for their operations and prevents our future tenants from utilizing the benefits of reorganization of their businesses under bankruptcy protection to operate in a financially sustainable way, thereby reducing the probability that such a tenant would be able to honor its lease obligations with us.

Our real estate investments would consist of primarily industrial and greenhouse properties suitable for cultivation and production of medical-use cannabis, which may be difficult to sell or re-lease upon tenant defaults or early lease terminations, either of which would adversely affect returns to stockholders.

While our business objectives would consist of principally acquiring and deriving rental income from industrial and greenhouse properties used in the regulated medical-use cannabis industry, we expect that at times we will deem it appropriate or desirable to sell or otherwise dispose of certain properties we own. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity could limit our ability to quickly dispose of properties in response to changes in regulatory, economic or other conditions. Therefore, our ability at any time to sell assets may be restricted and this lack of liquidity may limit our ability to make changes to our portfolio promptly, which could materially and adversely affect our financial performance. We cannot predict the various market conditions affecting the properties that we expect to acquire that will exist in the future. Due to the uncertainty of regulatory and market conditions which may affect the future disposition of the real estate assets we expect to acquire, we cannot assure you that we will be able to sell these assets at a profit in the future. Accordingly, the extent to which we will realize potential appreciation on the real estate investments we expect to acquire will depend upon regulatory and other market conditions. In addition, in order to maintain our REIT status, we may not be able to sell properties when we would otherwise choose to do so, due to market conditions or changes in our strategic plan.

 Furthermore, we may be required to make expenditures to correct defects or to make improvements before a property can be sold and we cannot assure you that we will have funds available to correct such defects or to make such improvements. With these kinds of properties, if the current lease is terminated or not renewed, we may be required to make expenditures and rent concessions in order to lease the property to another tenant. In addition, in the event we are forced to sell or re-lease the property, we may have difficulty finding qualified purchasers who are willing to buy the property or tenants who are willing to lease the property on terms that we expect, or at all. These and other limitations may affect our ability to sell or re-lease properties, which may adversely affect returns to our stockholders.

Liability for uninsured losses could adversely affect our financial condition.

While the terms of our leases with our future tenants would generally require property and casualty insurance, losses from disaster-type occurrences, such as earthquakes, floods and weather-related disasters, and other types of insurance, such as landlord's rental loss insurance, may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties.

Contingent or unknown liabilities could materially and adversely affect our business, financial condition, liquidity and results of operations.

We may in the future acquire properties, subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a claim were asserted against us based on ownership of any of these properties, we may have to pay substantial amounts to defend or settle the claim. If the magnitude of such unknown liabilities is high, individually or in the aggregate, our business, financial condition, liquidity and results of operations would be materially and adversely affected.

The assets we acquire may be subject to impairment charges.

62

We would periodically evaluate the real estate investments we acquire and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance and legal structure. For example, the termination of a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded.

Due to our involvement in the regulated medical-use cannabis industry, we may have a difficult time obtaining the various insurance policies that are desired to operate our business, which may expose us to additional risks and financial liabilities.

Insurance that is otherwise readily available, such as workers' compensation, general liability, and directors' and officers' insurance, could be more difficult for us to find and more expensive, because we lease our properties to companies in the regulated medical-use cannabis industry. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurance, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

We may purchase properties subject to ground leases that expose us to the loss of such properties upon breach or termination of the ground leases.

A ground lease agreement permits a tenant to develop and/or operate a land parcel (property) during the lease period, after which the land parcel and all improvements revert back to the property owner. Under a ground lease, property improvements are owned by the property owner unless an exception is created and all relevant taxes incurred during the lease period are paid for by the tenant. Ground leases typically have a long duration generally ranging from 50 to 99 years with additional extension options. As a lessee under a ground lease, we would be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

The occurrence of cyber incidents or cyber attacks could disrupt our operations, result in the loss of confidential information and/or damage our business relationships and reputation.

We rely on technology to run our business, and as such we are subject to risk from cyber incidents, including cyber attacks attempting to gain unauthorized access to our systems to disrupt operations, corrupt data or steal confidential information, and other electronic security breaches.  While we have implemented measures to help mitigate these threats, such measures cannot guarantee that we will be successful in preventing a cyber incident.  The occurrence of a cyber incident or cyber attack could disrupt our operations, compromise the confidential information of our employees or tenants, and/or damage our business relationships and reputation.

We cannot predict every event and circumstance that may affect our business, and therefore, the risks and uncertainties discussed herein may not be the only ones you should consider.

We are not aware of any other community development holding company that focuses on the acquisition, ownership and management of medical-use cannabis facilities. Therefore, we may encounter risks of which we are not aware at this time, which could have a material adverse impact on our business.

Risks Related to Regulation

Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our future tenants to execute our respective business plans.

Cannabis is a Schedule I controlled substance under the CSA. Even in those jurisdictions in which the manufacture and use of cannabis has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize the sale, possession and use of cannabis, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

62

In January 2018, the DOJ rescinded certain memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration, which had characterized enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. The impact of the DOJ's recent rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the regulated cannabis industry generally, including our future tenants and us.

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires on September 30, 2019, and must be renewed by Congress. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, while we target the acquisition of medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located, such as in California, Colorado, Massachusetts and Michigan. Consequently, certain of our future tenants currently (and additional tenants may in the future) cultivate adult-use cannabis in our medical-use cannabis facilities, as permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ's rescission of the Cole Memo, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. With the rescission of the Cole Memo, there is increased uncertainty and added risk that federal law enforcement authorities could seek to pursue money laundering charges against entities or individuals engaged in supporting the cannabis industry.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in cannabis facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government's enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

62

Certain of our future tenants engage in operations for the adult-use cannabis industry in addition to or in lieu of operations for the medical-use cannabis industry, and such tenants, we and our properties may be subject to additional risks associated with such adult-use cannabis operations.

We expect that leases that we enter into with future tenants at other properties we acquire will not, prohibit cannabis cultivation for adult-use that is permissible under state and local laws where our facilities are located and certain of our future tenants are currently engaged in operations for the adult-use cannabis industry, which may subject our future tenants, us and our properties to different and greater risks, including greater prosecution risk for aiding and abetting violation of the CSA and federal laws governing money laundering. For example, the prohibition in the current omnibus spending bill that prohibits the DOJ from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws does not extend to adult-use cannabis laws. In addition, while we may purchase properties in states that only permit medical-use cannabis at the time of acquisition, such states may in the future authorize by state legislation or popular vote the legalization of adult-use cannabis, thus permitting our future tenants to engage in adult-use cannabis operations at our properties. For example, the voters of the Commonwealth of Massachusetts passed an initiative to legalize cannabis for adult-use in 2016, having previously voted to legalize medical-use cannabis in 2012. Massachusetts began issuing licenses to operators for the sale of adult-use cannabis in July 2018. Our existing leases at our Massachusetts properties do not prohibit our future tenants from conducting adult-use cannabis cultivation, processing or dispensing that is permissible under state and local laws. Similarly, the states of California and Colorado permit licensed adult-use cannabis cultivation, processing and dispensing, and our leases with tenants in California and Colorado allow for adult-use cannabis operations to be conducted at the properties in compliance with state and local laws. In addition, Michigan voters passed an initiative in November 2018 to legalize cannabis for adult-use.

New laws that are adverse to the business of our future tenants may be enacted, and current favorable national, state or local laws or enforcement guidelines relating to cultivation and production of cannabis may be modified or eliminated in the future.

We are targeting for acquisition properties that are owned by state-licensed cultivators and producers of cannabis. Relevant state or local laws may be amended or repealed, or new laws may be enacted in the future to eliminate existing laws permitting cultivation and production of cannabis. If our future tenants were forced to close their operations, we would need to replace those tenants with tenants who are not engaged in the cannabis industry, who may pay significantly lower rents. Moreover, any changes in state or local laws that reduce or eliminate the ability to cultivate and produce cannabis would likely result in a high vacancy rate for the kinds of properties that we seek to acquire, which would depress our lease rates and property values. In addition, we would realize an economic loss on any and all improvements made to properties that were specific to the cannabis industry.

Our ability to grow our business depends on state laws pertaining to the cannabis industry.

Continued development of the medical-use cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the regulated medical-use cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact the legislative process. For example, many states that voted to legalize medical and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the medical-use cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses, including our future tenants, to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of medical-use cannabis, which could harm our business prospects.

FDA regulation of medical-use cannabis and the possible registration of facilities where medical-use cannabis is grown could negatively affect the medical-use cannabis industry, which would directly affect our financial condition.

62

Should the federal government legalize cannabis for medical-use, it is possible that the U.S. Food and Drug Administration ("FDA") would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including certified good manufacturing practices, or cGMPs, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical-use cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we or our future tenants are unable to comply with the regulations or registration as prescribed by the FDA, we and or our future tenants may be unable to continue to operate their and our business in its current form or at all.

We and our future tenants may have difficulty accessing the service of banks, which may make it difficult to contract for real estate needs.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by the FinCen, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in January 2018 of the rescission of the Cole Memo and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It is unclear what impact the rescission of the Cole Memo will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

Consequently, those businesses involved in the regulated medical-use cannabis industry continue to encounter difficulty establishing banking relationships, which may increase over time. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

The terms of our leases require that our future tenants make rental payments via check or wire transfer. The inability of our current and potential tenants to open accounts and continue using the services of banks will limit their ability to enter into triple-net lease arrangements with us or may result in their default under our lease agreements, either of which could materially harm our business and the trading price of our securities.

Owners of properties located in close proximity to our properties may assert claims against us regarding the use of the property as a medical cannabis cultivation and processing facility, which if successful, could materially and adversely affect our business.

 Owners of properties located in close proximity to our properties may assert claims against us regarding the use of our properties for medical cannabis cultivation and processing, including assertions that the use of the property constitutes a nuisance that diminishes the market value of such owner's nearby property. Such property owners may also attempt to assert such a claim in federal court as a civil matter under the Racketeer Influenced and Corrupt Organizations Act. If a property owner were to assert such a claim against us, we may be required to devote significant resources and costs to defending ourselves against such a claim, and if a property owner were to be successful on such a claim, our future tenants may be unable to continue to operate their business in its current form at the property, which could materially adversely impact the tenant's business and the value of our property, our business and financial results and the trading price of our securities.

Laws and regulations affecting the regulated cannabis industry are constantly changing, which could materially adversely affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

62

Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Applicable state laws may prevent us from maximizing our potential income.

Depending on the laws of each particular state, we may not be able to fully realize our potential to generate profit. For example, some states have residency requirements for those directly involved in the medical-use cannabis industry, which may impede our ability to contract with cannabis businesses in those states. Furthermore, cities and counties are being given broad discretion to ban certain cannabis activities. Even if these activities are legal under state law, specific cities and counties may ban them.

Assets leased to cannabis businesses may be forfeited to the federal government.

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states where cannabis is legal. In July 2017, the U.S. Department of Justice issued a new policy directive regarding asset forfeiture, referred to as the "equitable sharing program." Under this new policy directive, federal authorities may adopt state and local forfeiture cases and prosecute them at the federal level, allowing for state and local agencies to keep up to 80% of any forfeiture revenue. This policy directive represents a reversal of the DOJ's policy under the Obama administration, and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This new policy directive may lead to increased use of asset forfeitures by local, state and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, such as the medical-use cannabis facilities that we have acquired and intend to acquire, our investment in those properties may be lost.

We may have difficulty accessing bankruptcy courts.

As discussed above, the cannabis is illegal under federal law. Therefore, there is a compelling argument that the federal bankruptcy courts cannot provide relief for parties who engage in the cannabis or cannabis related businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our business or our ability to obtain credit.

The properties that we acquire are subject to extensive regulations, which may result in significant costs and materially and adversely affect our business, financial condition, liquidity and results of operations.

Our properties are and other properties that we expect to acquire will be subject to various local laws and regulatory requirements. Local property regulations, including restrictive covenants of record, may restrict the use of properties we acquire and may require us to obtain approval from local authorities with respect to the properties that we expect to acquire, including prior to acquiring a property or when developing or undertaking renovations. Among other things, these restrictions may relate to cultivation of medical-use cannabis, the use of water and the discharge of waste water, fire and safety, seismic conditions, asbestos-cleanup or hazardous material abatement requirements. We cannot assure you that existing regulatory policies will not materially and adversely affect us or the timing or cost of any future acquisitions, developments or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our failure to obtain such regulatory approvals could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Compliance with environmental laws could materially increase our operating expenses.

62

There may be environmental conditions associated with properties we acquire of which we are unaware. If environmental contamination exists on properties we acquire, we could become subject to liability for the contamination. The presence of hazardous substances on a property may materially and adversely affect our ability to sell the property and we may incur substantial remediation costs. In addition, although we may require in our leases that tenants operate in compliance with all applicable laws and indemnify us against any environmental liabilities arising from a tenant's activities on the property, we could nonetheless be subject to liability by virtue of our ownership interest and we cannot be sure that our future tenants would satisfy their indemnification obligations to us. Such environmental liability exposure associated with properties we acquire could harm our business, financial condition, liquidity and results of operations.

Risks Related to Financing Our Business

Our growth depends on external sources of capital, which may not be available on favorable terms or at all. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with us, including secured lending, because we acquire properties used in the cultivation and production of medical-use cannabis. If this source of funding is unavailable to us, our growth may be limited and our levered return on the properties we purchase may be lower.

We expect to acquire additional real estate assets, which we intend to finance primarily through newly issued equity or debt. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable, due to global or regional economic uncertainty, changes in the state or federal regulatory environment relating to the medical-use cannabis industry, our own operating or financial performance or otherwise, to access capital markets on a timely basis and on favorable terms or at all.

Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions and the market's perception of our current and potential future earnings. If general economic instability or downturn leads to an inability to borrow at attractive rates or at all, our ability to obtain capital to finance the purchase of real estate assets could be negatively impacted. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with us, particularly secured lending, because we intend to acquire properties used in the cultivation and production of medical-use cannabis. If this source of funding is unavailable to us, our growth may be limited and our levered return on the properties we purchase may be lower.

If we are unable to obtain capital on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase. In addition, our ability to refinance all or any debt we may incur in the future, on acceptable terms or at all, is subject to all of the above factors, and will also be affected by our future financial position, results of operations and cash flows, which additional factors are also subject to significant uncertainties, and therefore we may be unable to refinance any debt we may incur in the future, as it matures, on acceptable terms or at all. All of these events would have a material adverse effect on our business, financial condition, liquidity and results of operations.

Any future indebtedness reduces our cash available for distribution and may expose us to the risk of default.

Payments of principal and interest on our borrowings that we may incur in the future may leave us with insufficient cash resources to operate the properties that we expect to acquire. Our level of debt and the limitations imposed on us by debt agreements could have significant material and adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, or at all;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of the properties that we expect to acquire, possibly on disadvantageous terms;

62

•	we may default on our obligations or violate restrictive covenants, in which case the lenders may accelerate these debt obligations; and

•	our default under any loan with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flow, and our ability to make distributions to our stockholders could be materially and adversely affected.

Risks Related to Our Organization and Structure

We are dependent on our key personnel for our success.

We depend upon the efforts, experience, diligence, skill and network of business contacts of our senior management team, and our success will depend on their continued service. The departure of any of our executive officers or key personnel could have a material adverse effect on our business. If any of our key personnel were to cease their employment, our operating results could suffer. Further, we do not intend to maintain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

We believe our future success depends upon our senior management team's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our common stock may decline.

Furthermore, we may retain independent contractors to provide various services for us, including administrative services, transfer agent services and professional services. Such contractors have no fiduciary duty to us and may not perform as expected or desired.

Our senior management team would manage our portfolio subject to very broad investment guidelines.

Our senior management team will have broad discretion over our investments, and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in periodic filings with the SEC. We will rely on the senior management team's ability to execute acquisitions and dispositions of medical-use cannabis facilities, subject to the oversight and approval of our board of directors. Our senior management team will be authorized to pursue acquisitions and dispositions of real estate investments in accordance with very broad investment guidelines, subject to approval of our board of directors.

Our board of directors may change our investment objectives and strategies without stockholder consent.

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•	change our name;

•	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

•	increase or decrease the aggregate number of shares of stock that we have the authority to issue;

•	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and

•	effect certain reverse stock splits;

•	our liquidation and dissolution; and

•	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

62

All other matters are subject to the discretion of our board of directors.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our Articles of Incorporation permits our board of directors to authorize us to issue additional shares of our authorized but unissued common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our Articles of Incorporation to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Severance agreements with our executive officers could be costly and prevent a change in our control.

The severance agreements that we entered into with our executive officers provide that, if their employment with us terminates under certain circumstances (including upon a change in our control), we may be required to pay them significant amounts of severance compensation, including accelerated vesting of equity awards, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in our control that might involve a premium paid for our common stock or otherwise be in the best interests of our stockholders.

Because of our holding company structure, we depend on our Operating Partnership and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general and limited partnership interests in our Operating Partnership. We conduct, and intend to conduct, all of our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership's subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our Operating Partnership's and its subsidiaries' liabilities and obligations have been paid in full. Furthermore, U.S. bankruptcy courts have generally refused to grant bankruptcy protections to cannabis businesses.

Our Operating Partnership may issue additional limited partnership interests to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and would have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

We are the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the outstanding partnership interests in our Operating Partnership. We may, in connection with our acquisition of properties or otherwise, cause our Operating Partnership to issue additional limited partnership interests to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because our stockholders will not directly own any interest in our Operating Partnership, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

62

If we issue limited partnership interests in our Operating Partnership in exchange for property, the value placed on such partnership interests may not accurately reflect their market value, which may dilute your interest in us.

If we issue limited partnership interests in our Operating Partnership in exchange for property, the per unit value attributable to such interests will be determined based on negotiations with the property seller and, therefore, may not reflect the fair market value of such limited partnership interests if a public market for such limited partnership interests existed. If the value of such limited partnership interests is greater than the value of the related property, your interest in us may be diluted.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

We intend to enter into indemnification agreements with each of our executive directors and officers that provide for indemnification to the maximum extent permitted by Nevada law.

The requirements of being a public company impose costs and demands upon our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

Complying with the reporting and other regulatory requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") is time-consuming and costly. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have committed additional resources and provided additional management oversight. We expect these resources and management oversight requirements to continue. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), we benefit from certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as these exemptions cease to apply.

We plan to continue to operate our business so that we are not required to register as an investment company under the Investment Company Act.

We intend to engage primarily in the business of investing in real estate and we have not and do not intend to register as an investment company under the Investment Company Act. If our primary business were to change in a manner that would require us register as an investment company under the Investment Company Act, we would have to comply with substantial regulation under the Investment Company Act which could restrict the manner in which we operate and finance our business and could materially and adversely affect our business operations and results.

Risks Related to Our Common Stock

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

62

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTC Pink Market operated by the OTC Market’s Group, Inc. under the symbol “NIHK”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of the NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

•	changes in government policies, regulations or laws;

•	our ability to make acquisitions on preferable terms or at all;

•	the performance of our current properties and additional properties that we acquire;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	actual or anticipated accounting problems;

•	publication of research reports about us, the real estate industry or the cannabis industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we may incur in the future;

•	interest rate changes;

•	additions to or departures of our senior management team;

•	speculation in the press or investment community or negative press in general;
•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	refusal of securities clearing firms to accept deposits of our securities;

•	the realization of any of the other risk factors presented in this report;

•	actions by institutional stockholders;

•	price and volume fluctuations in the stock market generally; and

•	market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.

Market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your conversion price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

62

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
●

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The application of Rule 144 creates some investment risk to potential investors; for example, existing shareholders may be able to rely on Rule 144 to sell some of their holdings, driving down the price of the shares you purchased.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

62

●	1% of the total number of securities of the same class then outstanding (shares of common stock as of the date of this Report); or
●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Frank I Igwealor, our majority stockholder, director and executive officer, owns a large percentage of our voting stock, which allows her to exercise significant influence over matters subject to stockholder approval.

Frank I Igwealor, our majority stockholder, director and executive officer, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In particular, because our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a director, Mr. Igwealor, who controls 60% of our voting stock as of November 21, 2019, will be able to exert such influence. This shareholder may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other shareholders. This significant concentration of stock and voting ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We do not intend to pay dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” and we benefit from certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate our company. In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. If some investors find our common stock and existing preferred stock less attractive as a result, there may be a less active trading market for our common stock and existing preferred stock, and corresponding stock prices may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company,” which in certain circumstances could be up to five years.

We may enter into acquisitions and take actions in connection with such transactions that could adversely affect our business and results of operations.

Our future growth rate depends in part on our selective acquisition of additional businesses and assets. We may be unable to identify suitable targets for acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, any credit agreements or credit facilities that we may enter into in the future may restrict our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

62

●	using a significant portion of our available cash;
●	issuing equity securities, which would dilute current stockholders’ percentage ownership;
●	incurring substantial debt;
●	incurring or assuming contingent liabilities, known or unknown;
●	incurring amortization expenses related to intangibles; and
●	incurring large accounting write-offs or impairments.

We may also enter into joint ventures, which involve certain unique risks, including, among others, risks relating to the lack of full control of the joint venture, potential disagreements with our joint venture partners about how to manage the joint venture, conflicting interests of the joint venture, requirement to fund the joint venture and its business not being profitable.

In addition, we cannot be certain that the due diligence investigation that we conduct with respect to any investment or acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. For example, instances of fraud, accounting irregularities and other deceptive practices can be difficult to detect. Executive officers, directors and employees may be named as defendants in litigation involving a company we are acquiring or have acquired. Even if we conduct extensive due diligence on a particular investment or acquisition, we may fail to uncover all material issues relating to such investment, including regarding controls and procedures of a particular target or the full scope of its contractual arrangements. We rely on our due diligence to identify potential liabilities in the businesses we acquire, including such things as potential or actual lawsuits, contractual obligations or liabilities imposed by government regulation. However, our due diligence process may not uncover these liabilities, and where we identify a potential liability, we may incorrectly believe that we can consummate the acquisition without subjecting ourselves to that liability. Therefore, it is possible that we could be subject to litigation in respect of these acquired businesses. If our due diligence fails to identify issues specific to an investment or acquisition, we may obtain a lower return from that transaction than the investment would return or otherwise subject ourselves to unexpected liabilities. We may also be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of December 31, 2018, there were no unresolved SEC comments issued to the Company.

ITEM 2.	PROPERTIES

The Company currently office space provided gratis by Cannabinoid Biosciences, Inc., located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501 as our corporate headquarters. The office space is not subject to a lease. As of the date of this Annual Report, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We currently do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

62

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market for Common Equity

Our common stock trades on the Over the Counter Bulletin Board ("OTCBB") under the symbol "NIHK". The high and low bid quotations for our common stock were as follows for the periods below (as reported by OTC Market Pink Sheet).

The quotations below reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions:

Fiscal Year Ended on December 31, 2018	High Bid	Low Bid
1 st Quarter	0.0007	0.0007
2 nd Quarter	0.0017	0.0017
3 rd Quarter	0.0009	0.0009
4 th Quarter	0.0008	0.0004

Fiscal Year Ended on December 31, 2017	High Bid	Low Bid
1 st Quarter	0.0006	0.0006
2 nd Quarter	0.0006	0.0005
3 rd Quarter	0.0009	0.0006
4 th Quarter	0.0006	0.0003

(b)   Security Holders

The number of record holders of our common stock at December 31, 2018 was 165 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c)    Dividends

There have been no cash dividends declared or paid on the Company’s common stock since the inception of the Company, and no cash dividends are contemplated in the foreseeable future. The Company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries.

Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities

On October 29, 2019, the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) of the company for an agreed upon purchase price to Community Economic Development Capital LLC, a California limited liability company. The Special preferred share controls 60% of the company’s total voting rights. The issuance of the preferred share to Community Economic Development Capital LLC gave to Community Economic Development Capital LLC, the controlling vote to control and dominate the affairs of the company going forward.  The purchase was made pursuant to the exemption from registration including, but not limited to, Section 506 of Reg. D and Section 4.1.

62

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

Purchases of Equity Securities by Registrant and Affiliated Purchasers

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected.

General

Video River Networks, Inc. (“NIHK”), previously known as Nighthawk Systems Inc., a Nevada corporation (OTC: NIHK), (the “Company”) used to be a provider of wireless and IP-based control solutions for the utility and hospitality industries. Since 2002, the Company’s Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices. The Set Top Box Division, acquired in October 2007, enables hotels to provide in-room high definition television (“HDTV”) broadcasts, integrated with video-on-demand, and customized guest services information.

On October 29, 2019, the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) of the company for an agreed upon purchase price to Community Economic Development Capital LLC, (“CED Capital”) a California limited liability company. The Special preferred share controls 60% of the company’s total voting rights. The issuance of the preferred share to Community Economic Development Capital LLC gave to Community Economic Development Capital LLC, the controlling vote to control and dominate the affairs of the company going forward.

62

Pursuant to the sale of this Special 2019 series A preferred share to CED Capital, all of the company’s officers resigned and Mr. Frank I Igwealor, JD, CPA, CMA, CFM was elected the President and Chief Executive Officer, Chief Financial Officer, and Company Secretary of the company.  Mr. Igwealor and Ms. Patience C. Ogbozor were also elected as new directors of the Company.

Following the completion of above mentioned transactions, the company pivoted the business model of NIHK to become a specialty real estate holding company for specialized assets including hemp and cannabis farms, dispensaries, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services to the CBD and the legal cannabis industry.  Because our principal is a California Real Estate Broker, NIHK will become a leader in providing real estate focused on hemp and cannabis growth, to the public markets.

Furthermore, we are now, an internally-managed real estate holding company focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated state-licensed cannabis facilities. We plan to acquire our properties through sale-leaseback transactions and third-party purchases. We expect to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

We plan to conduct our business through a traditional umbrella partnership real estate holding company, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We shall be the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership. Our property acquisitions would target all the states where medical-use marijuana has been legalized.

Critical Accounting Policies, Estimates and New Accounting Pronouncements

Management's discussion and analysis of its financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those stated in our financial statements and those listed below:

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had zero cash flows from operations for the twelve months ended December 31, 2018 and 2017.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

Recently Adopted Accounting Standards

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability, on a discounted basis, and a right-of-use asset for substantially all leases, as well as additional disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provides an optional transition method of applying the new lease standard.

62

In considering its qualitative disclosure obligations under ASC 842-20-50-3, the Company determined that it has no leases subject to treatment under ASC 842-20-50-3.

The adoption of this guidance resulted in no significant impact to our results of operations or cash flows.

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. As we have no operations at this time that generate revenue, we determined that upon adoption of ASC 606 there were no adjustments converting from ASC 605 to ASC 606.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2018 and December 31, 2017, due to cumulative losses, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2018 and December 31, 2017, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Loss Contingencies

Consistent with ASC 450-20-50-1C, if the Company determines that there is a reasonable possibility that a material loss may have been incurred, or is reasonably estimable, regardless of whether the Company accrued for such a loss (or any portion of that loss), the Company will confer with its legal counsel, consistent with ASC 450. If the material loss is determinable or reasonably estimable, the Company will record it in its accounts and as a liability on the balance sheet. If the Company determines that such an estimate cannot be made, the Company's policy is to disclose a demonstration of its attempt to estimate the loss or range of losses before concluding that an estimate cannot be made, and to disclose it in the notes to the financial statements under Contingent Liabilities.

Net Income (Loss) Per Common Share

We report net income (loss) per common share in accordance with ASC 260, “Earnings per Share.” This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

Related Party Transactions

62

We follow ASC subtopic 850-10, “Related Party Transactions,” for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Results of Operations

Comparison of Fiscal Years 2018 and 2017

Our general and administrative expenses were $0.00 for the twelve months ended December 31, 2019, versus $0.00 for the same period in 2017.  We do not have enough information to recognize either revenue or expenses in the periods under review.

Liquidity and Capital Resources

Comparison of Fiscal Years 2018 and 2017

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the year ended December 31, 2018, we reported a net loss of $0.00 and an accumulated deficit of $19,113,872 as of December 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

Future financing of our operation depends largely on our controlling shareholder, Community Economic Development Capital LLC, advancing most or all of our operating budget.

We have not established operations and will be dependent upon obtaining financing to pursue any future extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

62

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Contractual Obligations

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in certain interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The unaudited consolidated financial statements of Video River Networks, Inc. including the notes thereto, are presented beginning at page F-1 and are incorporated by reference herein.

VIDEO RIVER NETWORKS, INC.

UNAUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DEC. 31, 2018 AND 2017

62

VIDEO RIVER NETWORKS, INC.

FINANCIAL STATEMENTS

C O N T E N T S

PAGE

BALANCE SHEETS AS OF DECEMBER 31, 2018 AND 2017	F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017	F-4

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017	F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017	F-6

NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017	F-7 – F-13

62

VIDEO RIVER NETWORKS, INC.
BALANCE SHEETS UNAUDITED
As of December 31, 2018 and 2017

	DECEMBER 31,
	2018		2017
ASSETS
Current Assets
Cash and Cash Equivalents	$		$0
Total Current Assets		0	0

Total Assets		$0	$0

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts Payable		$0	$0
Accruals - Related Parties		0	0
Loans – Unrelated Parties		0	0

Total Current Liabilities		0	0

Total Liabilities		0	0

Shareholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding		—	—
Common Stock, $0.001 par value, 200,000,000 shares authorized, 139,153,206 issued and outstanding		139,153	139,153
Additional Paid-In Capital		18,974,719	18,974,719
Accumulated Deficit		(19,113,872)	(19,113,872)

Total Shareholders' Deficit		—	—

Total Liabilities and Shareholders' Deficit		$—	$—

The accompanying notes are an integral part of these audited financial statements

62

VIDEO RIVER NETWORKS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
Years Ended December 31, 2018 and 2017

	DECEMBER 31,
	2018	2017

REVENUE	$—	$—

EXPENSES

General and administrative expenses	0	0

Total Expenses	0	0

OPERATING LOSS	0	0

OTHER INCOME
Gain on settlement of liabilities	0	0

INCOME (LOSS) BEFORE TAXES	0	0

TAXES	—	—

NET INCOME (LOSS)	$0	$0

Net Income (Loss) per Common Share: Basic and Diluted	$0.00	$0.00

Weighted Average Common Shares Outstanding: Basic and Diluted	139,153,206	139,153,206

The accompanying notes are an integral part of these unaudited financial statements

62

VIDEO RIVER NETWORKS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)
Years Ended December 31, 2018 and 2017

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	85,681,150	$85,681	$9,719,022	$(11,725,011)	$(1,920,308)
Common Stock issued upon conversion of notes payable	35,919,991	35,920	1,314,700		1,350,620
Common Stock issued for cash	3,661,526	3,662	247,600		251,262
Common stock issued in satisfaction of convertible debt and accrued interest	6,420,393	6,420	399.368		405,788
Balances, December 31, 2007	134,433,060	134,433	13,423,111	-15,013,048	3,630,797
Conversions to Common stocks in 2008	4,080,667	4,081	142,033		146,114
Net Loss in 2008				-4,100,824	-4,100,824
September 2009 adjustment	639,479	639	5,409,757
Balance, December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$(42,982)

The accompanying notes are an integral part of these unaudited financial statements

62

VIDEO RIVER NETWORKS, INC.
STATEMENTS OF CASHFLOWS (UNAUDITED)
Years Ended December 31, 2018 and 2017

	DECEMBER 31,
	2018	2017

Cash Flows from Operating Activities:
Net Income (Loss)	$0	$0
Adjustments to reconcile net income (loss) to
net cash used in operating activities:

Net Cash Flows Used in Operating Activities	0	0

Net Cash Flows from Investing Activities	0	0

Net Cash Flows from Financing Activities

New Cash Flows from Financing Activities	0	0

Net Change in Cash:	0	0

Beginning cash:

Ending Cash:	$0	$0

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$0	$0
Shares issued to settle accruals - related parties	$0	$0

The accompanying notes are an integral part of these unaudited financial statements

62

VIDEO RIVER NETWORKS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Video River Networks, Inc., a Nevada corporation, (“Video River Networks, Inc.,” “the Company,” “We," "Us" or “Our’), previously known as Nighthawk Systems Inc., a Nevada corporation (OTC: NIHK), (the “Company”) used to be a provider of wireless and IP-based control solutions for the utility and hospitality industries. Since 2002, the Company’s Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices. The Set Top Box Division, acquired in October 2007, enables hotels to provide in-room high definition television (“HDTV”) broadcasts, integrated with video-on-demand, and customized guest services information.

As further discussed below in Note 10. Subsequent Events below, On October 29, 2019, the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) of the company for an agreed upon purchase price to Community Economic Development Capital LLC, (“CED Capital”) a California limited liability company. The Special preferred share controls 60% of the company’s total voting rights. The issuance of the preferred share to Community Economic Development Capital LLC gave to Community Economic Development Capital LLC, the controlling vote to control and dominate the affairs of the company going forward.

Pursuant to the sale of this Special 2019 series A preferred share to CED Capital, all of the company’s officers resigned and Mr. Frank I Igwealor, JD, CPA, CMA, CFM was elected the President and Chief Executive Officer, Chief Financial Officer, and Company Secretary of the company.  Mr. Igwealor and Ms. Patience C. Ogbozor were also elected as new directors of the Company.   Furthermore, following the completion of above mentioned transactions, the company pivoted the business model of NIHK to become a specialty real estate holding company for specialized assets including hemp and cannabis farms, dispensaries, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services to the CBD and the legal cannabis industry.  Because our principal is a California Real Estate Broker, NIHK will become a leader in providing real estate focused on hemp and cannabis growth, to the public markets.

As of the date of this filing, the Company has no current business operations.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the year ended December 31, 2018, we reported zero income and an accumulated deficit of $19,113,872 as of December 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

62

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The Company has elected a calendar year of December 31 year-end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2018 and 2017, we did not maintain any balance of cash equivalents.

Financial Instruments

The estimated fair values for financial instruments were determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amount of the our accounts payable and accruals, our accruals- related parties and loans – related parties approximate their fair values because of the short-term maturities of these instruments.

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

62

Our financial instruments consist of accounts payable and accruals and our accruals- related parties. The carrying amount of the out accounts payable and accruals, accruals- related parties and loans – related parties approximates their fair values because of the short-term maturities of these instruments.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Income Taxes:

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Uncertain Tax Positions:

We evaluate tax positions in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long term liabilities in the financial statements.

Revenue Recognition:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further revenue recognition guidance (collectively, “Topic 606”). Topic 606 clarifies the principles for recognizing revenues and costs related to obtaining and fulfilling customer contracts, with the objective of improving financial reporting. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates are required under Topic 606 than were required under the prior generally accepted accounting principles of Topic 605, Revenue Recognition (“Topic 605”).

During the years ended December 31, 2018 or 2017, we did not recognize any revenue.

62

Advertising Costs:

We expense advertising costs when advertisements occur.  No advertising costs were incurred during the year ended December 31, 2018 or 2017.

Stock Based Compensation:

The cost of equity instruments issued to non-employees in return in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” for goods and services is measured by the fair value of the goods or services received or the measurement date fair value of the equity instruments issued, whichever is the more readily determinable. Measurement date for non-employees is the earlier of performance commitment date or the completion of services. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued in accordance with ASC 718 “Compensation - Stock Compensation.”

Net Loss per Share Calculation:

Basic net loss per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2018 or 2017.

Subsequent Events:

We have evaluated all transactions from December 31, 2018 through the date these financial statements were issued for subsequent event disclosure consideration. See Note 10. Subsequent Events.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUALS

N/A

NOTE 5. ACCRUALS - RELATED PARTIES

N/A

NOTE 6. LOANS- RELATED PARTIES

N/A

NOTE 7. INCOME TAXES

62

We did not provide any current or deferred US federal income tax provision or benefit for any of the periods presented in these financial statements because we have accumulated substantial operating losses since inception.  When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit.  We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2018 and 2017 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

Year ended December 31,
	2018	2017

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%

Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

Year ended December 31,
	2018	2017

Tax credit (expense) at statutory rate (26%)	$0	$0
Increase in valuation allowance	0)	0)

Net deferred tax assets	$—	$—

There was no change in valuation allowance for the years ended December 31, 2018 and 2017 respectively.

As of December 31, 2018, the Company had a federal net operating loss carryforward of approximately $19,113,872. The annual offset of this carryforward loss against any future taxable profits will be substantially limited under the provisions of Internal Revenue Code Section 381.

62

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings the years ended December 31, 2018 and 2017, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We were not subject to any contractual obligations during the years ended December 31, 2018 and 2017.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2018, we were authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the years ended December 31, 2018 and 2017.

Common Stock

As of December 31, 2018, we were authorized to issue 200,000,000 shares of common stock with a par value of $0.001.

Year ended December 31, 2018

As of December 31, 2018, we issued 139,153,206 shares of our common stock to more than 171 shareholders.

Warrants

No warrants were issued or outstanding during the years ended December 31, 2018 and 2017.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2018 through the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required, other than as disclosed below.

On October 29, 2019, the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) of the company for an agreed upon purchase price to Community Economic Development Capital LLC, (“CED Capital”) a California limited liability company. The Special preferred share controls 60% of the company’s total voting rights. The issuance of the preferred share to Community Economic Development Capital LLC gave to Community Economic Development Capital LLC, the controlling vote to control and dominate the affairs of the company going forward.

62

Pursuant to the sale of this Special 2019 series A preferred share to CED Capital, all of the company’s officers resigned and Mr. Frank I Igwealor, JD, CPA, CMA, CFM was elected the President and Chief Executive Officer, Chief Financial Officer, and Company Secretary of the company.  Mr. Igwealor and Ms. Patience C. Ogbozor were also elected as new directors of the Company.   Furthermore, following the completion of above mentioned transactions, the company pivoted the business model of NIHK to become a specialty real estate holding company for specialized assets including hemp and cannabis farms, dispensaries, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services to the CBD and the legal cannabis industry.  Because our principal is a California Real Estate Broker, NIHK will become a leader in providing real estate focused on hemp and cannabis growth, to the public markets.

On November 13, 2019, subsequent to the hiring of Mr. Frank I. Igwealor as our Chairman and CEO, a Sign-On Bonus of 30.77 million shares of the company’s common stocks was awarded to him.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Pursuant to Exchange Act Rule 13a-15(b) our management has performed an evaluation of the effectiveness of our disclosure controls and procedures. The term disclosure controls and procedures as defined in Exchange Act Rule Rule 13a-15(e) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on its assessment, management concluded that as of December 31, 2018 our disclosure controls and procedures were ineffective. We plan to take measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive and financial accounting officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting.  Management’s assessment of internal control over financial reporting was conducted using the criteria in “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on its assessment, management has concluded that our internal controls over financial reporting are effective.

62

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

We are continuing our efforts to improve our internal controls over financial reporting.  Among other improvements, we shall implement a comprehensive ERP system that will improve the Company’s internal controls. As of the date of this Form 10K, management is unable to meaningfully determine the date the ERP system will be installed and become operational, but expects it to be installed in the second quarter of 2020.   The Company believes that full implementation of its new ERP System will improve disclosure controls and procedures by performing the following functions:

•	Maintain detailed records and produce comprehensive financial statements on a periodic basis allowing management to review and detect irregular financial activities;

•	Place different check-points on the progression of ordinary monetary activities of the business; and

•	Delineate individual and/departmental responsibilities and effectively separate respective departmental transactions so as to prevent occurrence of intentional misappropriation of funds.

Pending the implementation of the ERP system, we shall implement additional controls to ensure that our internal controls over financial reporting are effective.  These controls include:

•	All departments requesting funds must obtain written approval from the Chief Executive Officer or the Chairman of the Board before the accounting department may commence processing payments;

•

All fund transfer applications must be approved by the applicable department supervisor before the application may be processed. No one can authorize their own application. This is applicable to all staff including staff at the managerial level;

•	All fund transfer applications must be accompanied by supporting documentation, such as a copy of the relevant contract copy of the relevant invoice or stock pre-payment statement;

•

Stock purchases require the approval of the supervisor or manager of the relevant department, the approval of the accounts department, and a stock receipt and suppliers’ certification. Finally the application must be approved by the Chairman of the Board before funds may be released; and

•	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

ITEM 9B.	OTHER INFORMATION

None.

62

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	47	Chairman, Director and Chief Executive and Financial Officer	November 2019 to present
Mr. Patience Ogbozor	33	Director	October 2019 to present

*Age as at December 31, 2018.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our shareholders or until his respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Delaware Statues.  Our officers are appointed by our board of directors and hold office until removed by the board of directors or until their resignation.

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2018 is as follows:

Frank Igwealor, CPA, CMA, JD, MBA, MSRM is a financial manager with broad technical and management experience in accounting, finance, and business advisory.  Mr. Igwealor is a Certified Financial Manager, Certified Management Accountant, and Certified Public Accountant.

Frank has an extensive freelance consulting experience for the cannabis industry.  As a CPA, CMA, CFM consultant, Frank have provided top-level financial reporting, Accounting, SEC Reporting, Business Valuation, Mergers & Acquisitions, GAAP/ IFRS Conversion, Pre IPO/RTO Prep, 280E Tax, and Biological Assets Valuation to more than 26 cannabis businesses across 21 states.  Frank have substantial experience with Section 280E of the Internal Revenue Code, having worked for/with investors in the cannabis industry and helped them analyze the COGS and Operating expenses of dispensaries.  Frank has been part of a team that shepherded both big and small cannabis investments through the required audit and conducted all the filings to take them public through IPO, DPO or RTO transactions. I have worked with single dispensaries with cultivation as well as ROLL-UP of multiple dispensaries that wanted to achieve revenue scale at debut on the exchanges.  Frank has been an important part of the team that successfully delivered on the following:

•         Helped Cannabis business owners and investors with top-level financial reporting for SEC and Canadian Securities Exchanges (CSE), and investor consumption.

•         Consolidated dispensaries and cultivations and shepherd the consolidated holding company through GAAP and IFRS audit and get them listed on the US and Canadian exchanges.

•         Prepared complete audit packages, which includes workpapers and all necessary documentation. Frank does not do audits or any attest work. This is as a result of Sarbanes-Oxley legislation which prohibits auditors from preparing financial statements or conducting any accounting work for their clients.

•         Help dispensaries and cultivation owners to set up standardized (best practice) accounting and financial reporting systems.

62

•         Frank continues to have ongoing consulting project for legal-cannabis businesses such as managing the filing of Form 10-K , 10-Q and the associated audit, or just assisting on a technical accounting question such as providing a journal entry for a specific transaction.

Ms. Patience C. Ogbozor, President and CEO: Ms. Ogbozor joined Cannabinoid Biosciences in May 2015 as a Finance Manager and became the President and CEO in November 2018.  Ms. Ogbozor is the Chief Executive Officer, Director and controlling shareholder of the Company. Prior to joining the company, Ms. Ogbozor was with New Haven Pharmacy, Abuja, from 2013 to 2015.

Except for Patience and Frank who have spousal relationship, none of our directors are related to any of our other directors and none have any pending legal claims or litigation against them.

Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

The Company intends to establish a compensation committee of the board of directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Security Holders Recommendations to Board of Directors

We do not currently have a process for security holders to send communications to the board of directors. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to the Company at our executive offices.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

62

•

Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•

Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•

Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Please refer to Exhibit 14 for a copy of our Code of Ethics (English translation). We will provide a copy of our Code of Ethics, without charge, to any person who requests in writing to our corporate secretary at our principal executive offices.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Committee Interlocks and Insider Participation

As the Board of Directors does not have a Compensation Committee, the independent directors of the Board oversee the Company’s executive compensation program. We currently do not have independent directors on our Board.  Compensation for the CEO and the CFO is approved by the Independent Directors of the Board or the general Board. Compensation for other executive officers and senior management is determined by the CEO and CFO pursuant to the Board of Directors delegating to the CEO and CFO authority to do so.

Elements to Executive Compensation

The Company’s executive compensation program is designed to attract and retain executives responsible for the Company’s long-term success, to reward executives for achieving both financial and strategic company goals and to provide a compensation package that recognizes individual contributions as well as overall business results. The Company’s executive compensation program also takes into account the compensation practices of companies with whom Video River Networks, Inc. competes for executive talent.

62

The two components of the Company’s executive compensation program are base salary and annual discretionary bonuses. Overall compensation is intended to be competitive for comparable positions at peer companies.

Objectives. The objectives of the Company’s executive compensation policies are to attract and retain highly qualified executives by designing the total compensation package to motivate executives to provide excellent leadership and achieve Company goals; to align the interests of executives, employees, and stockholders by establishing cohesive management, financial, operation and marketing goals that reflect the Company’s strategic growth plan; and to provide executives with reasonable security, through retirement plan and annual discretionary bonuses that motivate them to continue employment with the Company and achieve goals that will make the Company thrive and remain competitive in the long-run.

Linkage between compensation programs and Company objective and values. We link executive compensation closely with the Company objectives, which we believe are dependent on the level of employee engagement, operational excellence, cost management and profitability achieved. Currently, the primary quantifiable measurement of operational excellence for the Company is the achievement of profitability, which is directly related to increasing annual revenue. Executives’ annual performance evaluations are based in part on their achievement of the aforementioned goals and in part on revenue targets that may be established by the Board of Directors at the beginning of each fiscal year. The Board of Directors has not set a specific revenue goal for the award of bonuses for fiscal 2008. The Company currently does not have a defined non-equity incentive plan in place for its named executives. Instead, the disinterested members of the Board of Directors determine if any annual discretionary bonuses should be awarded to named executives in conjunction with the named executives’ annual performance evaluations. As indicated in the table below, during the last three fiscal years, the Board of Directors has not elected to award any annual discretionary bonuses to any named executives.

The roles of various elements of compensation. Executive compensation includes base salary, annual discretionary bonuses awarded by the Board of Directors in conjunction with named executives’ annual performance evaluations and other annual compensation granted under the noncontributory defined benefit retirement plan. Collectively, the Board’s objective is to ensure a total pay package that is appropriate given the performance of both the Company and the individual named executive.

Governance practices concerning compensation. The Board of Directors has implemented a number of procedures that the Board follows to ensure good governance concerning compensation. These include setting CEO and CFO salaries, authorizing the CEO or the CFO to determine the salaries of presidents and vice presidents, including Mrs. Huang, President of Shanghai operations, establishing annual goals for the Company, reviewing proposals for stock incentive plans, exercising fiduciary responsibilities over retirement plans, overseeing management development and succession planning, and keeping adequate records of its activities.

Base Salary

Each executive’s base salary is initially determined with reference to competitive pay practices of peer companies (where such information is publicly available) and is dependent upon the executive’s level of responsibility and experience. The Board uses its discretion, rather than a formal weighting system, to evaluate these factors and to determine individual base salary levels. Thereafter, base salaries are reviewed periodically, and increases are made based on the Board of Director’s subjective assessment of individual performance, as well as the factors discussed above.

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2018, our executive officers were not awarded bonuses.

Summary Compensation Table

62

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Mr. Frank I Igwealor	2018	0	—	—	—	—	—	0	(iv)	0
Chair, CEO, CFO	2017	0	—	—	—	—	—	0	(v)	0
	2016	0	—	—	—	—	—	0	(vi)	0

Notes:

(i)

(ii)

(iii)

(iv)

(v)

(vi)

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2018. The Company has never granted any stock options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock by (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director and named executive officer (defined above) individually; and (iii) all directors and executive officers as a group. Beneficial ownership of common stock has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 of the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended. These rules provide, among other things, that a person is deemed to be the beneficial owner of common stock if such person, directly or indirectly, has or shares voting power or investment power with respect to the common stock or has the right to acquire such ownership within sixty days after the date of this registration statement.

Title of Class		Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common stock	(a)	H. Douglas Saathoff	3,448,324	2.5%
Common stock	(b)	Raymond G. Romero	525,000	0.4%
Common stock	(c)	Michael Mayer	522,000	0.4%
Common stock	(d)	Directors and officers as a group	4,495,324	3.3%

62

NOTES:

(a)    Includes 500,000 options exercisable at $0.22 per share and 2,500,000 options exercisable at $0.07 per share.

(b)   Includes 500,000 options exercisable wit at $0.07 per share and 25,000 options exercisable at $0.22 per share.

(c)    Consists of 500,000 options exercisable at $0.04 per share.

(d)   As reported on 12/31/2008 and based on 139,153,206 shares of common stock outstanding as at December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  None

Policy and Procedures with Respect to Related Person Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

We recognize that Related Person Transactions may raise questions among shareholders as to whether those transactions are consistent with the best interests of the Company and its shareholders. (Related Person Transaction is defined as a transaction, arrangement or relationship in which we were, are or will be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets for the last two fiscal years, and in which any Related Person (defined below) had, has or will have a direct or indirect interest.)  It is our policy to enter into or ratify Related Person Transactions only when the Board of Directors determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of the Company and its shareholders, including but not limited to situations where we may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when we provide products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally.

“Related Person” is defined as follows:

1.	any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company;

2.	any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities;

3.

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and

4.

any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

62

Directors and executive officers are required to submit to the Board of Directors, acting in its role as audit committee, a list of immediate family members and a description of any current or proposed Related Person Transactions on an annual basis and provide updates during the year.

In our review of any Related Person Transactions, the Board of Directors must consider all of the relevant facts and circumstances available to it, including (if applicable) but not limited to: the benefits to the Company; the impact on a director’s independence in the event the Related Person is a director, an immediately family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. No member of the Board of Directors may participate in any review, consideration or approval of any Related Person Transaction with respect to which such member or any of his or her immediate family members is the Related Person. The Board of Directors will approve or ratify only those Related Person Transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Board of Directors determines in good faith. The Board of Directors will convey the decision to the Chief Executive Officer or the Chief Financial Officer, who will convey the decision to the appropriate persons within the Company.

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Audit fees	$0	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$0	$0

Audit-Related Fees

No audit-related fees were incurred in 2018 or 2017.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

62

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for products and services provided by our principal independent accountants was $0.

Pre-Approval Policies and Procedures

Our board of directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.	EXHIBITS

Item 15(a)

EXHIBIT NO	DESCRIPTION
24	Power of Attorney is included on the signature page in this Annual Report on this Form 10-K.
31.1	Rule 13a-14(a)/15d - 14(a) Certification of Frank I Igwealor, Chief Executive Officer of Video River Networks, Inc., filed herewith.
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)

None

62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2019	VIDEO RIVER NETWORKS, INC.

	By:	/s/ Frank I Igwealor
		Name:	Frank I Igwealor
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor Frank I Igwealor	Chief Executive Officer, Chief Financial Officer, President, Director	November 21, 2019
(Principal Executive Officer) (Principal Financial Officer)

62

Exhibit 31.1

I, Frank I Igwealor, certify that:

1. I have reviewed this annual report on Form 10-K for fiscal year ended December 31, 2018 of Video River Networks, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. As the registrant’s certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. As the registrant’s certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:    /s/ Frank I Igwealor

Frank I Igwealor

Principal Executive Officer

Date: November 21, 2019

62

Exhibit 31.2

I, Frank I Igwealor, certify that:

1. I have reviewed this annual report on Form 10-K for fiscal year ended December 31, 2018 for Video River Networks, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. As the registrant’s other certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. As the registrant’s certifying officer I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:    /s/ Frank I Igwealor

Frank I Igwealor

Principal Financial Officer

Date: November 21, 2019

62

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Video River Networks, Inc. (the “Company”) for the year ending December 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Frank I Igwealor, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 21, 2019	By: /s/ Frank I Igwealor
Frank I Igwealor
Chief Executive Officer, Chief Financial Officer

This certification accompanies each Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.