Form 10-K/A
period 2018-12-31
Video River Networks, Inc.
filed 2019-11-26
CIK 1084475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

6500

(Primary Standard Industrial Classification Code Number)

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

Our Target Markets

Our target markets include states that permit cannabis cultivation for medical use. As of December 31, 2018, we owned zero properties located in Arizona, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania. According to the National Conference of State Legislatures, as of December 31, 2018, 33 states and the District of Columbia have legalized cannabis for medical use.

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

*Age as at December 31, 2018.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our shareholders or until his respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Statues.  Our officers are appointed by our board of directors and hold office until removed by the board of directors or until their resignation.

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