Form 10-K
period 2019-12-31
Video River Networks, Inc.
filed 2020-06-15
CIK 1084475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-30786

Video River Networks, Inc.
(Exact name of registrant as specified in its Charter)

Nevada	87-0627349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Amapola Ave., Suite 200A
Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of December 31, 2019, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $556,613 using the average bid and ask price on that day of $0.0040.

As at December 31, 2019, the number of shares of common stock issued and outstanding was 169,922,436.

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

When we use the terms “NIHK,” “we,” “us,” “our,” and “the company,” we mean Video River Networks, Inc., a Nevada corporation.

Corporate History

Video River Networks, Inc. (“NIHK,” “PubCo” or “Company”), previously known as Nighthawk Systems Inc., a Nevada corporation, used to be a provider of wireless and IP-based control solutions for the utility and hospitality industries. Since 2002, the Company’s Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices. The Set Top Box Division, acquired in October 2007, enables hotels to provide in-room high definition television (“HDTV”) broadcasts, integrated with video-on-demand, and customized guest services information.

On August 14, 2009, the Company filed Form 15D, Suspension of Duty to Report, and as a result, the Company was not required to file any SEC forms since August 14, 2009.

On October 29, 2019, Video River Networks, Inc. sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) of the company for an agreed upon purchase price to Community Economic Development Capital LLC, (“CED Capital”) a California limited liability company CED. The Special preferred share controls 60% of the company’s total voting rights and thus, gave to CED Capital the controlling vote power to control and dominate the affairs of the company theretofor.  Upon the closing of the transaction, the business of CED Capital was merged into the Company and CED Capital became a wholly owned subsidiary of the Company.

Following the completion of above mentioned transactions, the Company pivoted its business model to become a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, hemp and cannabis farms, dispensaries facilities, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services.  Because our principal is a California Real Estate Broker, NIHK aspires to qualify as a Real Estate Investment Trust in the near future and lead in providing real estate focused on hemp and medial-cannabis growth, to the public markets.

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

Following the change of control transaction listed above, the Company appointed Mr. Frank I Igwealor as President and CEO.  Our corporate office is located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Our telephone number is (310) 895-1839

As of December 31, 2019, we had no W-2 employee, but three of our officers and directors provide all the services without pay until we formally enter into employment contract with them as full-time employees.

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

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States. Additionally, our specialized industrial property strategy is to acquire and own a portfolio of specialized industrial properties, including multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated medical-use cannabis industry. This strategy includes the following components:

•

Owning Specialized Real Estate Properties and Assets for Income.  We intend to primarily acquire multifamily housings, economic development real estates, hemp farms, CBD processing facilities and multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities leased licensed growers who will continue their cultivation operations after our acquisition of the property. We expect to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.

•

Owning Specialized Real Estate Properties and Assets for Appreciation.  We intend to primarily lease our acquired properties under long-term, triple-net leases. However, from time to time, we may elect to sell one or more properties if we believe it to be in the best interests of our stockholders. Accordingly, we will seek to acquire properties that we believe also have potential for long-term appreciation in value.

•

Expanding into Additional States Permit Medical-Use Cannabis Cultivation and Production.  We intend to acquire properties in the United States, with a focus on states that permit cannabis cultivation for medical use.

•	Affordable Housing. Our motto is: “acquiring distressed/troubled properties, securing generous government subsidies, empowering low-income families, and generating above-market returns to investors.”
•	Preserving Financial Flexibility on our Balance Sheet. We intend to focused on maintaining a conservative capital structure, in order to provide us flexibility in financing our growth initiatives.

As of December 31, 2019, we owned three investment properties in California, and we expect to continue to expand to other real estate asset classes including hemp and multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities.  We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring tenants’ satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe a web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by property type so lease expirations are matched to each property's seasonal rental patterns. We generally offer leases ranging from twelve to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to tenants' changing needs and a high level of satisfaction.

Our Affordable Housing Target Markets

Our multifamily affordable housing target market is focused on urban and suburban neighborhoods in California, Nevada and Maryland and other highly urbanized states.  We are also open to acquiring properties in opportunity zone multifamily properties that includes most urban neighborhoods of the United States, including underserved suburbs of major cities across the country.

Research Driven Approach to Investments – The Company believes that successful real estate investment decisions and portfolio growth begin with extensive regional economic research and local market knowledge. The Company continually assesses markets where the Company operates, as well as markets where the Company considers future investment opportunities by evaluating markets and focusing on the following strategic criteria:

•	Major metropolitan areas that have regional population in excess of one million;

•

Constraints on new supply driven by: (i) low availability of developable land sites where competing housing could be economically built; (ii) political growth barriers, such as protected land, urban growth boundaries, and potential lengthy and expensive development permit processes; and (iii) natural limitations to development, such as mountains or waterways;

•	Rental demand enhanced by affordability of rents relative to costs of for-sale housing; and

•	Housing demand based on job growth, proximity to jobs, high median incomes and the quality of life including related commuting factors.

Recognizing that all real estate markets are cyclical, the Company regularly evaluates the results of its regional economic, and local market research, and adjusts the geographic focus of its portfolio accordingly. The Company seeks to increase its portfolio allocation in markets projected to have the strongest local economies and to decrease allocations in markets projected to have declining economic conditions. Likewise, the Company also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease allocations in markets that have inflated valuations and low relative yields.

Multifamily Property Operations – The Company intends to manage its multifamily properties by focusing on activities that may generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation.  The Company intends to achieve this by utilizing the strategies set forth below:

•	Property Management – Oversee delivery and quality of the housing provided to our tenants and manage the properties financial performance.

•	Capital Preservation – The Company's asset management services are responsible for the planning, budgeting and completion of major capital improvement projects at the Company’s multifamily properties.

•

Business Planning and Control – Comprehensive business plans are implemented in conjunction with significant investment decisions. These plans include benchmarks for future financial performance based on collaborative discussions between on-site managers, the operations leadership team, and senior management.

•

Development and Redevelopment – The Company focuses on acquiring and developing apartment multifamily properties in supply constrained markets, and redeveloping its existing multifamily properties to improve the financial and physical aspects of the Company’s multifamily properties.

 Our Specialized Industrial Properties Target Markets

The target market for our CBD processing facilities, hemp farms and licensed-medical cannabis facilities include states that permit cannabis cultivation for medical use. As of December 31, 2019, we owned three properties in any of the states where medical-use cannabis has been legalized such as Arizona, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania. According to the National Conference of State Legislatures, As of December 31, 2019, 33 states and the District of Columbia have legalized cannabis for medical use.

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

We believe we are well positioned in our current markets and have the expertise to take advantage of new opportunities as they arise. These capabilities, combined with what we believe is a conservative financial structure, should allow us to concentrate our growth efforts toward selective opportunities to enhance our strategy of having a geographically diverse portfolio of assets which meet the requirements of our tenants.

We continue to operate in our core markets which we believe provides an advantage due to economies of scale. We believe, where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing multiple properties in the same market. However, consistent with our goal of generating sustained earnings growth, we intend to selectively dispose of properties and redeploy capital for various strategic reasons, including if we determine a property cannot meet our long-term earnings growth expectations.

We try to maximize capital appreciation of our properties by investing in markets characterized by conditions favorable to multifamily property appreciation. These markets generally feature the following:

•	Strong economic growth leading to household formation and job growth, which in turn should support higher demand for our properties; and
•	An attractive quality of life, which may lead to higher demand and retention for our properties and allow us to more readily increase rents.

Subject to market conditions, we intend to continue to seek opportunities to develop new multifamily properties, and to redevelop, reposition and acquire existing multifamily properties. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.

We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowing, proceeds from property dispositions, other unsecured borrowings, or secured mortgages.

Maintaining a Diversified Portfolio and Allocating Capital to Accretive Investment Opportunities.

We believe greater portfolio diversification, as defined by geographic concentration, location within a market (i.e., urban or suburban) and property quality (i.e., A or B), reduces the volatility of our same-store growth throughout the real estate cycle, appeals to a wider renter and investor audience and lessens the market risk associated with owning a homogenous portfolio.

We are focused on increasing our presence in markets with favorable job formation, high propensity to rent, low single-family home affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio investment decisions consider internal analyses and third-party research.

Our operating focus is on balancing occupancy and rental rates to maximize our revenue while exercising tight cost control to generate the highest possible return to our shareholders.  Revenue is maximized by attracting qualified prospects to our properties, cost-effectively converting these prospects into new tenants and keeping our tenants satisfied so they will renew their leases upon expiration.  While we believe that it is our high-quality, well-located assets that bring our customers to us, it is the customer service and superior value provided by our on-site personnel that keeps them renting with us and recommending us to their friends.

We use technology to engage our tenants, stakeholder and customers in the way that they want to be engaged.  Many of our tenants would utilize our web-based tenant portal and app which allows them to sign and renew their leases, review their accounts and make payments, provide feedback and make service requests on-line or with mobile devices.

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

The Regulated Medical-Use Cannabis Industry

Overview

We believe that a convergence of changing public attitudes and increased legalization momentum in various states toward regulated medical-use cannabis creates an attractive opportunity to invest in the industrial real estate sector with a focus on regulated multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities. We also believe that the increased sophistication of the regulated medical-use cannabis industry and the development of strong business, operational and compliance practices have made the sector more attractive for investment. Increasingly, state-licensed, medical-use cannabis cultivation and processing facilities are becoming sophisticated business enterprises that use state-of-the-art technologies and well-honed business and operational processes to maximize product yield and revenues. Additionally, medical-use cannabis growers and dispensers have developed a growing portfolio of products into which they are able to incorporate legal medical-use cannabis in a safe and appealing manner.

In the United States, the development and growth of the regulated medical-use cannabis industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a doctor's recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson's disease, Alzheimer's, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness. As of December 31, 2019, 33 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis.

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

As of December 31, 2019, 33 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2018.

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

Access to Capital

To date, the status of state-licensed cannabis under federal law has significantly limited the ability of state-licensed industry participants to fully access the U.S. banking system and traditional financing sources. These limitations, when combined with the high costs of maintaining licensed and stringently regulated multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities (including meeting extensive zoning requirements), substantially increase the cost of production. While future changes in federal and state laws may ultimately open up financing options that have not been available to date in this industry, we believe that such changes, if they do occur, will take time, thereby creating an opportunity over the next few years to provide our sale-leaseback and other real estate solutions to state-licensed industry participants that have limited access to traditional financing sources.

Market Opportunity and Associated Risks

We focus on purchasing specialized industrial real estate assets for the regulated medical-use cannabis industry, with emphasis on properties that we believe also have potential for long-term appreciation in value. We believe that our sale-leaseback and other real estate solutions offer an attractive alternative to state-licensed medical-cannabis cultivators who have limited access to traditional financing alternatives. We have acquired and intend to continue to acquire multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities in states that permit medical-use cannabis cultivation.

Notwithstanding the foregoing market opportunity and trends, and despite legalization at the state level, we continue to believe that the current state of federal law creates significant uncertainty and potential risks associated with investing in multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities, including but not limited to potentially heightened risks related to the use of such facilities for adult-use cannabis operations, if a state passes such laws. For a more complete description of these risks, see the sections "Risks Related to Regulation" and "Business — Governmental Regulation" under Item 1A, "Risk Factors."

STRATEGY

Our Financing Strategy

As part of our plan to finance our activities, we utilize proceeds from debt and equity offerings and refinancing to extend maturities, pay down existing debt, fund development and redevelopment activities, and acquire rental properties.  We use mortgage with reasonable terms on all our acquisitions.

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

Portfolio Management

Our portfolio management strategy involves the allocation of investment capital to enhance rent growth and increase long-term capital values through portfolio design, emphasizing land value as well as location and submarket. We target geographic diversification in our portfolio in order to reduce the volatility of our rental revenue and to reduce the risk of undue concentration in any particular market. Similarly, we seek price point diversification by owning multifamily properties that offer properties at rents below those asked by competitive new building supply.

Acquisitions and Dispositions

Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt, sales of properties and joint venture arrangements.  In addition, the Company may acquire properties in transactions that include Operating Partnership (OP) Units as consideration for the acquired properties.  Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales.

When evaluating potential acquisitions, we consider a wide variety of factors, including:

                • whether it is located in a high barrier-to-entry market;

                • population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located;

                • geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;

                • construction quality, condition and design of the property;

                • current and projected cash flow of the property and the ability to increase cash flow;

                • ability of the property’s projected cash flows to exceed our cost of capital;

                • potential for capital appreciation of the property;

                • ability to increase the value and profitability of the property through operations and redevelopment;

                • terms of resident leases, including the potential for rent increases;

                • occupancy and demand by tenants for properties of a similar type in the vicinity;

                • prospects for liquidity through sale, financing, or refinancing of the property; and

                • competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

Our Acquisition Process and Underwriting Criteria

We identify property acquisition opportunities primarily through relationships developed over time by our officers with former borrowers, current joint venture partners, real estate investors and brokers. We are interested in acquiring the following types of properties:

•          Class B or better properties with strong and stable cash flows in markets where we believe there exists opportunity for rental growth and further value creation;

•          Class B or better properties that offer significant potential for capital appreciation through repositioning or rehabilitating the asset to drive rental growth;

•          properties available at opportunistic prices providing an opportunity for a significant appreciation in value; and

•          development of Class A properties in markets where we believe we can generate significant returns from the operation and if appropriate, sale of the development.

We regularly monitor our assets to increase the quality and performance of our portfolio. Factors we consider in deciding whether to dispose of a property include:

•          current market price for an asset compared to projected economics for that asset;

•          potential increases in new construction in the market area;

•          areas with low job growth prospects;

•          markets where we do not intend to establish a long-term concentration; and

•          operating efficiencies.

Additionally, as part of our strategy, the Company purchases properties at various stages of occupancy and completion and may acquire land parcels to hold and/or sell as well as options to buy more land in the future.  The Company may also seek to acquire properties by providing mezzanine financing/equity and/or purchasing defaulted or distressed debt that encumbers desirable properties.

The Company has done an extensive positioning planning of its portfolio into urban and highly walkable, close-in suburban communities.  The Company targets properties and primarily located in markets and submarkets it believes will remain attractive long-term because they are primarily located in the urban and high-density suburban areas noted above.

Environmental, Social and Governance (“ESG”)

We endeavor to provide a richly diverse work environment that employs the highest performers, cultivates the best ideas and creates the widest possible platform for success.  We are committed to elevating and supporting the core values of diversity and inclusion, “Total Well-Being” (which brings together physical, financial, career, social and community well-being into a cohesive whole), and environmental, social and governance (“ESG”), which includes sustainability and social responsibility, by actively engaging in these areas.  Each member of the executive team maintains an annual goal related to these core values, which is evaluated by the Company’s Board of Trustees.  Our goal is to create and sustain an inclusive environment where diversity will thrive, employees will want to work and tenants will want.  We are committed to providing our employees with encouragement, guidance, time and resources to learn and apply the skills required to succeed in their jobs.  We provide many classroom and on-line training courses to assist our employees in interacting with prospects and tenants as well as extensive training for our customer service specialists in maintaining our properties and improvements, equipment and appliances.  We actively promote from within and many senior corporate and property leaders have risen from entry level or junior positions.  We monitor our employees’ engagement by surveying them annually and find most employees say they are proud to work at the Company, value one another as colleagues, believe in our mission and values and feel their skills meet their job requirements.

We have a commitment to sustainability and consider the environmental impacts of our business activities.  Sustainability and social responsibility are key drivers of our focus on creating the best properties for tenants operate, work and play.  We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities.  With its high density, multifamily housing is, by its nature, an environmentally friendly property type.  Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban and close-in suburban locations near public transportation.  When developing and renovating our properties, we strive to reduce energy and water consumption by investing in energy saving technology while positively impacting the experience of our tenants and the value of our assets.  We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption.  For 2020, we continue to have an express company-wide goal for Total Well-Being, which includes  enhanced ESG efforts.  Employees, including our executives, will have their performance against our various  Total Well-Being  goals evaluated as part of our annual performance review process.

Buyouts of Joint Venture Partners

From time to time, we acquire our joint venture partner's equity interest in projects and as a result, these properties are wholly-owned by us.

Risk Management

As of December 31, 2019, we owned three properties.  We embraced portfolio diversification at acquisitions as our main risk management strategy. We will continue to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 25% of our total assets and that no single tenant will exceed 30% of our total assets.

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

Competition

The current market for properties that meet our investment objectives is limited. In addition, we believe finding properties that are appropriate for the specific use of allowing medical-use cannabis growers may be limited as more competitors enter the market, and as medical-use cannabis growers obtain greater access to alternative financing sources, including but not limited to equity and debt financing sources. We face significant competition from a diverse mix of market participants, including but not limited to, other companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, and cannabis operators themselves, all of whom may compete with us in our efforts to acquire real estate zoned for multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities. In some instances, we will be competing to acquire real estate with persons who have no interest in the cannabis industry, but have identified value in a piece of real estate that we may be interested in acquiring.

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

Competitive Strengths in Affordable Housing

On affordable housing, all of the Company’s targeted properties are located in developed areas that include other properties.  The number of competitive properties in a particular area could have a material effect on the Company’s ability to lease units at its properties and on the rents charged.  The Company may be competing with other entities that have greater resources than the Company and whose managers have more experience than the Company’s managers.  In addition, other forms of rental properties provide alternatives to potential renters of our properties.  See Item 1A, Risk Factors ,for additional information with respect to competition.

We believe that, in general, we are well-positioned to compete effectively for tenants and investments. We believe our competitive advantages include:

•          a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;

•          scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents and to effectively focus on our Internet marketing efforts;

•          access to sources of capital;

•          geographic diversification with a presence in markets across the country; and

•          significant presence in many of our major markets that allows us to be a local operating expert.

Moving forward, we will continue to optimize lease management, improve expense control, increase resident retention efforts and align employee incentive plans with our bottom line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting renters across a geographically diverse platform, should position us for continued operational upside.

The real estate business is cyclical. Real estate cycles are generally impacted by many factors, including availability of equity and debt capital, borrowing cost, rent levels, and asset values. Our strategy will result in a strong track record of creating both asset and entity value for the benefit of our shareholders and partners over these various real estate cycles.

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

Furthermore, while we target the acquisition of multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located. Consequently, certain of our future tenants cultivate adult-use cannabis now (or may in the future) in our multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities that are permitted by such state and local laws, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks than exclusively multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities, including not providing protection under the above Congressional spending provision.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we purchase a property will not choose to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our investment in multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities in the United States, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government's enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture. See “Risk Factors – Risks Relating to Regulation.”

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

Insurance

We carry comprehensive general liability coverage on our communities, with limits of liability customary within the multi-family properties industry to insure against liability claims and related defense costs. We are also insured, with limits of liability customary within the real estate industry, against the risk of direct physical damage in amounts necessary to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

Our primary lines of insurance coverage are property, general liability and workers’ compensation. We believe that our insurance coverages adequately insure our multifamily properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling and litigation management procedures to manage our exposure.

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

For purposes of this section, the term "stockholders" means the holders of shares of Video River Networks, Inc.’s common stock. Set forth below are the risks that we believe are material to Video River Networks, Inc.’s stockholders. You should carefully consider the following factors in evaluating our Company, our properties and our business.

Our business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual operating results to vary materially from recent results or from our anticipated future results.

Risks Related to Our Business

We have a limited operating history, and may not be able to operate our business successfully or generate sufficient cash flow to sustain distributions to our stockholders.

We have a limited operating history. We currently own three investment properties. We are subject to many of the business risks and uncertainties associated with any new business enterprise. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. Our ability to provide attractive risk-adjusted returns to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on several factors, including the availability of additional opportunities for investment, the performance of our existing properties and tenants, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the medical-use cannabis industry, conditions in the financial markets and economic conditions.

Risks Related to Our Real Estate Investments and Operations

Our current real estate portfolio consists of three investment properties and will likely continue to be concentrated in a limited number of properties in the future, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

As at December 31, 2019, we currently own three investment properties. We have no tenant nor rental revenues for the year ended December 31, 2019.  Lease payment defaults by any of our future tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. A lack of diversification may also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our future tenants, including but not limited to the state medical-use cannabis markets not developing and growing in ways that we or our future tenants projected, or any adverse change in the political climate regarding medical-use cannabis where our properties are located, would subject us to a significant risk of loss.

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

General real estate investment risks may adversely affect property income and values.

Real estate investments are subject to a variety of risks. If the multifamily properties and other real estate investments do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to NIHK's stockholders or the Operating Partnership's unitholders will be adversely affected. Income from the multifamily properties may be further adversely affected by, among other things, the following factors:

•

changes in the general or local economic climate, including layoffs, plant closings, industry slowdowns, relocations of significant local employers and other events negatively impacting local employment rates and wages and the local economy;

•	local economic conditions in which the multifamily properties are located, such as oversupply of housing or a reduction in demand for rental housing;

•

the attractiveness and desirability of our multifamily properties to tenants, including, without limitation, our technology offerings and our ability to identify and cost effectively implement new, relevant technologies, and to keep up with constantly changing consumer demand for the latest innovations;

•

inflationary environments in which the costs to operate and maintain multifamily properties increase at a rate greater than our ability to increase rents, or deflationary environments where we may be exposed to declining rents more quickly under our short-term leases;

•	competition from other available housing alternatives;

•	changes in rent control or stabilization laws or other laws regulating housing;

•	the Company’s ability to provide for adequate maintenance and insurance;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

•	tenants' perceptions of the safety, convenience and attractiveness of our multifamily properties and the neighborhoods where they are located; and

•	changes in interest rates and availability of financing.

As leases at the multifamily properties expire, tenants may enter into new leases on terms that are less favorable to the Company. Income and real estate values also may be adversely affected by such factors as applicable laws, including, without limitation, the Americans with Disabilities Act of 1990 (the "Disabilities Act"), Fair Housing Amendment Act of 1988 (the "FHAA"), permanent and temporary rent control laws, rent stabilization laws, other laws regulating housing that may prevent the Company from raising rents to offset increased operating expenses, and tax laws.

Short-term leases expose us to the effects of declining market rents, and the Company may be unable to renew leases or relet units as leases expire.

Substantially all of our apartment leases are for a term of one year or less. If the Company is unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the Company’s results of operations and financial condition will be adversely affected. With these short term leases, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

National and regional economic environments can negatively impact the Company’s liquidity and operating results.

The Company's forecast for the national economy assumes growth of the gross domestic product of the national economy and the economies of the west coast states. In the event of a recession, the Company could incur reductions in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses. A recession may affect consumer confidence and spending and negatively impact the volume and pricing of real estate transactions, which could negatively affect the Company’s liquidity and its ability to vary its portfolio promptly in response to changes to the economy. Furthermore, if residents do not experience increases in their income, they may be unable or unwilling to pay rent increases, and delinquencies in rent payments and rent defaults may increase.

Rent control, or other changes in applicable laws, or noncompliance with applicable laws, could adversely affect the Company's operations or expose us to liability.

The Company must own, operate, manage, acquire, develop and redevelop its properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, rent control or stabilization laws, federal, state and local tax laws, landlord tenant laws, environmental laws, employment laws, immigration laws and other laws regulating housing or that are generally applicable to the Company's business and operations. Noncompliance with laws could expose the Company to liability. If the Company does not comply with any or all of these requirements, it may have to pay fines to government authorities or damage awards to private litigants, and/or may have to decrease rents in order to comply with such requirements. The Company does not know whether these requirements will change or whether new requirements will be imposed. Changes in, or noncompliance with, these regulatory requirements could require the Company to make significant unanticipated expenditures, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In addition, rent control or rent stabilization laws and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants. There has been a recent increase in municipalities, including those in which we own properties, considering or being urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions which could limit our ability to raise rents based solely on market conditions. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against the Company arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could reduce the value of our multifamily properties or make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these multifamily properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community. Furthermore, such regulations may negatively impact our ability to attract higher-paying tenants to such multifamily properties.

Acquisitions of multifamily properties involve various risks and uncertainties and may fail to meet expectations.

The Company intends to continue to acquire apartment multifamily properties. However, there are risks that acquisitions will fail to meet the Company’s expectations. The Company’s estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow the Company to market an acquired apartment community as originally intended may prove to be inaccurate. In addition, following an acquisition, the value and operational performance of an apartment community may be diminished if obsolescence or neighborhood changes occur before we are able to redevelop or sell the community. Also, in connection with such acquisitions, we may assume unknown liabilities, which could ultimately lead to material costs for us that we did not expect to incur. The Company expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or joint ventures or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company’s existing stockholders. If the Company finances new acquisitions under existing lines of credit, there is a risk that, unless the Company obtains substitute financing, the Company may not be able to undertake additional borrowing for further acquisitions or developments or such borrowing may be not available on advantageous terms.

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results.

The Company pursues development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received and/or the timing of which may be delayed from the Company’s expectations. The Company defines development projects as new multifamily properties that are being constructed or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations, and redevelopment projects as existing properties owned or recently acquired that have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.

The Company’s development and redevelopment activities generally entail certain risks, including, among others:

•	funds may be expended and management's time devoted to projects that may not be completed on time or at all;

•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;
•	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortage, or environmental remediation;

•	occupancy rates and rents at a completed project may be less than anticipated;

•

expenses at completed development or redevelopment projects may be higher than anticipated, including, without limitation, due to costs of environmental remediation or increased costs for labor, materials and leasing;

•

we may be unable to obtain, or experience a delay in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or delay or abandonment of opportunities;

•	we may be unable to obtain financing with favorable terms, or at all, for the proposed development or redevelopment of a community, which may cause us to delay or abandon an opportunity; and

•

we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements.)

These risks may reduce the funds available for distribution to Essex’s stockholders and the Operating Partnership's unitholders. Further, the development and redevelopment of multifamily properties is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor above titled "General real estate investment risks may adversely affect property income and values."

Our apartment multifamily properties may be subject to unknown or contingent liabilities which could cause us to incur substantial costs.

The properties that the Company owns or may acquire are or may be subject to unknown or contingent liabilities for which the Company may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the sales of the properties may not survive the closing of the transactions. While the Company will seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with apartment multifamily properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our business, financial condition and results of operations.

The geographic concentration of the Company’s multifamily properties and fluctuations in local markets may adversely impact the Company’s financial condition and operating results.

The geographic concentration of our properties could present risks if local property market performance falls below expectations. In general, factors that may adversely affect local market and economic conditions include, among others, the following:

•	the economic climate, which may be adversely impacted by a reduction in jobs or income levels, industry slowdowns, changing demographics and other factors;

•	local conditions, such as oversupply of, or reduced demand for, apartment homes;

•	declines in household formation or employment or lack of employment growth;

•

rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs, or the inability or unwillingness of tenants to pay rent increases;

•	competition from other available apartments and other housing alternatives and changes in market rental rates;

•	economic conditions that could cause an increase in our operating expenses, including increases in property taxes, utilities and routine maintenance; and

•	regional specific acts of nature (e.g., earthquakes, fires, floods, etc.).

Because the Company’s multifamily properties are primarily located in Southern California, Northern California and the Seattle metropolitan area, the Company is exposed to greater economic concentration risks than if it owned a more geographically diverse portfolio. The Company is susceptible to adverse developments in California and Washington economic and regulatory environments, such as increases in real estate and other taxes, and increased costs of complying with governmental regulations. In addition, the State of California is generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for the Company’s properties. Any adverse developments in the economy or real estate markets in California or Washington, or any decrease in demand for the Company’s multifamily properties resulting from the California or Washington regulatory or business environments, could have an adverse effect on the Company’s business and results of operations.

Risks Related to Our Specialized Industrial Properties and Operations

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

 Our growth will depend upon future acquisitions of multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities, and we may be unable to consummate acquisitions on advantageous terms.

Our growth strategy will be focused on the acquisition of specialized industrial real estate assets on favorable terms as opportunities arise. Our ability to acquire these real estate assets on favorable terms is subject to the following risks:

	competition from other potential acquirers or increased availability of alternative debt and equity financing sources for tenants may significantly increase the purchase price of a desired property;

	we may not successfully purchase and lease our properties to meet our expectations;

	we may be unable to obtain the necessary equity or debt financing to consummate an acquisition on satisfactory terms or at all;



agreements for the acquisition of properties are typically subject to closing conditions, including satisfactory completion of due diligence investigations, and we may spend significant time and money and divert management attention on potential acquisitions that we do not consummate; and

	we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, against the former owners of the properties.

Our failure to consummate acquisition on advantageous terms without substantial expense or delay would impede our growth and negatively affect our results of operations and our ability to generate cash flow and make distributions to our stockholders.

There may only be a limited number of multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities operated by suitable tenants available for us to acquire, which could adversely affect the return on our common stock.

We target multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities for acquisition and leasing to licensed growers under triple-net lease agreements. We also target properties owned by growers that have been among the top candidates in the rigorous state licensing process and have been granted one or more licenses to operate multiple facilities. In light of the current regulatory landscape regarding medical-use cannabis, including but not limited to, the rigorous state licensing processes, limits on the number of licenses granted in certain states and in counties within such states, zoning regulations related to multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities, the inability of potential tenants to open bank accounts necessary to pay rent and other expenses and the ever-changing federal and state regulatory landscape, we may have only a limited number of multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities available to purchase that are operated by licensees that we believe would be suitable tenants. These tenants may also have increased access to alternative equity and debt financing sources over time, which may limit our ability to negotiate leasing arrangements that meet our investment criteria. Our inability to locate suitable investment properties and tenants would have a material adverse effect on our ability to generate cash flow and make distributions to our stockholders.

We may acquire our properties  "as-is," which increases the risk of an investment that requires us to remedy defects or costs without recourse to the prior owner.

We may acquire other real estate properties, "as is" with only limited representations and warranties from the property seller regarding matters affecting the condition, use and ownership of the property. There may also be environmental conditions associated with properties we acquire of which we are unaware despite our diligence efforts. In particular, multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities may present environmental concerns of which we are not currently aware. If environmental contamination exists on properties we acquire or develops after acquisition, we could become subject to liability for the contamination. As a result, if defects in the property (including any building on the property) or other matters adversely affecting the property are discovered, including but not limited to environmental matters, we may not be able to pursue a claim for any or all damages against the property seller. Such a situation could harm our business, financial condition, liquidity and results of operations.

We face significant risks associated with the development and redevelopment of properties that we acquire.

We may, from time to time, engage in development or redevelopment of properties that we acquire. Development and redevelopment activities entail risks that could adversely impact our financial condition and results of operations, including:

	construction costs, which may exceed our original estimates due to increases in materials, labor or other costs, which could make the project less profitable;

	permitting or construction delays, which may result in increased project costs, as well as deferred revenue;

	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;

	claims for warranty, product liability and construction defects after a property has been built;

	health and safety incidents and site accidents;

	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;

	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;

	labor stoppages, slowdowns or interruptions;

	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings; and

	weather-related and geological interference, including landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

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

We are not aware of any other community development holding company that focuses on the acquisition, ownership and management of multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities. Therefore, we may encounter risks of which we are not aware at this time, which could have a material adverse impact on our business.

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

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the DEA) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expires on September 30, 2019, and must be renewed by Congress. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals. Furthermore, while we target the acquisition of multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities, our leases do not prohibit cannabis cultivation for adult-use that is permissible under the state and local laws where our facilities are located, such as in California, Colorado, Massachusetts and Michigan. Consequently, certain of our future tenants currently (and additional tenants may in the future) cultivate adult-use cannabis in our multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities, as permitted by such state and local laws now or in the future, which may in turn subject the tenant, us and our properties to greater and/or different federal legal and other risks as compared to facilities where cannabis is cultivated exclusively for medical use, including not providing protection under the Congressional spending bill provision described above.

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

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states where cannabis is legal. In July 2017, the U.S. Department of Justice issued a new policy directive regarding asset forfeiture, referred to as the "equitable sharing program." Under this new policy directive, federal authorities may adopt state and local forfeiture cases and prosecute them at the federal level, allowing for state and local agencies to keep up to 80% of any forfeiture revenue. This policy directive represents a reversal of the DOJ's policy under the Obama administration, and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This new policy directive may lead to increased use of asset forfeitures by local, state and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, such as the multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities that we have acquired and intend to acquire, our investment in those properties may be lost.

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

Payments of principal and interest on our borrowings that we may incur in the future may leave us with insufficient cash resources to operate the properties that we expect to acquire. Our level of debt and the limitations imposed on us by debt agreements could have significant material and adverse consequences, including the following:

	our cash flow may be insufficient to meet our required principal and interest payments;

	we may be unable to borrow additional funds as needed or on favorable terms, or at all;

	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;

	we may be forced to dispose of one or more of the properties that we expect to acquire, possibly on disadvantageous terms;

	we may default on our obligations or violate restrictive covenants, in which case the lenders may accelerate these debt obligations; and

	our default under any loan with cross default provisions could result in a default on other indebtedness.

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

Our senior management team will have broad discretion over our investments, and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in periodic filings with the SEC. We will rely on the senior management team's ability to execute acquisitions and dispositions of multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities, subject to the oversight and approval of our board of directors. Our senior management team will be authorized to pursue acquisitions and dispositions of real estate investments in accordance with very broad investment guidelines, subject to approval of our board of directors.

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

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Our stockholders generally have a right to vote only on the following matters:

	the election or removal of directors;

	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

	change our name;

	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

	increase or decrease the aggregate number of shares of stock that we have the authority to issue;

	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and

	effect certain reverse stock splits;

	our liquidation and dissolution; and

	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

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

Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of our common stock include:

	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

	changes in government policies, regulations or laws;

	our ability to make acquisitions on preferable terms or at all;

	the performance of our current properties and additional properties that we acquire;

	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

	actual or anticipated accounting problems;

	publication of research reports about us, the real estate industry or the cannabis industry;

	changes in market valuations of similar companies;

	adverse market reaction to any increased indebtedness we may incur in the future;

	interest rate changes;

	additions to or departures of our senior management team;

	speculation in the press or investment community or negative press in general;
	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

	refusal of securities clearing firms to accept deposits of our securities;

	the realization of any of the other risk factors presented in this report;

	actions by institutional stockholders;

	price and volume fluctuations in the stock market generally; and

	market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.

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

Frank I Igwealor, our majority stockholder, director and executive officer, owns a large percentage of our voting stock, which allows him to exercise significant influence over matters subject to stockholder approval.

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

Social Media Presents Risks.

The use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us on a social networking website could damage our reputation. Further, employees or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves we will be presented with new risks and challenges.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of December 31, 2019, there were no unresolved SEC comments issued to the Company.

ITEM 2.	PROPERTIES

While we currently own three investment properties in Los Angeles California, we do not own any commercial or industrial property as at the date of filing.  Our principal business, executive and registered statutory office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501 and our telephone number is (310) 895-1839 and email contact is invest@cbdxfund.com. The space is a shared office space, which at the current time is suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may be involved in litigation relating to claims arising out of the operation of our business in the normal course of business. Other than as described below, as of the date of this filing we are not aware of potential dispute or pending litigation and are not currently involved in a litigation proceeding or governmental actions the outcome of which in management’s opinion would be material to our financial condition or results of operations. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On February 20, 2019, Plaintiff Maria De Lourdes Perez filed a complaint against defendants City of Carson, Goldstein Franklin, Inc., Frank Igwealor, Healthy Foods Markets, LLC, Optimal Foods, LLC, and Blockchain Capital LLC.  The complaint alleged statutory liability pursuant to government code section 835, gross negligence, and premises liability for a trip-and-fall that occurred on April 11, 2018 at a property owned and controlled by Healthy Foods Markets, LLC. Defendants Goldstein Franklin, Inc., Frank Igwealor, Optimal Foods, LLC, and Blockchain Capital LLC. had answered the complaint and also requested a demurrer on the grounds that (1) Defendants are not a proper party in interest and there was a misjoinder of defendants.  Our attorney has advised that the complaint would not have an adverse impact on Mr. Igwealor or the Company because the scope of liability is restricted to healthy Food Markets, LLC.

As of December 31, 2019, except for the complaint listed above, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

(1) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within ten years before the time of such filing;

(2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

i. acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. engaging in any type of business practice; or

iii. engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market for Common Equity

Our common stock trades on the OTC market  ("Pinksheet") under the symbol "NIHK". The high and low bid quotations for our common stock were as follows for the periods below (as reported by OTC Market Pink Sheet).

The quotations below reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions:

Fiscal Year Ended on December 31, 2019	High Bid	Low Bid
1 st Quarter	0.0010	0.0004
2 nd Quarter	0.0013	0.0004
3 rd Quarter	0.0080	0.0008
4 th Quarter	0.0100	0.0031
Fiscal Year Ended on December 31, 2018	High Bid	Low Bid
1 st Quarter	0.0007	0.0007
2 nd Quarter	0.0017	0.0017
3 rd Quarter	0.0009	0.0009
4 th Quarter	0.0008	0.0004

(b)   Security Holders

The number of record holders of our common stock at December 31, 2019 was 164 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

General

Video River Networks, Inc. (“NIHK,” “PubCo” or “Company”), previously known as Nighthawk Systems Inc., a Nevada corporation, used to be a provider of wireless and IP-based control solutions for the utility and hospitality industries.  On October 29, 2019, Video River Networks, Inc. sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) of the company for an agreed upon purchase price to Community Economic Development Capital LLC, (“CED Capital”) a California limited liability company CED. The Special preferred share controls 60% of the company’s total voting rights and thus, gave to CED Capital the controlling vote power to control and dominate the affairs of the company theretofor.  Upon the closing of the transaction, the business of CED Capital was merged into the Company and CED Capital became a wholly owned subsidiary of the Company.

Following the completion of above mentioned transactions, the Company pivoted its business model to become a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, hemp and cannabis farms, dispensaries facilities, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services.

As the result of the combination and the change in business and operations of the Company, from provider of wireless and IP-based control solutions for the utility and hospitality industries to become a specialty real estate holding company for specialized assets including hemp and cannabis farms, dispensaries, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services to the CBD and the legal cannabis industry, a discussion of the consolidated financial results of PubCo, under applicable accounting principles includes the historical financial results of CED Capital.

The following discussion highlights the Company’s consolidated results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. You should read this discussion and analysis together with such financial statements and the related notes thereto.

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

We plan to conduct our affordable housing business through a traditional umbrella partnership real estate holding company, in which our properties are owned by our Operating Partnership, directly or through subsidiaries. We shall be the sole general partner of our Operating Partnership and own, directly or through a subsidiary, 100% of the limited partnership interests in our Operating Partnership. Our property acquisitions would target all the states where medical-use marijuana has been legalized.  We believe that NIHK will become a leader in providing real estate focused on hemp and cannabis growth, to the public markets because our principal is a California Real Estate Broker.

Basis of Presentation

The following discussion and analysis are based on Video River Networks’ financial statements contained in this Current Report, which we have prepared in accordance with United States generally accepted accounting principles.  Accompanying financial statements for CED Capital fiscal year 2019 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Overview

We have two lines of real estate business: (1) promote and preserve affordable housing and economic development across urban neighborhoods in the United States; and (2) acquire hold and manage specialized assets including hemp and cannabis farms, dispensaries, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services to the CBD and the legal cannabis industry.  To achieve our objectives, we plan to acquire, own, renovate, develop, redevelop, operate, dispose of, and manage specialized assets including hemp and cannabis farms, dispensaries, CBD related commercial facilities, industrial and commercial real estate, affordable housing and rental property and multi-family properties both on our own and through our investment management platform.  We focus primarily on commercial and multifamily properties located in urban and high-density suburban markets throughout the United States. Our real estate platform is internally managed with primarily focused on: (1) the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated state-licensed cannabis facilities; and (2) ownership, operation and development of multi-family affordable housing properties.

Our value is primarily derived from our ownership in income producing real estate assets as well as management's track record of producing attractive returns on its investments.  In addition to our income producing real estate, we engage in development, redevelopment and value add initiatives through which we enhance cash flows or reposition asset to increase value.

Our Specialty Real Estate Business Objectives and Growth Strategies

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

We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring tenants’ satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe a web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by property type so lease expirations are matched to each property's seasonal rental patterns. We generally offer leases ranging from twelve to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to tenants' changing needs and a high level of satisfaction.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had zero cash flows from operations for the twelve months ended December 31, 2019 and 2018.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

Recently Adopted Accounting Standards

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases" that requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right·of·use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital. The adoption of this guidance resulted in no significant impact to our results of operations or cash flows.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criteria standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given, whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management’s judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.  During the years ended December 31, 2019 or 2018, the Company did recognized revenue of $0.00 and $0.00 respectively.

Income Taxes

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

Except for the October 29, 2019 transaction in which the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) to Community Economic Development Capital LLC, no other potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2019 or 2018.

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

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  During the period under review, the Company recorded a loan of $1,459,971 to from company that is controlled by the Company’s majority stockholder.

Results of Operations

Comparison of Fiscal Years 2019 and 2018

Our general and administrative expenses were $0.00 for the twelve months ended December 31, 2019, versus $0.00 for the same period in 2018.  We do not have enough information to recognize either revenue or expenses in the periods under review.

Liquidity and Capital Resources

Comparison of Fiscal Years 2019 and 2018

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the year ended December 31, 2019 and 2018, we reported a net loss of $0.00 for both period and an accumulated deficit of $19,120,096 and $19,113,872 respectively.   As of December 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

Real Estate Properties Owned

During the year ended December 31, 2019, we bought three single family residences (SFR) with a carrying amount of $1,459,971, in Los Angeles.  We financed the purchase with borrowing from our controlling shareholder.  We intend to rehabilitee these properties and deliver same to eligible homebuyers as part of our mission of promoting homeownership affordable housing.

Future financing of our operation depends largely on our controlling shareholder advancing most or all our operating budget.

We have not established significant operations and will be dependent upon obtaining financing to pursue any future extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Liquidity and Capital Resources

As of December 31, 2019, we had $850 cash on hand.   We anticipate that our cash position is not sufficient to fund current operations.   We have limited lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity-raises to fund our continuing operations.   We anticipate that we will seek additional capital through debt or equity financings.   While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.   Any additional equity financing may result in substantial dilution to our stockholders.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, we have generated minimal commission fee revenue and accumulated deficits.   In addition, we do not have sufficient working capital to meet current operating needs for the next 12 months, as described above.   All of these factors raise substantial doubt about our ability to continue as a going concern.

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO.  As of December 31, 2019, the company controlled by our president and CEO has loaned $1,459,971 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future.  We have not yet achieved significant profitability. These conditions raise substantial doubt about our ability to continue as a going concern. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability.

The revenues, if any, generated from our operations or acquisitions may not be sufficient to fund our operations or planned growth. We will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Unless the Company can attract additional investment, the future of the Company operating as a going concern is in serious doubt.

We will now be obligated to file annual, quarterly and current reports with the SEC pursuant to the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time- consuming and costly. In order to meet the needs to comply with the requirements of the Securities Exchange Act, we will need investment of capital.

Management has determined that additional capital will be required in the form of equity or debt securities. There is no assurance that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may have to cease filing the required reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Contractual Obligations

Not applicable.

Plan of Operation for the Next Twelve (12) Months

As NIHK moves ahead to implement its business plan based on CED Capital platform, NIHK will begin to identify, acquire and internally-manage a real estate holdings focused of specialized industrial properties and CBD related real properties leased to experienced, state-licensed operators for their regulated state-licensed cannabis facilities.  We plan to acquire our properties through sale-leaseback transactions and third-party purchases. We expect to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

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

NIHK through CED Capital, currently own three real properties in Los Angeles County.  The total cost of these properties as at December 31, 2019 is $1,459,971.  Because these properties are in varying stages of rehabilitation, it is expected that the eventual cost would increase far above $1,459,971 before the company could put the properties to productive use.

Using the real properties as collateral, we believe that we could always obtain the capital needed to complete the rehabilitation of these three properties.  Although there is no assurance that we would be able to put the three properties to good use such as renting them our to tenants.  If we are unable to put them to productive use, we would be forced to sell them and use the money generated from the sales to pay off the loans used to acquire them.

To effectively fund our business plan, we must raise additional capital.   But there can be no assurance that we will be able to raise the capital necessary to acquire, own or hold these specialized real properties.  Moreover, there can be no assurance that we will be able to raise the capital necessary to execute our business plan and also to acquire, own or hold specialized real properties.

Our operations will be conducted on five platforms comprising of: (1) specialized real properties; and (2) affordable housing real estate operation.  Within the next twelve months, we intend to use income generated from our three properties to hire employees that would help us to raise capital to build our company.

We intend to implement the following tasks within the next twelve months:

  Month 1-3: Phase 1 (1-3 months in duration; complete rehabilitation of three properties and put them to good use)
    Identify 4 other properties to acquire
    Sign purchase agreement with the sellers of the 4 properties identified above;
    Acquire and consolidate the revenue from those four properties.
  Month 3-6 Phase 2 (1-3 months in duration; cost control, process improvements, admin & mngt.).
    Integrate acquired properties into NIHK’s model – consolidate the management of the properties including integration of their accounting and finance systems, synchronization of their operating systems, and harmonization of their human resources functions.
    Start Crowdfund Raise of $50 million and use the proceeds to effectuate our business plan.
    Complete and file quarterly reports and other required filings for the quarter
  Month 6-9:  Phase 3 (1-3 months in duration; $5 million in estimated fund receipt)
    Identify and acquire 4 specialized properties that are complementary/similar properties or assets in the target market
  Month 9-12: Phase 4  (1-3 months duration; use acquired businesses’ free cash flow for more acquisitions)
    Run the businesses efficiently, giving employees a conducive and friendly workplace and add value to investors and shareholders by identifying and reducing excesses and also identifying and executing growth strategies
    Acquire 4 more properties especially in regions where RE is at or below their book-value.
  Operating expenses during the twelve months would be as follows:
    For the six months through June 30, 2020, we anticipate to incur general and other operating expenses of $238,000.
    For the six months through December 31, 2020 we anticipate to incur additional general and other operating expenses of $328,000.

As noted above, the execution of our current plan of operations requires us to raise significant additional capital immediately. If we are successful in raising capital through the sale of shares offered for sale in this Filing we believe that the Company will have sufficient cash resources to fund its plan of operations for the next twelve months. If we are unable to do so, our ability to continue as a going concern will be in jeopardy, likely causing us to curtail and possibly cease operations.

We continually evaluate our plan of operations discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependent upon the availability of cash to implement that aspect of the plan and other factors beyond our control. There is no assurance that we will successfully obtain the required capital or revenues, or, if obtained, that the amounts will be sufficient to fund our ongoing operations. The inability to secure additional capital would have a material adverse effect on us, including the possibility that we would have to sell or forego a portion or all of our assets or cease operations. If we discontinue our operations, we will not have sufficient funds to pay any amounts to our stockholders.

Even if we raise additional capital in the near future, if our current business plan is not successfully executed, our ability to fund our biopharmaceutical research and development, or our financial product deployment and services efforts would likely be seriously impaired.

Because our working capital requirements depend upon numerous factors there can be no assurance that our current cash resources will be sufficient to fund our operations. At present, we have no committed external sources of capital, and do not expect any significant product revenues for the foreseeable future. Thus, we will require immediate additional financing to fund future operations. There can be no assurance, however, that we will be able to obtain funds on acceptable terms, if at all.

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

The consolidated financial statements of Video River Networks, Inc. including the notes thereto, are presented beginning at page F-1 and are incorporated by reference herein.

VIDEO RIVER NETWORKS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DEC. 31, 2019 AND 2018

VIDEO RIVER NETWORKS, INC.

FINANCIAL STATEMENTS

C O N T E N T S

PAGE

BALANCE SHEETS AS OF DECEMBER 31, 2019 AND 2018	F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018	F-4

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018	F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018	F-6

NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018	F-7 – F-13

Dylan Floyd Accounting & Consulting

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Video River Networks Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Video River Networks Inc. (the "Company") as of December 31, 2019, the related statements of operations, changes in stockholders' equity, in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). The December 31, 2018 had not been audited and was included for comparative presentation purpose only. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its  cash flows in the period ended December 31,  2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as  evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $18,952,701 for the year ended December 31, 2019. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Albert Garcia, CPA

Dylan Floyd Accounting & Consulting

We have served as the Company's auditor since 2020.

Newhall, California

May 28, 2020

VIDEO RIVER NETWORKS INC
BALANCE SHEETS
As of December 31, 2019 and 2018

	DECEMBER 31,
	2019		2018

ASSETS

Current Assets
Cash and Cash Equivalents		$850	$0
Marketable Securities			0
Total Current Assets		850	0

Real Estate Holdings		1,690,000	$0
Fixed Assets			0
		1,690,000	0

Total Assets		$1,690,850	$0

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts Payable	$		$0
Deferred tax liabilities		69,708	0
Loans – Unrelated Parties			0
Loans – Related Parties		1,459,971
Total Current Liabilities		1,529,679	0

Total Liabilities		1,529,679	0

Shareholders' Deficit
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding
Common stock ($0.001 par value)			—
200,000,000 shares authorized, no par 139,153,206 and 169,922,436 issued and outstanding on 12/31/2018 and 2019		169,922	139,153
Additional Paid-In Capital		18,943,950	18,974,719
Accumulated Deficit		(18,952,701)	(19,113,872)
Other Comprehensive Income/Loss
Total Shareholders' Equity		161,171	-

Total Liabilities and Shareholders' Deficit		$1,690,850	$-

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF OPERATIONS
Years Ended December 31, 2019 and 2018

DECEMBER 31,
2019	2018

REVENUE	$-	$—

COST OF SALES	-	0

GROSS PROFIT	-	0

EXPENSES
General and administrative expenses	6,224	0

Total Expenses	6,224	0

OPERATING PROFIT/LOSS	(6,224)	0

OTHER INCOME
Net unrealized gain on real estate	237,103	0

INCOME (LOSS) BEFORE TAXES	230,879	0

TAXES	69,708	0

NET INCOME (LOSS)	$161,171	$0

Net Income (Loss) per Common Share: Basic and Diluted	$0.000821	$0.00

Weighted Average Common Shares Outstanding: Basic and Diluted	196,223,806	139,153,206

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
Years Ended December 31, 2019 and 2018

Additional
Common	Paid-In	Accumulated
Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230
Cumulative Restructuring adjustment	-	30,769	(30,769)	-	-
Net income for the period	-	(6,224)	(6,224)
Other Comprehenssive Income (loss)	-	-	167,395	167,395

Balance, December 31, 2019	169,922,436	$169,922	$18,943,950	$(18,952,701)	$161,171

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CASHFLOWS
Years Ended December 31, 2019 and 2018

	DECEMBER 31,
	2019	2018

Cash Flows from Operating Activities:
Net Income (Loss)	$161,171	$0
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Deferred tax liabilities	69,708
Net Cash Flows Used in Operating Activities	230,879	0

Net Cash Flows from Investing Activities
Real Estate:5125 Harold Way #307	(710,000)
Real Estate: SFR - 4904 S Wilton Place 90062	(485,000)
Real Estate: SFR - 831 E 94TH ST 90002	(495,000)
Net Cash Flows Used in Investing Activities	(1,690,000)	0

Net Cash Flows from Financing Activities
Loan from related parties	1,459,971
New Cash Flows from Financing Activities	1,459,971	0

Net Change in Cash:	849.97	0
Beginning cash:	0	0
Ending Cash:	850

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$0	$0
Shares issued to settle accruals - related parties	$0	$0

The accompanying notes are an integral part of these audited financial statements

NOTE 1. NATURE OF OPERATIONS

Nature of Business

The Company and Nature of Business

Video River Networks, Inc., a real estate holding company, focuses on the acquisition, ownership, and management of specialized industrial properties. The company was formerly known as Nighthawk Systems, Inc. and changed its name to Video River Networks, Inc. in March 2011.

The current structure of the Company resulted from a purchase of voting control of the Company by Community Economic Development Capital LLC, (“CED Capital”) a California limited liability company, in a reverse merger transaction that resulted in CED Capital becoming an operating subsidiary of the Company.

As previously disclosed on our Form 8-K filed with the Securities and Exchange Commission, on December 8, 2019,  on October 29, 2019, the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) of the company for an agreed upon purchase price to Community Economic Development Capital LLC, a California limited liability company. The Special preferred share controls 60% of the company’s total voting rights. The issuance of the preferred share to Community Economic Development Capital LLC gave to Community Economic Development Capital LLC, the controlling vote to control and dominate the affairs of the company theretofor.

Following the completion of above mentioned transactions, the company pivoted the business model of NIHK to become a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, hemp and cannabis farms, dispensaries facilities, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services.  Because our principal is a California Real Estate Broker, NIHK aspires to qualify as a Real Estate Investment Trust in the near future and lead in providing real estate focused on hemp and medial-cannabis growth, to the public markets.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). Inter-company balances and transactions have been eliminated upon consolidation.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have a limited ongoing business or income.  For the year ended December 31, 2019, we reported net income of $161,171 and an accumulated deficit of $18,952,701 as of December 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The Company has elected a calendar year of December 31 year-end.

Principles of Consolidation

The consolidated financial statements include the Company and Community Economic Development Capital LLC, (“CED Capital”) a California limited liability company. All inter-company accounts have been eliminated during consolidation.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2019 and 2018, we did maintain $850.00 and $0.00 balance of cash equivalents respectively.

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

Investments

Real Estate Investments The real estate investments are carried at estimated fair value based on the following procedures and parameters:

•         Newly acquired real estate investments are carried at the acquisition price until their first scheduled valuation approximately 12 months after acquisition unless within the first 12 months, market factors indicate cost may not be a reliable indicator of fair value.

•         Real estate investments are valued on at least an annual basis. The fair value of the investments is determined by an annual valuation prepared by the Company in accordance with standard industry practice. An external third party appraisal is performed at least every three years.

•         Any capitalized costs relating to the real estate investments incurred during periods between valuations will be added to the most recent valuation to determine the current fair value of the investments.

Fair value measurement guidelines establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable input be used when available. Observable inputs are used by the market participants in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances.

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  During the period under review, the Company recorded a loan of $1,459,971 to from company that is controlled by the Company’s majority stockholder.

Leases:

In February 2016, the FASB issued ASU 2016-02, "Leases" that requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right·of·use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

Revenue Recognition:

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criteria standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given, whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management’s judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.  During the years ended December 31, 2019 or 2018, the Company did recognized revenue of $0.00 and $0.00 respectively.

Advertising Costs:

We expense advertising costs when advertisements occur.  During the years ended December 31, 2019 or 2018, the Company did recognized advertising costs of $0.00 and $0.00 respectively.

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

Except for the October 29, 2019 transaction in which the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) to Community Economic Development Capital LLC, no other potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2019 or 2018.

Subsequent Events:

Pursuant to ASC 855-10, the Company has evaluated all events or transactions that occurred from January 1, 2020 to April 02, 2020.  The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

NOTE 4. REAL ESTATE INVESTMENTS

 At December 31, 2019 and 2018 investment properties consist of:

	Cost basis		Fair Value
	2019	2018	2019	2018

5125 Harold Way #307	$555,031	$ -	$710,000	$ -
SFR - 4904 S Wilton Place 90062	530,739	-	485,000	-
SFR - 831 E 94TH ST 90002	367,128	-	495,000	-
	$1,452,897	$ -	$1,690,000	$ -

On April 23, 2019, the Company acquired land and building located at 4904 S Wilton Place, Los Angeles, CA 90062, to hold as investment property for $498,983.51.  The Company plans to improve the property and then sell it for profit.  As at 12/31/2019, the Company had spent about $31,755 on its rehabilitation and improvement.

On April 24, the Company acquired land and building located at 831 E 94th Street, Los Angeles, CA 90002, for $325,000.   The Company plans to improve the property and then sell it for profit.  As at 12/31/2019, the Company had spent about $42,128 on its rehabilitation and improvement processes.

On the same April 24, the Company acquired a Condominium unit located at 5125 Harold Way #307, Los Angeles, CA 90027, for $540,000.   The Company plans to improve the property and then sell it for profit.  As at 12/31/2019, the Company had spent about $15,031 on its rehabilitation and improvement processes.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2019:

	2019	2018
Beginning Balance	$-	$ -
Net unrealized gain on fair value	237,103	-
Purchases	1,452,897
Ending balance	$1,690,000	-

NOTE 5. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings the years ended December 31, 2019 and 2018, and, to the best of our knowledge, no legal proceedings are pending or threatened.

The Company has no real property and do not presently owned any interests in real estate.   The Company’s executive, administrative and operating offices are located at 370 Amapola Ave, Suite 200A, Torrance, CA 90501.  We have not formalized a lease for the use of the space which belongs to our controlling shareholder.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations during the years ended December 31, 2019 and 2018.

NOTE 6. ACCRUALS - RELATED PARTIES

N/A

NOTE 7. LOANS- RELATED PARTIES

During the period under review, the Company recorded a loan of $1,459,971 to from company that is controlled by the Company’s majority stockholder.

Real Estate Properties

During the year ended December 31, 2019, we bought three single family residences (SFR) with a carrying amount of $1,459,971, in Los Angeles.  We financed the purchase with borrowing from our controlling shareholder.  We intend to rehabilitee these properties and deliver same to eligible homebuyers as part of our mission of promoting homeownership affordable housing.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2019 and December 31, 2018 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

We did not provide any current or deferred US federal income tax provision or benefit for any of the periods presented in these financial statements because we have accumulated substantial operating losses over the years.  When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit.  We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2019 and 2018 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended December 31, 2019 and December 31, 2018:

	Percent	31-Dec-19	31-Dec-18

Federal statutory rates	34%	$(6,500,833))	$(6,498,716))
State income taxes	5%	(956,005))	(955,694))
Permanent differences	-0.5%	95,600	95,569
Valuation allowance against net deferred tax assets	-38.5%	7,361,237	7,358,841
Effective rate	0%	$-	$-

At December 31, 2019 and December 31, 2018, the significant components of the deferred tax assets are summarized below:

	31-Dec-19	31-Dec-18
Deferred income tax asset
Net operation loss carryforwards	19,120,096	19,113,872
Total deferred income tax asset	7,456,837	7,454,410
Less: valuation allowance	(7,456,837)	(7,454,410)
Total deferred income tax asset	$-	$-

The Company has recorded as of December 31, 2019 and December 31, 2018, a valuation allowance of  $7,456,837 and  $7,454,410 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $7,456,837 as at December 31, 2019 increased by $2,427 compared to December 31, 2018 of $7,454,410 as a result of the Company generating additional net operating losses of $6,224.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2019 and 2018.

For the year ended December 31, 2019 and 2018, the Company has net operating loss carry-forwards of approximately $19,120,096 and $19,113,872 respectively. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

NOTE 9. RECENTLY ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. In addition, in May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which updates FASB ASU 2016-13. These ASU’s require financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. These ASU’s are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted for fiscal years beginning after December 15, 2018. Most of our financial assets are excluded from the requirements of this standard as they are measured at fair value or are subject to other accounting standards. In addition, certain of our other financial assets are short-term in nature and therefore are not likely to be subject to significant credit losses beyond what is already recorded under current accounting standards. As a result, we currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements, which amends FASB ASC Topic 820, Fair Value Measurements. This ASU eliminates, modifies and adds various disclosure requirements for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain disclosures are required to be applied using a retrospective approach and others using a prospective approach. Early adoption is permitted. The various disclosure requirements being eliminated, modified or added are not significant to us. As a result, we currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which amends FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software. This ASU adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU should be applied either using a retrospective or prospective approach. Early adoption is permitted. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide such guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.  We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements. Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 10. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2019 and 2018, we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001.

The Company has 1 and 0 shares of preferred stock were issued and outstanding during the years ended December 31, 2019 and 2018 respectively.

Common Stock

The Company is authorized to issue 1,200,000,000 and 100,000,000 shares of common stock with a par value of $0.001 as at December 31, 2019 and 2018 respectively.

Year ended December 31, 2019

The Company has issued 169,922,436 and 139,153,206 shares of our common stock to more than 163 shareholders as at December 31, 2019 and 2018 respectively.

Warrants

No warrants were issued or outstanding during the years ended December 31, 2019 and 2018.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2019 through the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required except for the following:

As shown in Note 6, during the year ended December 31, 2019, we bought three single family residences (SFR) with a carrying amount of $1,459,971, in Los Angeles.  We financed the purchase with borrowing from our controlling shareholder.  We intend to rehabilitee these properties and deliver same to eligible homebuyers as part of our mission of promoting homeownership affordable housing. We sold two of the three properties in February and April of 2020.

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

Based on its assessment, management concluded that As of December 31, 2019 our disclosure controls and procedures were ineffective. We plan to take measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

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

Changes in internal control over financial reporting

We are continuing our efforts to improve our internal controls over financial reporting.  Among other improvements, we shall implement a comprehensive ERP system that will improve the Company’s internal controls. As of the date of this Form 10K, management is unable to meaningfully determine the date the ERP system will be installed and become operational, but expects it to be installed in the second quarter of 2020.   The Company believes that full implementation of its new ERP System will improve disclosure controls and procedures by performing the following functions:

	Maintain detailed records and produce comprehensive financial statements on a periodic basis allowing management to review and detect irregular financial activities;

	Place different check-points on the progression of ordinary monetary activities of the business; and

	Delineate individual and/departmental responsibilities and effectively separate respective departmental transactions so as to prevent occurrence of intentional misappropriation of funds.

Pending the implementation of the ERP system, we shall implement additional controls to ensure that our internal controls over financial reporting are effective.  These controls include:

	All departments requesting funds must obtain written approval from the Chief Executive Officer or the Chairman of the Board before the accounting department may commence processing payments;



All fund transfer applications must be approved by the applicable department supervisor before the application may be processed. No one can authorize their own application. This is applicable to all staff including staff at the managerial level;

	All fund transfer applications must be accompanied by supporting documentation, such as a copy of the relevant contract copy of the relevant invoice or stock pre-payment statement;



Stock purchases require the approval of the supervisor or manager of the relevant department, the approval of the accounts department, and a stock receipt and suppliers’ certification. Finally the application must be approved by the Chairman of the Board before funds may be released; and

	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	48	Chairman, Director and Chief Executive and Financial Officer	November 2019 to present
Mr. Patience Ogbozor	34	Director	October 2019 to present

*Age as at December 31, 2019.

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2019 is as follows:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, will require our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Mr. Igwealor has filed all required reports under Section 16(a) of the Exchange Act.

Board Committee

The Company does not have a formal Audit Committee, Nominating Committee and Compensation Committee. As the Company’s business expands, the directors will evaluate the necessity of an Audit Committee.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  We adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct,
•	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
•	compliance with applicable laws, rules and regulations,
•	the prompt reporting violation of the code, and
•	accountability for adherence to the code.

Our adopted a code of ethics applies to all our directors, officers and employees.   Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

We will provide our code of ethics in print without charge to any stockholder who makes a written request to Frank I Igwealor, our President, Chief Executive Officer and Chief Financial Officer, at Video River Networks, Inc.,  370 Amapola Ave., Suite 200A, Torrance, CA 90501.   Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors.   Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website.

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2019, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Mr. Frank I Igwealor	2019	0	—	—	—	—	—	0	(i)	0
Chair, CEO, CFO	2018	0	—	—	—	—	—	0	(ii)	0
	2017	0	—	—	—	—	—	0	(iii)	0

Notes:

(i)

(ii)

(iii)

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2019. The Company has never granted any stock options.

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

Title of Class		Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Preferred stock	(a)	Frank I Igwealor	1	100%
Common stock	(b)	Frank I Igwealor	30,769,230	18.11%

Common stock	(c)	Directors and officers as a group	30,769,230	18.11%

NOTES:

(a)     The control share sold to CED Capital is convertible to 150 million shares of our Common stock. Same share reverted to Frank I Igwealor as part of the process of merging CED Capital into NIHK

(b)     Hire-on-Bonus paid to Mr. Igwealor upon his acceptance of the CEO position of the Company

(c)     As reported on 12/31/2008 and based on 169,922,436 shares of common stock outstanding as at December 31, 2019.

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

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Audit fees	$14,000	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$0	$0

Audit-Related Fees

No audit-related fees were incurred in 2018.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for products and services provided by our principal independent accountants was $0.

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

Date: June 13, 2020	VIDEO RIVER NETWORKS, INC.

	By:	/s/ Frank I Igwealor
		Name:	Frank I Igwealor
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor Frank I Igwealor	Chief Executive Officer, Chief Financial Officer, President, Director	Date: June 13, 2020
(Principal Executive Officer) (Principal Financial Officer)

Exhibit 31.1

I, Frank I Igwealor, certify that:

1. I have reviewed this annual report on Form 10-K for fiscal year ended December 31, 2019 of Video River Networks, Inc.

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

Date: June 13, 2020

By:    /s/ Frank I Igwealor

Frank I Igwealor

Principal Executive Officer

Exhibit 31.2

I, Frank I Igwealor, certify that:

1. I have reviewed this annual report on Form 10-K for fiscal year ended December 31, 2019 for Video River Networks, Inc.;

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

Date: June 13, 2020

By:    /s/ Frank I Igwealor

Frank I Igwealor

Principal Financial Officer

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

Dated: June 13, 2020	By: /s/ Frank I Igwealor
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