Form 10-Q
period 2020-03-31
Video River Networks, Inc.
filed 2020-07-06
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 0-30786

Video River Networks, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0627349
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

370 Amapola Ave., Suite 200A, Torrance California	90501
(Address of principal executive offices)	(Zip Code)

310-895-1839

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2020, there were 169,922,436 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

VIDEO RIVER NETWORKS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019 (audited)	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited)	4

Notes to the condensed consolidated financial statements (unaudited)	5

VIDEO RIVER NETWORKS INC
CONSOLIDATED BALANCE SHEETS

	For the three months ended March 31, 2020 (unaudited)		December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents		$5,362		$850
Total Current Assets		5,362		850

Real Estate Holdings		1,207,985		$1,690,000
Fixed Assets
		1,207,985		1,690,000

Total Assets		$1,213,347		$1,690,850

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$		$
Deferred tax liabilities				69,708
Loans – Related Parties		1,119,980		1,459,971
Total Liabilities		1,119,980		1,529,679

Shareholders' Deficit
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding
Common stock ($0.001 par value)
1,200,000,000 shares authorized, no par 139,153,206 and 169,922,436 issued and outstanding on 3/31/2019 and 3/31/2020		169,922		169,922
Additional Paid-In Capital		18,943,950		18,943,950
Accumulated Deficit		(19,020,525)		(18,952,701)

Total Shareholders' Equity		93,347		161,171

Total Liabilities and Shareholders' Deficit		$1,213,327		$1,690,850

The accompanying notes are an integral part of these consolidated financial statements

VIDEO RIVER NETWORKS INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2020	2019

REVENUE	$495,000	$—

COST OF SALES	546,663	0

GROSS PROFIT	(51,663)	0

EXPENSES
General and administrative expenses	16,161	0

Total Expenses	16,161	0

OPERATING PROFIT/LOSS	(67,824)	0

OTHER INCOME
Net unrealized gain on real estate		0

INCOME (LOSS) BEFORE TAXES	(67,824)	0)

NET INCOME (LOSS)	$(67,824)	$0)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.000346)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	196,223,806	139,153,206

The accompanying notes are an integral part of these consolidated financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CASHFLOWS
(unaudited)

	For the three months ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net Income (Loss)	$(67,824)	$0
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Deferred tax liabilities	(69,708)
Net Cash Flows Used in Operating Activities	(137,532)	0

Net Cash Flows from Investing Activities

Real Estate:SFR - 4904 S Wilton Place 90062	(12,965)
Real Estate:SFR - 831 E 94TH ST 90002	495,000
Net Cash Flows Used in Investing Activities	482,035	0

Net Cash Flows from Financing Activities
Loan from related parties	(339,991)
New Cash Flows from Financing Activities	(339,991)	0

Net Change in Cash:	4,512	0
Beginning cash:	850	0
Ending Cash:	5,362

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$0	$0
Shares issued to settle accruals - related parties	$0	$0

The accompanying notes are an integral part of these consolidated financial statements

VIDEO RIVER NETWORKS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS

Video River Networks, Inc. is one of the few black-controlled public companies in America.  Video River Networks, Inc., a specialty real estate holding company, focuses on the acquisition, ownership, and management of specialized industrial properties. Since 2002, the Company’s Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices. The Set Top Box Division, acquired in October 2007, enables hotels to provide in-room high definition television (“HDTV”) broadcasts, integrated with video-on-demand, and customized guest services information.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have a limited ongoing business or income.  For the period ended March 31, 2020, we reported net income of $495,000 and an accumulated deficit of $19,020,525 as of March 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2020 and December 31, 2019, we did maintain $5,362.00 and $850.00 balance of cash equivalents respectively.

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  During the period under review, the Company recorded a loan of $1,119,980 to from company that is controlled by the Company’s majority stockholder.

Leases:

In February 2016, the FASB issued ASU 2016-02, "Leases" that requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

Revenue Recognition:

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criteria standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given, whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management’s judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.  During the periods ended March 31, 2020 or 2019, the Company did recognized revenue of $495,000 and $0.00 respectively.

Advertising Costs:

We expense advertising costs when advertisements occur.  During the periods ended March 31, 2020 or 2019, the Company did recognized advertising costs of $0.00 and $0.00 respectively.

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

Except for the October 29, 2019 transaction in which the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) to Community Economic Development Capital LLC, no other potentially dilutive debt or equity instruments were issued or outstanding during the periods ended March 31, 2020 or 2019.

Subsequent Events:

Pursuant to ASC 855-10, the Company has evaluated all events or transactions that occurred from April 1, 2020 to July 2, 2020.  The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

NOTE 4. REAL ESTATE INVESTMENTS

            At March 31, 2020 and December 31, 2019 investment properties consist of:

	Cost basis		Fair Value
	3/31/2020	12/31/2019	3/31/2020	12/31/2019

5125 Harold Way #307	$555,031	$ 555,031	$710,000	$710,000
SFR - 831 E 94TH ST 90002		367,128		495,000
SFR - 4904 S Wilton Place 90062	530,739	530,739	485,000	485,000
	$1,085,770	$ 1,452,897	$1,195,000	$1,690,000

On April 23, 2019, the Company acquired land and building located at 4904 S Wilton Place, Los Angeles, CA 90062, to hold as investment property for $498,983.51.  The Company plans to improve the property and then sell it for profit.  As at 3/31/2020, the Company had spent about $31,755 on its rehabilitation and improvement.

On April 24, the Company acquired land and building located at 831 E 94th Street, Los Angeles, CA 90002, for $325,000.   The Company plans to improve the property and then sell it for profit.  The Company sold the property in February of 2020.  Thus, as at 3/31/2020, this property is no longer in the Company’s inventory.

On the same April 24, the Company acquired a Condominium unit located at 5125 Harold Way #307, Los Angeles, CA 90027, for $540,000.   The Company plans to improve the property and then sell it for profit.  As at 3/31/2020, the Company had spent about $15,031 on its rehabilitation and improvement processes.

	3/31/2020	12/31/2019
Beginning Balance	$-	$ -
Net unrealized gain on fair value		237,103
Purchases	1,207,985	1,452,897
Ending balance	$1,207,985	1,690,000

NOTE 5. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings the periods ended March 31, 2020 and 2019, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

Contractual Obligations

We were not subject to any contractual obligations during the periods ended March 31, 2020 and 2019.

NOTE 6. ACCRUALS - RELATED PARTIES

N/A

NOTE 7. LOANS- RELATED PARTIES

During the period under review, the Company recorded a loan of $1,119,980 to from company that is controlled by the Company’s majority stockholder.

Real Estate Properties

During the period ended March 31, 2020, we bought three single family residences (SFR) with a carrying amount of $1,207,985, in Los Angeles.  We financed the purchase with borrowing from our controlling shareholder.  We intend to rehabilitee these properties and deliver same to eligible homebuyers as part of our mission of promoting homeownership affordable housing.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of March 31, 2020 and December 31, 2019 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended March 31, 2020 and 2019 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended March 31, 2020 and December 31, 2019:

	Percent	31-Mar-20	31-Dec-19

Federal statutory rates	34%	$(6,466,979))	$(6,443,918))
State income taxes	5%	(951,026))	(947,635))
Permanent differences	-0.5%	95,103	94,764
Valuation allowance against net deferred tax assets	-38.5%	7,322,902	7,296,790
Effective rate	0%	$-	$-

At March 31, 2020 and December 31, 2019, the significant components of the deferred tax assets are summarized below:

	31-Mar-20	31-Dec-19
Deferred income tax asset
Net operation loss carryforwards	19,020,525	18,952,701
Total deferred income tax asset	7,418,005	7,391,553
Less: valuation allowance	(7,418,005)	(7,391,553)
Total deferred income tax asset	$-	$-

The Company has recorded as of March 31, 2020 and December 31, 2019, a valuation allowance of  $7,456,837 and  $7,454,410 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $7,418,005 as at March 31, 2020 increased by $26,451 compared to December 31, 2019 of $7,391,553 as a result of the Company generating additional net operating losses of $67,824.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of March 31, 2020 and 2019.

For the period ended March 31, 2020 and 2019, the Company has net operating loss carry-forwards of approximately $19,020,525 and $18,952,701 respectively. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 10. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2020 and 2019, we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding during the periods ended March 31, 2020 and 2019 respectively.

Common Stock

The Company is authorized to issue 1,200,000,000 and 1,200,000,000 shares of common stock with a par value of $0.001 as at March 31, 2020 and 2019 respectively.

Period ended March 31, 2020

The Company has issued 169,922,436 and 169,922,436 shares of our common stock to more than 163 shareholders as at March 31, 2020 and December 31, 2019 respectively.

Warrants

No warrants were issued or outstanding during the periods ended March 31, 2020 and 2019.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2020 through the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required except for the following:

As shown in Note 6, during the period ended March 31, 2020, we sold one, and continue to hold two of the three single family residences (SFR) with a carrying amount of $1,207,985 in Los Angeles.  We financed the purchase with borrowing from our controlling shareholder.  We intend to rehabilitee these properties and deliver same to eligible homebuyers as part of our mission of promoting homeownership affordable housing. We sold one of the two remaining properties in April of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,”“estimate,”“expect,”“project,”“intend,”“plan,”“believe,”“will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that the factors described herein, and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

Business Overview

Video River Networks, Inc. is one of the few black-controlled public companies in America.  Video River Networks, Inc., a specialty real estate holding company, focuses on the acquisition, ownership, and management of specialized industrial properties. Since 2002, the Company’s Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices. The Set Top Box Division, acquired in October 2007, enables hotels to provide in-room high definition television (“HDTV”) broadcasts, integrated with video-on-demand, and customized guest services information. On August 14, 2009, the Company filed Form 15D, Suspension of Duty to Report, and as a result, the Company was not required to file any SEC forms since August 14, 2009.

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

Our corporate office is located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Our telephone number is (310) 895-1839.  As of March 31, 2020, we had no W-2 employee, but three of our officers and directors provide all the services without pay until we formally enter into employment contract with them as full-time employees.

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

As of March 31, 2020, we owned three investment properties in California, and we expect to continue to expand to other real estate asset classes including hemp and multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities.  We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring tenants’ satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe a web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by property type so lease expirations are matched to each property's seasonal rental patterns. We generally offer leases ranging from twelve to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to tenants' changing needs and a high level of satisfaction.

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

 Our Specialized Industrial Properties Target Markets

The target market for our CBD processing facilities, hemp farms and licensed-medical cannabis facilities include states that permit cannabis cultivation for medical use. As of March 31, 2020, we owned three properties in any of the states where medical-use cannabis has been legalized such as Arizona, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania. According to the National Conference of State Legislatures, As of March 31, 2020, 33 states and the District of Columbia have legalized cannabis for medical use.

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

In the United States, the development and growth of the regulated medical-use cannabis industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a doctor's recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson's disease, Alzheimer's, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness. As of March 31, 2020, 33 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis.

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

As of March 31, 2020, 33 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2018.

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

Risk Management

As of March 31, 2020, we owned two properties.  We embraced portfolio diversification at acquisitions as our main risk management strategy. We will continue to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 25% of our total assets and that no single tenant will exceed 30% of our total assets.

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

Employees

We do not have a W-2 employee at the present.  Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of March 31, 2020, pending when we could formalize an employment contract for him.   In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  We plan on formalizing employment contract for those staff currently helping us without pay.  Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

The Company has no written employment contract or agreement with any person. Currently, we are not actively seeking additional employees or engaging any consultants through a formal written agreement or contract. Services are provided on an as-needed basis to date. This may change in the event that we are able to secure financing through equity or loans to the Company.  As our company grows, we expect to hire more full-time employees.

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

Results of Operations

Three Months ended March 31, 2020, as Compared to Three Months Ended March 31, 2019

Revenues ― The Company recorded $495,000 in revenue for the three months ended March 31, 2020 as compared to $0.00 for the same period of March 31, 2019. The Company had $1,207,985 inventory of Investment Property as of March 31, 2020 as compared to $0.00 for the period ending March 31, 2019.

Operating Expenses ― Total operating expenses for the three months ended March 31, 2020 was $16,161 as compared to $0.00 in the same period in, 2019, due to increased operating activities during the period ended March 31, 2020.

Net Loss ― Net loss for three months ended March 31, 2020 was $67,82, as compared to net loss of $0 for the three months ended March 31, 2019.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2020, the Company had a working capital deficit of $1,213,347, consisting of $5,362 in cash and $1,207,985 in investment property inventory.

For the three months period ended March 31, 2020, the Company used $137,532 on operating activities, generated cash of $482,035 from investing activities, and used $339,991 in financing activities resulting in an increase in total cash of $4,512 and a cash balance of $5,362 for the period. For the three months period ended March 31, 2019, the Company used cash of $0.00 in operating activities, used cash of $0.00 for investing activities and obtained cash of $0.00 from financing activities, resulting in an increase in cash of $0.00 and a cash balance of $0.00 at the end of such period.

Total Notes Payable for related and unrelated parties was $1,119,980, a decreased by $339,991from the fiscal period ended December 31, 2019 of $1,459,971.

As of March 31, 2020, total stockholders’ equity decreased to $93,347 from $161,171 as of the fiscal period ended December 31, 2019.

As of March 31, 2020, the Company had a cash balance of $5,362 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity in the past has been cash generated from loans to us by our major shareholder. In order to be able to achieve our strategic goals, we need to further expand our business and implement our business plan.  To continue to develop our business plan and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers, but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Based on this definition, we have identified the critical accounting policies and judgments addressed which are described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation(the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2020:

●

we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●

we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	we do not have an independent audit committee of our Board of Directors;

●

insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

●

we continue to outsource the functions of controller on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

We believe that these material weaknesses primarily related, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

If and when our financial resources allow, we plan to take a number of actions to correct these material weaknesses including, but not limited to, establishing an audit committee of our Board of Directors comprised of three independent directors, hiring a full-time Chief Financial Officer, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of the Chief Executive Officer and the Interim Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors or officers which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

 From time to time we may be involved in litigation relating to claims arising out of the operation of our business in the normal course of business. Other than as described below, as of the date of this Registration Statement we are not aware of potential dispute or pending litigation and are not currently involved in a litigation proceeding or governmental actions the outcome of which in management’s opinion would be material to our financial condition or results of operations. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

As of June 23, 2020, except for the complaint listed above, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2020, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2020, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon its senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO RIVER NETWORKS, INC.

Date: July 2, 2020	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION OF CEO PURSUANT TO RULE 13a-14(a) OR 15d-14(a)

OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Frank I Igwealor, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of VIDEO RIVER NETWORKS, INC. ;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Frank I Igwealor
Frank I Igwealor
President and Chief Executive Officer

Date: July 2, 2020

Exhibit 31.2

CERTIFICATION OF CFO PURSUANT TO RULE 13a-14(a) OR 15d-14(a)

OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Frank I Igwealor, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of VIDEO RIVER NETWORKS, INC. ;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Frank I Igwealor
Frank I Igwealor
Interim Chief Financial Officer

Date: July 2, 2020

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of VIDEO RIVER NETWORKS, INC.  (the “Company”) on Form 10-Q for the quarter ended March 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, the Chief Executive Officer and Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer

Date: July 2, 2020

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.