Form 10-Q
period 2020-06-30
Video River Networks, Inc.
filed 2020-09-18
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, there were 169,922,436 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

VIDEO RIVER NETWORKS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIDEO RIVER NETWORKS INC
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2020 (unaudited)		December 31, 2019

ASSETS
Current Assets
Cash and Cash Equivalents		$16,783		$850
Total Current Assets		16,783		850

Real Estate Holdings		543,703		1,452,897
		543,703		1,452,897
Total Assets		$560,486		$1,453,747

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$		$
Loans – Related Parties		561,751		1,459,971
Total Liabilities		561,751		1,459,971

Shareholders' Deficit
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding
Common stock ($0.001 par value)
1,119,000,000 shares authorized, no par 139,153,206 and 169,922,436 issued and outstanding on 6/30/2019 and 6/30/2020		169,922		169,922
Additional Paid-In Capital		18,974,719		18,974,719
Accumulated Deficit		(19,145,906)		(19,150,865)

Total Shareholders' Equity		(1,265)		(6,224)

Total Liabilities and Shareholders' Deficit		$560,486		$1,453,747

The accompanying notes are an integral part of these consolidated financial statements

VIDEO RIVER NETWORKS INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

REVENUE	$710,000	$-	$1,205,000	$-

COST OF SALES	691,328	-	1,179,827	-

GROSS PROFIT	18,672	-	25,173	-

OPERATING EXPENSES
Selling, general and administrative	4,053	500	20,214	500

Total Expenses	4,053	500	20,214	500

OPERATING PROFIT/LOSS	14,620	(500)	4,959	(500)

INCOME (LOSS) BEFORE TAXES	14,620	(500)	4,959	(500)

NET INCOME (LOSS)	$14,620	$(500)	$4,959	$(500)

Net Income (Loss) per Common Share: Basic and Diluted	$0.00007	$(0.000)	$0.000025	$(0.000)

Weighted Average Common Shares Outstanding: Basic and Diluted	196,223,806	139,153,206	196,223,806	139,153,206

The accompanying notes are an integral part of these condensed consolidated financial statements

VIDEO RIVER NETWORKS INC STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Issuance of common stock to employee	30,769,230	30,769	-	-	30,769
Net income for the period	-	-	-	(36,993)	(36,993)
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Net income for the period	0	0	-	4,959	4,959
Balance, June 30, 2020	169,922,436	$169,922	$18,974,719	$(19,145,906)	$(1,265)

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances – April 1, 2020	169,922,436	$169,922	$18,974,719	$(19,160,525)	$(15,884)
Net income for the period	-	-		14,620	14,620
Balance, June 30, 2020	169,922,436	$169,922	$18,974,719	$(19,145,906)	$(1,265)

The accompanying notes are an integral part of these consolidated financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CASHFLOWS
(unaudited)

	For the six months ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net Income (Loss)	$4,959	$(500)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Net Cash Flows Used in Operating Activities	4,959	(500)

Net Cash Flows from Investing Activities
Real Estate:SFR - 5125 Harold Way #307	555,031	(552,000)
Real Estate:SFR - 4904 S Wilton Place 90062	(12,965)	(530,739)
Real Estate:SFR - 831 E 94TH ST 90002	367,128	(334,000)
Net Cash Flows Used in Investing Activities	909,194	(1,416,739)

Net Cash Flows from Financing Activities

Loan from related parties	(898,220)	1,431,746
New Cash Flows from Financing Activities	(898,220)	1,431,746

Net Change in Cash:	15,933	14,508
Beginning cash:	850	-
Ending Cash:	16,783

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$-
Cash paid for tax	$0	$-

Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$0	$-
Shares issued to settle accruals - related parties	$0	$-

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

The current management of the Company resulted from a purchase of voting control of the Company by Community Economic Development Capital LLC, (“CED Capital”) a California limited liability company.  After the change of control transaction, CED Capital spun out the control-stock to its sole unitholder before being sold to the Company for $1. Thereafter CED Capital became an operating subsidiary of the Company.  We used the acquisition of method of accounting for acquisition of subsidiaries by the Group method to account for this transaction.  The cost of the acquisition was measured as the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange.

As previously disclosed on our Form 8-K filed with the Securities and Exchange Commission, on December 8, 2019, on October 29, 2019, the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) of the company for Fifty Thousand and 00/100 ($50,000/00) Dollars, to Community Economic Development Capital LLC, a California limited liability company. The Special preferred share controls 60% of the company’s total voting rights. The issuance of the preferred share to Community Economic Development Capital LLC gave to Community Economic Development Capital LLC, the controlling vote to control and dominate the affairs of the company theretofor.

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

The Company is now, an internally-managed real estate holding company focused on the acquisition, ownership and management of specialized industrial properties leased to experienced, state-licensed operators for their regulated state-licensed cannabis facilities. We plan to acquire our properties through sale-leaseback transactions and third-party purchases. We expect to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have a limited ongoing business or income.  For the period ended June 30, 2020, we reported net income of $4,959 and an accumulated deficit of $19,145,906 as of June 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

COVID-19 Risks, Impacts and Uncertainties

COVID-19 Risks, Impacts and Uncertainties—We are subject to the risks arising from COVID-19's impacts on the residential real estate industry. Our management believes that these impacts, which include but are not limited to the following, could have a significant negative effect on our future financial position, results of operations, and cash flows: (i) prohibitions or limitations on in-person activities associated with residential real estate transactions; (ii) lack of consumer desire for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individuals' investment portfolios, and more stringent mortgage financing conditions. In addition, we have considered the impacts and uncertainties of COVID-19 in our use of estimates in preparation of our consolidated financial statements. These estimates include, but are not limited to, likelihood of achieving performance conditions under performance-based equity awards, net realizable value of inventory, and the fair value of reporting units and goodwill for impairment.

In April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the three and six months ended June 30, 2020. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2020 and December 31, 2019, we did maintain $16,783 and $850.00 balance of cash equivalents respectively.

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  As at June 30, 2020, the Company has a loan balance of $561,751 to from company that is controlled by the Company’s majority stockholder.

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

Revenue Recognition:

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criteria standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given, whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management’s judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.  During the periods ended June 30, 2020 and 2019, the Company did recognized revenue of $1,205,000 and $0.00 respectively.

Advertising Costs:

We expense advertising costs when advertisements occur.  During the periods ended June 30, 2020 or 2019, the Company did recognized advertising costs of $0.00 and $0.00 respectively.

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

Except for the October 29, 2019 transaction in which the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) to Community Economic Development Capital LLC, no other potentially dilutive debt or equity instruments were issued or outstanding during the periods ended June 30, 2020 or 2019.

NOTE 4. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments:

In 2019, we bought three single family residences (SFR) with a cost/carrying amount of $1,452,897, in Los Angeles.  We financed the purchase with borrowing from our controlling shareholder.  Our goals for the properties was to rehabilitee and deliver each of them to eligible homebuyers as part of our mission of promoting homeownership affordable housing.  As at June 30, 2020, we have only one of the three properties left.

Real estate assets, net.

            At June 30, 2020 and December 31, 2019 investment properties consist of:

		Cost basis
		6/30/2020	12/31/2019

5125 Harold Way #307	$		$ 555,031
SFR - 831 E 94TH ST 90002			367,128
SFR - 4904 S Wilton Place 90062		543,703	530,739
		$543,703	$ 1,452,897

Inventory costs include direct home acquisition costs and any capitalized improvements.  The following is the Real Estate Investments activities for the period under review:

On April 23, 2019, the Company acquired land and building located at 4904 S Wilton Place, Los Angeles, CA 90062, to hold as investment property for $498,983.51.  The Company plans to improve the property and then sell it for profit.  As at 3/31/2020, the Company had spent about $44,720 on its rehabilitation and improvement.

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

Real estate held for use:

As at June 30, 2020, the Company has no real estate held for use.

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

Below is the schedule of the details of the Real Estate Investments sales transactions during the period:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Description	Amount	Amount
Sales - Investment property	$ 710,000	$ 1,205,000
Closing costs	(8,803)	(11,522)
Commissions Paid	(35,895)	(60,645)
Developer Fees	(71,000)	(95,750)
Escrow & Title	(3,637)	(6,714)
Cost of Investment property sold	(555,031)	(917,825)
Old Liens Payoff	-	(51,879)
Property Taxes	(8,037)	(20,064)
Recording Charges	(3,976)	(7,048)
Seller Credit	(4,950)	(8,380)
Net Profit from Real Estate Investment Sales	$ 18,672	$ 25,173

During the three and six months ended June 30, 2020, the Company sold two of its Real Estate Investments properties and recorded $18,672 and $25,173 of net realized gains on real estate, respectively.

In addition, during the three and six months ended June 30, 2020, the Company pursuant to the terms of its Line of Credit agreement, paid to an entity controlled by our CEO  $71,000 and $95,750 respectively, as developer’s fees from the sales amount of the two real estate investment properties sold.

NOTE 5. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings the periods ended June 30, 2020 and 2019, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

Contractual Obligations

We were not subject to any contractual obligations during the periods ended June 30, 2020 and 2019.

NOTE 6. ACCRUALS - RELATED PARTIES

N/A

NOTE 7. LOANS- RELATED PARTIES

As at June 30, 2020 and December 31, 2019 respectively, the Company has loan balances of $561,751 and $1,459,971, which was advanced to the Company by an entity that is controlled by the Company’s majority stockholder and CEO.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of June 30, 2020 and December 31, 2019 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended June 30, 2020 and 2019 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended June 30, 2020 and December 31, 2019:

	Percent	30-Jun-20	31-Dec-19
Federal statutory rates	34%	$(6,509,608)	$(6,511,294)
State income taxes	5%	(957,295)	(957,543)
Permanent differences	-0.5%	95,730	95,754
Valuation allowance against net deferred tax assets	-38.5%	7,371,174	7,373,083
Effective rate	0%	$-	$-

At June 30, 2020 and December 31, 2019, the significant components of the deferred tax assets are summarized below:

	31-Mar-20	31-Dec-19
Deferred income tax asset
Net operation loss carryforwards	19,145,906	19,150,865
Total deferred income tax asset	7,466,903	7,468,837
Less: valuation allowance	(7,466,903)	(7,468,837)
Total deferred income tax asset	$-	$-

The Company has recorded as of June 30, 2020 and December 31, 2019, a valuation allowance of  $7,466,903 and  $7,468,837 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $7,466,903 as At June 30, 2020 increased by $4,959 compared to December 31, 2019 of $7,468,837 as a result of the Company generating net operating profit of $4,959.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of June 30, 2020 and 2019.

For the period ended June 30, 2020 and 2019, the Company has net operating loss carry-forwards of approximately $19,145,906 and $19,150,865 respectively. Such amounts are subject to IRS code section 382 limitations and expire in 2034.

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

NOTE 10. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2020 and 2019, we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding during the periods ended June 30, 2020 and 2019 respectively.

Common Stock

The Company is authorized to issue 1,119,000,000 and 1,119,000,000 shares of common stock with a par value of $0.001 as At June 30, 2020 and 2019 respectively.

Period ended June 30, 2020

The Company has issued 169,922,436 and 169,922,436 shares of our common stock to more than 163 shareholders as At June 30, 2020 and December 31, 2019 respectively.

Warrants

No warrants were issued or outstanding during the periods ended June 30, 2020 and 2019.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 11. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company has evaluated all events or transactions that occurred from June 30, 2020 to September 12, 2020 (the date of this report).  The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

Our corporate office is located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Our telephone number is (310) 895-1839.  As of June 30, 2020, we had no W-2 employee, but three of our officers and directors provide all the services without pay until we formally enter into employment contract with them as full-time employees.

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

As of June 30, 2020, we owned one investment property in California, and we expect to continue to expand to other real estate asset classes including hemp and multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities.  We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring tenants’ satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe a web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by property type so lease expirations are matched to each property's seasonal rental patterns. We generally offer leases ranging from twelve to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to tenants' changing needs and a high level of satisfaction.

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

 Our Specialized Industrial Properties Target Markets

The target market for our CBD processing facilities, hemp farms and licensed-medical cannabis facilities include states that permit cannabis cultivation for medical use. As of June 30, 2020, we owned three properties in any of the states where medical-use cannabis has been legalized such as Arizona, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania. According to the National Conference of State Legislatures, As of June 30, 2020, 33 states and the District of Columbia have legalized cannabis for medical use.

Although these states have approved the medical use of cannabis, the applicable state and local laws and regulations vary widely. For example, many states' laws allow commercial production and sales through dispensaries and set forth rigorous licensing requirements; in other states the licensing rules are unclear. In some states, dispensaries are mandated to operate on a not-for-profit basis. Some states permit home cultivation activities. The states also differ on the form in which cannabis can be sold.

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

In the United States, the development and growth of the regulated medical-use cannabis industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a doctor's recommendation, subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, which vary significantly from state to state and may include, among others, treatment for cancer, glaucoma, HIV/AIDs, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson's disease, Alzheimer's, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness. As of June 30, 2020, 33 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis.

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

As of June 30, 2020, 33 states, plus the District of Columbia, have passed laws allowing their citizens to use medical cannabis. The first state to permit the use of cannabis for medicinal purposes was California in 1996, upon adoption of the Compassionate Care Act. The law allowed doctors to recommend cannabis for serious medical conditions and patients were permitted to use, possess and grow cannabis themselves. Several other states adopted medical-use cannabis laws in 1998 and 1999, and the remaining medical-use cannabis states adopted their laws on various dates through 2018.

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

Risk Management

As of June 30, 2020, we owned one real estate investment property.  We embrace portfolio diversification at acquisitions as our main risk management strategy. We intend to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 25% of our total assets.

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

Employees

We do not have a W-2 employee at the present.  Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of June 30, 2020, pending when we could formalize an employment contract for him.   In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  We plan on formalizing employment contract for those staff currently helping us without pay.  Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Plan of Operations

Plan of Operation for the Next Twelve (12) Months

As NIHK moves ahead to implement its business plan, the Company begin to identify, acquire and complimentary businesses and internally-manage a real estate holdings focused on affordable housing and specialized properties across the United States.  We plan to acquire both single family residence (SFR) and multi-family and specialized commercial properties including sale-leaseback transactions and third-party purchases. On specialized commercial properties we expect to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

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

NIHK through Community Economic Development Capital, LLC, currently own one real property located in Los Angeles County.  The total cost of the property as at June 30, 2020 is $ 543,703.  Because the property is in early stage of rehabilitation, it is expected that the eventual cost would increase far above $543,703 before the company could put the properties to productive use.  Using the real properties as collateral, we believe that we could always obtain the capital needed to acquire and rehabilitate properties.

There is no assurance that we would be able to put the property to good use such as renting it to eligible low-income family / tenant.  If we are unable to put them to productive use, we would be forced to sell them and use the money generated from the sales to pay off the loans used to acquire them.

To effectively fund our business plan, we must raise additional capital.   But there can be no assurance that we will be able to raise the capital necessary to acquire, own or hold profitable businesses and real properties.  Moreover, there can be no assurance that we will be able to raise the capital necessary to execute our business plan and also to acquire, own or hold complimentary businesses and real properties.

Within the next twelve months, we intend to use income generated from our operations to hire employees that would help us to raise capital to build our company.  There is no assurance that we would be able to generate income from our operations in the near future.

We intend to implement the following tasks within the next twelve months:

  Month 1-3: Phase 1 (1-3 months in duration; complete rehabilitation of the opportunity zone located property and put it to good use)
    Identify 4 other properties to acquire
    Identify 2 profitable businesses to acquire
    Sign purchase agreement with the sellers of the 2 profitable businesses and 4 properties identified above;
    Acquire and consolidate the revenue from those six acquisitions.
  Month 3-6 Phase 2 (1-3 months in duration; cost control, process improvements, admin & mngt.).
    Integrate acquisitions into NIHK’s model – consolidate the management of the acquired businesses and properties including integration of their accounting and finance systems, synchronization of their operating systems, and harmonization of their human resources functions.
    Complete and file quarterly reports and other required filings for the quarter
  Month 6-9:  Phase 3 (1-3 months in duration; $5 million in estimated fund receipt)
    Identify and acquire 2 profitable businesses and 4 properties that are complementary/similar properties or assets in the target market
  Month 9-12: Phase 4  (1-3 months duration; use acquired businesses’ free cash flow for more acquisitions)
    Run the businesses efficiently, giving employees a conducive and friendly workplace and add value to investors and shareholders by identifying and reducing excesses and also identifying and executing growth strategies
    Acquire 2 profitable businesses and 4 more properties especially in regions where RE is at or below their book-value.
  Operating expenses during the twelve months would be as follows:
    For the five months through December 31, 2020, we anticipate to incur general and other operating expenses of $238,000.
    For the six months through July 31, 2021 we anticipate to incur additional general and other operating expenses of $382,000.

As noted above, the execution of our current plan of operations requires us to raise significant additional capital immediately. If we are successful in raising at least $620,000 in capital, we hope that the Company will have sufficient cash resources to fund its plan of operations for the next twelve months. If we are unable to do so, our ability to continue as a going concern will be in jeopardy, likely causing us to curtail and possibly cease operations.

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

Results of Operations

Three Months ended June 30, 2020

Revenues ― The Company recorded $710,000 in revenue for the three months ended June 30, 2020 as compared to $0.00 for the same period of June 30, 2019. This revenue was primarily due to the sale of one of the two remaining Real Estate Investment properties in our inventory during the period under review.

Operating Expenses ― Total operating expenses for the three months ended June 30, 2020 was $4,053 compared to $500 in the same period in, 2019, due to increased operating activities during the period ended June 30, 2020.

Net incomes ― Net loss for three months ended June 30, 2020 was $14,620, as compared to net loss of $500 for the three months ended June 30, 2020.

Six Months ended June 30, 2020, as Compared to Six Months ended June 30, 2019

Revenues ― The Company recorded $1,205,000 in revenue for the six months ended June 30, 2020 as compared to $0.00 for the same period of June 30, 2019. This revenue was primarily due to the sale of two of the three Real Estate Investment properties in our inventory during the period under review.

Operating Expenses ― Total operating expenses for the six months ended June 30, 2020 was $20,214 compared to $0.00 in the same period in, 2019, due to increased operating activities during the period ended June 30, 2020.

Net incomes ― Net loss for six months ended June 30, 2020 was $4,959, as compared to net loss of $500 for the three months ended June 30, 2020.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2020, the Company has limited working capital consisting of $16,783 in cash and $543,703 in investment property inventory.

For the six months period ended June 30, 2020, the Company used $137,532 on operating activities, generated cash of $482,035 from investing activities, and used $339,991 in financing activities resulting in an increase in total cash of $4,512 and a cash balance of $5,362 for the period. For the six months period ended June 30, 2019, the Company used cash of $500 in operating activities, generated cash of $909,194 from investing activities and used cash of $898,220 financing activities, resulting in an increase in cash of $15,933 and a cash balance of $16,783 at the end of such period.

Total Notes Payable for related and unrelated parties was $561,751, a increased by $898,220 from the fiscal period ended December 31, 2019 of $1,459,971.

As of June 30, 2020, total stockholders’ equity (deficit) decreased to $4,959 from a deficit of $6,224 as at December 31, 2019.

As of June 30, 2020, the Company had a cash balance of $16,783 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation(the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of June 30, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist as at June 30, 2020:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended June 30, 2020, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2020, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

VIDEO RIVER NETWORKS, INC.

Date: September 18, 2020	By:	/s/ Frank I Igwealor
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

Date: August 31, 2020

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

Date: August 31, 2020

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of VIDEO RIVER NETWORKS, INC.  (the “Company”) on Form 10-Q for the quarter ended June 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, the Chief Executive Officer and Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer

Date: August 31, 2020

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.