Form 10-K/A
period 2019-12-31
Video River Networks, Inc.
filed 2020-10-13
CIK 1084475

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

EXPLANATORY NOTE

Video River Networks, Inc. (the “Company) is amending this Form 10-K for the year ended December 31, 2019 to include restatement to its audited financial statements for the year ended December 31, 2019, due to change in accounting for Real Estate Investments Properties contained in our audited financial statements included with this report, which mistakenly accounted for real estate inventory using “fair market” valuation, but which we have changed to historical cost, and the impact of this change has been  reflected on the Balance Sheet, Profit and Loss, Shareholders’ Equity and Cash Flow Statements.

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

 Our Specialized Industrial Properties Target Markets

The target market for our CBD processing facilities, hemp farms and licensed-medical cannabis facilities include states that permit cannabis cultivation for medical use. As of December 31, 2019, we owned zero specialized properties.  We plan to acquire specialized properties within states where medical-use cannabis has been legalized such as California, Arizona, Colorado, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New York and Pennsylvania. According to the National Conference of State Legislatures, as of December 31, 2019, 33 states and the District of Columbia have legalized cannabis for medical use.

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

Dylan Floyd Accounting & Consulting

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Video River Networks Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Video River Networks Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders' equity, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $19,150,865 for the year ended December 31, 2019. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Emphasis of a Matter

As discussed in Note 11 to the financial statements, the 2019 financial statements have been restated to correct misstatements. Our opinion is not modified with respect to this matter.

Albert Garcia, CPA

Dylan Floyd Accounting & Consulting

We have served as the Company's auditor since 2020.

Newhall, California

July 24, 2020

VIDEO RIVER NETWORKS INC
BALANCE SHEETS
As of December 31, 2019 and 2018

	DECEMBER 31,
	2019		2018

ASSETS

Current Assets
Cash and Cash Equivalents		$850	$0
Marketable Securities			0
Total Current Assets		850	0

Real Estate Holdings		1,452,897	$0
Fixed Assets			0
		1,452,897	0

Total Assets		$1,453,747	$0

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts Payable	$		$0
Loans – Related Parties		1,459,971
Total Current Liabilities		1,459,971	0

Total Liabilities		1,459,971	0

Shareholders' Deficit
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding
Common stock ($0.001 par value)			—
200,000,000 shares authorized, no par 139,153,206 and 169,922,436 issued and outstanding on 12/31/2018 and 2019		169,922	139,153
Additional Paid-In Capital		18,974,719	18,974,719
Accumulated Deficit		(19,150,865)	(19,113,872)
Other Comprehensive Income/Loss
Total Shareholders' Equity		(6,224)	-

Total Liabilities and Shareholders' Deficit		$1,453,747	$-

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF OPERATIONS
Years Ended December 31, 2019 and 2018

DECEMBER 31,
2019	2018

REVENUE	$-	$—

COST OF SALES	-	0

GROSS PROFIT	-	0

EXPENSES
General and administrative expenses	36,993	0

Total Expenses	36,993	0

OPERATING PROFIT/LOSS	(36,993)	0

INCOME (LOSS) BEFORE TAXES	(36,993)	0

TAXES	0	0

NET INCOME (LOSS)	$(36,993)	$0

Net Income (Loss) per Common Share: Basic and Diluted	$(0.000189)	$0.00

Weighted Average Common Shares Outstanding: Basic and Diluted	196,223,806	139,153,206

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
Years Ended December 31, 2019 and 2018

Additional
Common	Paid-In	Accumulated
Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230
Cumulative Restructuring adjustment	-	30,769	(30,769)	-	30,769
Net income for the period	-
Other Comprehensive Income (loss)	-	-	(36,993)	(36,993)

Balance, December 31, 2019	169,922,436	$169,922	$19,005,488	$(19,150,865)	$(6,224)

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CASHFLOWS
Years Ended December 31, 2019 and 2018

	DECEMBER 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(36,993)	$0
Adjustments to reconcile net income (loss) to
net cash used in operating activities:

Net Cash Flows Used in Operating Activities	(36,993)	0

Net Cash Flows from Investing Activities
Real Estate: CND 5125 Harold Way #307	(555,031)
Real Estate: SFR - 4904 S Wilton Place 90062	(530,739)
Real Estate: SFR - 831 E 94TH ST 90002	(367,128)
Net Cash Flows Used in Investing Activities	(1,452,897)	0

Net Cash Flows from Financing Activities
Share based compensation	30,769
Loan from related parties	1,459,971
New Cash Flows from Financing Activities	1,490,740	0

Net Change in Cash:	850	0
Beginning cash:	0	0
Ending Cash:	850

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$0	$0
Shares issued to settle accruals - related parties	$0	$0

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have a limited ongoing business or income.  For the year ended December 31, 2019, we reported net loss of $36,993 and an accumulated deficit of $19,150,865 as of December 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Stock Based Compensation:

The cost of equity instruments issued to non-employees in return in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” for goods and services is measured by the fair value of the goods or services received or the measurement date fair value of the equity instruments issued, whichever is the more readily determinable. Measurement date for non-employees is the earlier of performance commitment date or the completion of services. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued in accordance with ASC 718 “Compensation - Stock Compensation.”  For the year ended December 31, 2019, the Company awarded to Mr. Frank I Igwealor, a hire-on bonus of 30,769,230 shares of its common stock. The shares awarded vested upon Mr. Igwealor’s acceptance of the employment offered.

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

NOTE 4. REAL ESTATE INVESTMENTS

 At December 31, 2019 and 2018 investment properties consist of:

	Cost basis
	2019	2018

5125 Harold Way #307	$555,031	$ -
SFR - 4904 S Wilton Place 90062	530,739	-
SFR - 831 E 94TH ST 90002	367,128	-
	$1,452,897	$ -

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

Our officers and directors are Mr. Igwealor, our chief executive officer and secretary, and Ms patience C Ogbozor, a Director are also directors of Goldstein Franklin Inc.

As at June 30, 2020, the total outstanding amount on loan from related parties is $561,751, which was as a result of the Company having drawn, in 2019, a total of $1,459,971 from its zero percent interest line-of-credit/loan from with Los Angeles Community Capital, an entity controlled by Mr. Igwealor.

Mr. Igwealor has control of 100% of the voting powers of Los Angeles Community Capital.  He therefore exercise 100% control of Los Angeles Community Capital.

The Company used the entire proceed to acquire the three Real Estate Investments on its inventory as at December 31, 2019.  As the Company sold each property, it had paid off the specific portion of it indebtedness secured by the property sold.  The Company therefore, used much of the proceeds from each property sale to pay down the line of credit outstanding, resulting in the reduction of the line of credit to $561,751 as at June 30, 2020.

Loan from a Related Party

Loan – On April 2, 2019, CED Capital entered into a Loan agreement in the amount of $1,459,971 with Los Angeles Community Capital (the “Lender”), which is controlled by Frank I. Igwealor, Chief Executive Officer of the Company.

Mr. Igwealor is the Chief Executive Officer and Director of Los Angeles Community Capital.

The maturity date of the Loan is the earlier of April 1, 2024 or whenever any of the properties securing the loan is sold. The Loan bears interest at 0% per annum, however, upon the sale of any property purchased with the loan, the lender would receive a developer fee of 10% of sale price/amount of each property sold that was bought with the loan.

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

A reconciliation of the differences between the effective and statutory income tax rates for the period ended December 31, 2019 and December 31, 2018:

	Percent	31-Dec-19	31-Dec-18

Federal statutory rates	34%	$(6,511,294)	$(6,498,716)
State income taxes	5%	(957,543)	(955,694)
Permanent differences	-0.5%	95,754	95,569
Valuation allowance against net deferred tax assets	-38.5%	7,373,083	7,358,841
Effective rate	0%	$-	$-

At December 31, 2019 and December 31, 2018, the significant components of the deferred tax assets are summarized below:

	31-Dec-19	31-Dec-18
Deferred income tax asset
Net operation loss carryforwards	19,150,865	19,113,872
Total deferred income tax asset	7,468,837	7,454,410
Less: valuation allowance	(7,468,837)	(7,454,410)
Total deferred income tax asset	$-	$-

The Company has recorded as of December 31, 2019 and December 31, 2018, a valuation allowance of  $7,468,837 and  $7,454,410 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $7,468,837 as at December 31, 2019 increased by $14,427 compared to December 31, 2018 of $7,454,410 as a result of the Company generating net operating losses of $36,993.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2019 and 2018.

For the year ended December 31, 2019 and 2018, the Company has net operating loss carry-forwards of approximately $19,150,865 and $19,113,872 respectively. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

Common Stock

The Company is authorized to issue 1,199,000,000 and 200,000,000 shares of common stock with a par value of $0.001 as at December 31, 2019 and 2018 respectively.

Year ended December 31, 2019

The Company has issued 169,922,436 and 139,153,206 shares of our common stock to more than 163 shareholders as at December 31, 2019 and 2018 respectively.

Warrants

No warrants were issued or outstanding during the years ended December 31, 2019 and 2018.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 11. RESTATEMENT

The previously issued consolidated financial statements have been restated for correction of material misstatement for the year ended December 31, 2019.  The correction resulted to changes in our Real Estate Holdings, Deferred tax liabilities, Accumulated Deficit, Total Shareholders’ equity, Income (loss) before taxes, and cash flow accounts.

(a)     The effect of the correction on each financial statement line item and per-share amounts as of December 31, 2019 are as follows:

	As Previously Reported	Change	As Restated
Real Estate Holdings	$1,690,000	$(237,103)	$1,452,897
Deferred tax liabilities	$69,708	$(69,708)	$-
Accumulated Deficit	$(18,952,701)	$(198,164)	$(19,150,865)
Total Shareholders' Equity	$161,171	$(167,395)	$(6,224)
Income (Loss) Before Taxes	$230,879	$(267,872)	$(36,993)
Net Cash Flows Used in Operating Activities	$230,879	$(267,872)	$(36,993)
Net Cash Flows Used in Investing Activities	$1,690,000	$(237,103)	$1,452,897
Net Income (Loss) per Common Share: Basic and Diluted	$0.000821	$(0.00101)	$(0.000189)

(b)     The cumulative effect of the change on retained earnings as of December 31, 2019 are as follows:

	As Previously Reported	Change	As Restated
Retained Earnings (Accumulated Deficit)	$(18,952,701)	$(198,164)	$(19,150,865)
Total Shareholders' Equity	$161,171	$(167,395)	$(6,224)

NOTE 12. SUBSEQUENT EVENTS

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

Based on its assessment, management concluded that As of December 31, 2019 our disclosure controls and procedures were ineffective.  For example, we had to revise our audited financial statements for the fiscal year ended December 31, 2019, to correct an error to our financial statements, which mistakenly accounted for real estate inventory using “fair market” valuation, instead of historical cost that is the standard practice. We plan to take measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive and financial accounting officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting.  Management’s assessment of internal control over financial reporting was conducted using the criteria in “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on its assessment, management has concluded that our internal controls over financial reporting are ineffective.  We had to revise our audited financial statements for the fiscal year ended December 31, 2019, to correct an error to our financial statements, which mistakenly accounted for real estate inventory using “fair market” valuation, instead of historical cost that is the standard practice.  However, this incident was a one-time mistake, where our staff originally used historical cost as standard practice but was later asked to change the method, which they did.  We have revisited the incident identified the source of the inadvertency, which would not repeat in the future.  In addition, we plan to take measures to improve our internal controls over financial reporting by upgrading our financial reporting procedures and instituting a new robust financial reporting system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The financial reporting system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

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

Changes in internal control over financial reporting

We are continuing our efforts to improve our internal controls over financial reporting.  Among other improvements, we shall implement a comprehensive ERP system that will improve the Company’s internal controls. As of the date of this Form 10K, management is unable to meaningfully determine the date the ERP system will be installed and become operational, but expects it to be installed in the first quarter of 2021.   The Company believes that full implementation of its new ERP System will improve disclosure controls and procedures by performing the following functions:

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

(b)     Hire-on-Bonus paid to Mr. Igwealor upon his acceptance of the CEO position of the Company

(c)     As of June 30, 2020 and based on 169,922,436 shares of common stock outstanding as at December 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our officers and directors are Mr. Igwealor, our chief executive officer and secretary, and Ms patience C Ogbozor, a Director are also directors of Goldstein Franklin Inc.

As at June 30, 2020, the total outstanding amount on loan from related parties is $561,751, which was as a result of the Company having drawn, in 2019, a total of $1,459,971 from its zero percent interest line-of-credit/loan from with Los Angeles Community Capital, an entity controlled by Mr. Igwealor.

Mr. Igwealor has control of 100% of the voting powers of Los Angeles Community Capital.  He therefore exercise 100% control of Los Angeles Community Capital.

The Company used the entire proceed to acquire the three Real Estate Investments on its inventory as at December 31, 2019.  As the Company sold each property, it had paid off the specific portion of it indebtedness secured by the property sold.  The Company therefore, used much of the proceeds from each property sale to pay down the line of credit outstanding, resulting in the reduction of the line of credit to $561,751 as at June 30, 2020.

Loan from a Related Party

Loan – On April 2, 2019, CED Capital entered into a Loan agreement in the amount of $1,459,971 with Los Angeles Community Capital (the “Lender”), which is controlled by Frank I. Igwealor, Chief Executive Officer of the Company.

Mr. Igwealor is the Chief Executive Officer and Director of Los Angeles Community Capital.

The maturity date of the Loan is the earlier of April 1, 2024 or whenever any of the properties securing the loan is sold. The Loan bears interest at 0% per annum, however, upon the sale of any property purchased with the loan, the lender would receive a developer fee of 10% of sale price/amount of each property sold that was bought with the loan.

In 2019, we bought three single family residences (SFR) with a cost/carrying amount of $1,452,897, in Los Angeles.  We financed the purchase with borrowing from our controlling shareholder.  Our goals for the properties was to rehabilitee and deliver each of them to eligible homebuyers as part of our mission of promoting homeownership affordable housing.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.  Once we have sufficient financial resources to afford a large board with independent members, we plan to adopt the Policy and Procedures listed below:

Future Policy and Procedures with Respect to Related Person Transactions

In the future, our Board of Directors would be charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. Whether we have not adopted other procedures for review, or standards for approval, of such transactions or not, our board would  review them on a case-by-case basis.

We recognize that Related Person Transactions may raise questions among shareholders as to whether those transactions are consistent with the best interests of the Company and its shareholders. (Related Person Transaction is defined as a transaction, arrangement or relationship in which we were, are or will be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets for the last two fiscal years, and in which any Related Person (defined below) had, has or will have a direct or indirect interest.)  It would be our policy to enter into or ratify Related Person Transactions only when the Board of Directors determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of the Company and its shareholders, including but not limited to situations where we may obtain loans, products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when we provide products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally.

“Related Person” would be defined as follows:

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

Directors and executive officers would be required to submit to the Board of Directors, acting in its role as audit committee, a list of immediate family members and a description of any proposed Related Person Transactions on an annual basis and provide updates during the year.

In our review of any Related Person Transactions, the Board of Directors would consider all of the relevant facts and circumstances available to it, including (if applicable) but not limited to: the benefits to the Company; the impact on a director’s independence in the event the Related Person is a director, an immediately family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. No member of the Board of Directors may participate in any review, consideration or approval of any Related Person Transaction with respect to which such member or any of his or her immediate family members is the Related Person. The Board of Directors will approve or ratify only those Related Person Transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Board of Directors determines in good faith. The Board of Directors will convey the decision to the Chief Executive Officer or the Chief Financial Officer, who will convey the decision to the appropriate persons within the Company. The policy outlined above has NOT been adopted by the company, but rather is just a template of what the Company wanted in such policy if and when it adopts one.

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

Date: September 4, 2020	VIDEO RIVER NETWORKS, INC.

	By:	/s/ Frank I Igwealor
		Name:	Frank I Igwealor
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor Frank I Igwealor	Chief Executive Officer, Chief Financial Officer, President, Director	Date: September 4, 2020
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

Date: September 4, 2020

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

Date: September 4, 2020

By:    /s/ Frank I Igwealor

Frank I Igwealor

Principal Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Video River Networks, Inc. (the “Company”) for the year ending December 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Frank I Igwealor, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 4, 2020	By: /s/ Frank I Igwealor
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