Form 10-Q/A
period 2020-03-31
Video River Networks, Inc.
filed 2020-10-13
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Video River Networks, Inc. (the “Company) is amending this quarterly Report on Form 10-Q to change the accounting for Real Estate Investments Properties contained in our audited financial statements included with this report, which mistakenly accounted for real estate inventory using “fair market” valuation, but which we have changed to historical cost, and the impact of this change has been  reflected on the Balance Sheet, Profit and Loss, Shareholders’ Equity and Cash Flow Statements.

We have made no attempt in this Quarterly Report on Form 10-Q/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

VIDEO RIVER NETWORKS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019 (audited)	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited)	4

Notes to the condensed consolidated financial statements (unaudited)	5

VIDEO RIVER NETWORKS INC
CONSOLIDATED BALANCE SHEETS

	For the three months ended March 31, 2020 (unaudited)		December 31, 2019

ASSETS
Current Assets
Cash and Cash Equivalents		$5,362		$850
Total Current Assets		5,362		850

Real Estate Holdings		1,098,734		1,452,897
		1,098,734		1,452,897
Total Assets		$1,104,096		$1,453,747

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$		$
Deferred tax liabilities
Loans – Unrelated Parties
Loans – Related Parties		1,119,980		1,459,971
Total Liabilities		1,119,980		1,529,679

Shareholders' Deficit
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding
Common stock ($0.001 par value)
1,200,000,000 shares authorized, no par 139,153,206 and 169,922,436 issued and outstanding on 3/31/2019 and 3/31/2020		169,922		169,922
Additional Paid-In Capital		18,974,719		18,974,719
Accumulated Deficit		(19,160,525)		(19,150,865)

Total Shareholders' Equity		(15,884)		(6,224)

Total Liabilities and Shareholders' Deficit		$1,104,096		$1,453,747

The accompanying notes are an integral part of these consolidated financial statements

VIDEO RIVER NETWORKS INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2020	2019

REVENUE	$495,000	$—

COST OF SALES	488,499	0

GROSS PROFIT	6,501	0

EXPENSES
General and administrative expenses	16,161	0

Total Expenses	16,161	0

OPERATING PROFIT/LOSS	(9,660)	0

OTHER INCOME
Net unrealized gain on real estate		0

INCOME (LOSS) BEFORE TAXES	(9,660)	0

NET INCOME (LOSS)	$(9,660)	$0

Net Income (Loss) per Common Share: Basic and Diluted	$(0.000049)	$(0.00

Weighted Average Common Shares Outstanding: Basic and Diluted	196,223,806	139,153,206

The accompanying notes are an integral part of these consolidated financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Issuance of common stock to employee	30,769,230	30,769	-	-	30,769
Net income for the period	-	-	-	(36,993)	(36,993)
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$-6,224
			-
Net loss (income) for the period	-	-	-	(9,660)	(9,660)
	-	-
Balance, March 31, 2020	169,922,436	$169,922	$18,974,719	$(19,160,525)	$(15,884)

The accompanying notes are an integral part of these consolidated financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CASHFLOWS
(unaudited)

	For the three months ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net Income (Loss)	$(9,660)	$0
Adjustments to reconcile net income (loss) to
net cash used in operating activities:

Net Cash Flows Used in Operating Activities	(9,660)	0

Net Cash Flows from Investing Activities
Real Estate: SFR - 4904 S Wilton Place 90062	(12,965)
Real Estate: SFR - 831 E 94TH ST 90002	367,128
Net Cash Flows Used in Investing Activities	354,163	0

Net Cash Flows from Financing Activities

Loan from related parties	(339,991)
New Cash Flows from Financing Activities	(339,991)	0

Net Change in Cash:	4,512	0
Beginning cash:	850	0
Ending Cash:	5,362

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$0	$0
Shares issued to settle accruals - related parties	$0	$0

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  As at march 31, 2020, the Company has a loan balance of $1,119,980 from a company that is controlled by the Company’s majority stockholder.

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

NOTE 4. REAL ESTATE INVESTMENTS

            At March 31, 2020 and December 31, 2019 investment properties consist of:

	Cost basis
	3/31/2020	12/31/2019

5125 Harold Way #307	$555,031	$ 555,031
SFR - 831 E 94TH ST 90002		367,128
SFR - 4904 S Wilton Place 90062	530,739	530,739
	$1,085,770	$ 1,452,897

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

NOTE 11. RESTATEMENT

The previously issued consolidated financial statements for the year ended December 31, 2019, and the interim financial statement for the three months ended March 31, 2020, have been restated for correction of material misstatement.

For the year ended December 31, 2019, the correction resulted to changes in our Real Estate Holdings, Deferred tax liabilities, Accumulated Deficit, Total Shareholders’ equity, Income (loss) before taxes, and cash flow accounts.

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

For the three months ended March 31, 2020, the correction resulted to changes in our Real Estate Holdings, Cost of Sales, Gross profit, Operating Profit/Loss, Income (Loss) Before Taxes, Accumulated Deficit, Total Shareholders’ equity, and cash flow accounts.

(a)     The effect of the correction on each financial statement line item and per-share amounts as of March 31, 2020 are as follows:

	As Previously Reported	Change	As Restated
Real Estate Holdings	$1,207,985	$(109,251)	$1,098,734
Cost of Sales	$546,663	$(58,164)	$488,499
Gross Profit	$(51,663)	$58,164	$6,501
Operating Profit/Loss	(67,824)	58,164	(9,660)
Income (Loss) Before Taxes	$(67,824)	58,164	(9,660)
Accumulated Deficit	(19,020,525)	(140,000)	(19,160,525)
Total Shareholders' Equity	$93,347	$(109,231)	$(15,884)
Net Cash Flows Used in Operating Activities	$(137,532)	$127,872	$(9,660)
Net Cash Flows Used in Investing Activities	$482,035	$(127,872)	$354,163
Net Income (Loss) per Common Share: Basic and Diluted	$(0.000346)	$0	$(0.000049)

(b)     The cumulative effect of the change on retained earnings as of March 31, 2020 are as follows:

	As Previously Reported	Change	As Restated

Retained Earnings (Accumulated Deficit)	$(19,020,525)	(140,000)	(19,160,525)
Total Shareholders' Equity	$93,347	$(109,231)	$(15,884)

NOTE 12. SUBSEQUENT EVENTS

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

VIDEO RIVER NETWORKS, INC.

Date: September 3, 2020	By:	/s/ Frank I Igwealor
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

Date: September 3, 2020

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

Date: September 3, 2020

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

Date: September 3, 2020

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.