Form 10-Q/A
period 2020-06-30
Video River Networks, Inc.
filed 2020-10-13
CIK 1084475

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

 EXPLANATORY NOTE

Video River Networks, Inc. (the “Company”) is amending this Quarterly Report on Form 10-Q solely for the purpose of correcting a disclosure to Note 7 to interim financial statements regarding the amount of developer’s fee paid to a related party lender during the six months ended June 30, 2020.

We have made no attempt in this Quarterly Report on Form 10-Q/A to modify or update other disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

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

Inventory costs include direct home acquisition costs and any capitalized improvements.  The following is the Real Estate Investments activities for the period under review:

On April 23, 2019, the Company acquired land and building located at 4904 S Wilton Place, Los Angeles, CA 90062, to hold as investment property for $498,983.51.  The Company plans to improve the property and then sell it for profit.  As at 6/30/2020, the Company had spent about $44,720 on its rehabilitation and improvement.

On April 24, the Company acquired land and building located at 831 E 94th Street, Los Angeles, CA 90002, for $325,000.   The Company plans to improve the property and then sell it for profit.  As at 1/31/2020, the Company had spent about $42,128 on its rehabilitation and improvement of the property. The Company sold the property in February of 2020. Thus, as at 3/31/2020, this property is no longer in the Company’s inventory.

On the same April 24, the Company acquired a Condominium unit located at 5125 Harold Way #307, Los Angeles, CA 90027, for $540,000.   The Company plans to improve the property and then sell it for profit.  As at 3/31/2020, the Company had spent about $15,031 on its rehabilitation and improvement processes. The Company sold the property in April of 2020. Thus, as at 6/30/2020, this property is no longer in the Company’s inventory.

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

Furthermore, during the six months ended June 30, 2020, the Company pursuant to the terms of its Line of Credit agreement, paid $95,750 as developer’s fees from the sales amount of the two real estate investment properties sold, to Los Angeles Community Capital, an entity controlled by our CEO, Mr. Igwealor, who has 100% voting control of Los Angeles Community Capital.

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

Real Property Sales and Loan Repayment to a Related Party Lender

As at June 30, 2020, we have sold two of the three properties with only one of the three properties left.

We closed the sale of the 831 E 94th Street property on February 21, 2020 and used part of the proceeds to payoff $367,128, which was the total sum borrowed for the property purchase and rehabilitation.  The payment was made to Los Angeles Community Capital, an entity controlled by CEO.  Los Angeles Community Capital was the lender in this transaction.

We closed the sale of the condominium unit located at 5125 Harold Way #307, Los Angeles, CA 90027, on April 26, 2020 and used part of the proceeds to payoff $555,031, which was the total sum borrowed for the property purchase and rehabilitation.  The payment was made to Los Angeles Community Capital, an entity controlled by CEO.  Los Angeles Community Capital was the lender in this transaction.

Having used $922,159, part of the proceeds from the two properties sales to pay down the related party loan, the outstanding balance on the related party loan was reduced to $561,751 as at June 30, 2020.

Developer’s Fees paid to a Related Party Lender following the sales of two real properties

As at June 30, 2020, we have sold two of the three properties with only one of the three properties left. Following the close of the sales of two of the properties, we paid out Developer Fee, pursuant to the loan agreement we had with the lender, Los Angeles Community Capital, an entity controlled by Mr. Igwealor, who has 100% voting control of Los Angeles Community Capital.

Following the sale of the 831 E 94th Street property on February 21, 2020 for $495,000, the agreed upon Developer Fee of $49,500 was due to Los Angeles Community Capital.  However, the Company negotiated the fee down to $24,750 (50% reduction) because an undiscovered utility lien latter popped up at title/escrow and reduced the profit by $50,000.

Following the sale of the 5125 Harold Way property on April 26, 2020 for $710,000, the agreed upon Developer Fee of $71,000 was due and paid to Los Angeles Community Capital.

In total, the Company paid $95,750 as Developer Fees to a related party lender, Los Angeles Community Capital, an entity controlled by our CEO, Mr. Igwealor, who has 100% voting control of Los Angeles Community Capital.

Thus, during the six months ended June 30, 2020, the Company pursuant to the terms of its Line of Credit agreement, paid $95,750 as developer’s fees from the sales amount of the two real estate investment properties sold, to Los Angeles Community Capital, an entity controlled by our CEO, Mr. Igwealor, who has 100% voting control of Los Angeles Community Capital.

Although the Company was still able to recorded $25,173 in net realized gains from the sale of Real Estate Investment properties during the six months ended June 30, 2020, the Company would have made more profit (save $95,750) from the sales if the Company had a different financing mechanism including its own capital.

Notwithstanding the above mentioned possibility of making more profit from sales of Real Estate Investment properties, there are no guarantees that we could be able to raise sufficient capital to stand on our own and stop using the credit line from a related party.

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

NOTE 10. SHAREHOLDERS’ EQUITY (DEFICIT)

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

VIDEO RIVER NETWORKS, INC.

Date: October 12, 2020	By:	/s/ Frank I Igwealor
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