Form 10-Q
period 2020-09-30
Video River Networks, Inc.
filed 2020-12-01
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 000-30786

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

As of September 30, 2020, there were 169,922,436 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

VIDEO RIVER NETWORKS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (audited)	2

Condensed Consolidated Statements of Operations for the Nine months ended September 30, 2020 and nine months ended September 30, 2020 and 2019 (unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the nine months ended September 30, 2020 and 2019 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	4

Notes to the condensed consolidated financial statements (unaudited)	5

VIDEO RIVER NETWORKS INC
CONSOLIDATED BALANCE SHEETS
	As of	December 31,
	September 30, 2020	2019 (audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,341	$850
Inventory Asset	22,961	-
Other Current Asset	186	-
Real Estate Investments	970,148	1,452,897
Total Current Assets	998,635	1,453,747
Fixed Assets
Fixed assets, net	$13,249	$-
Total Fixed Assets	13,249	-
TOTAL ASSETS	$1,011,885	$1,453,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	2,508	-
Current portion, notes payable	5,524	-
Total Current Liabilities	$8,032	$-

Long-Term Liabilities:
Notes payable	$150,000	$-
Notes payable - related party	930,350	1,459,971
Total Long-Term Liabilities	1,080,350	1,459,971
Total Liabilities	$1,088,382	$1,459,971

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding as at December 31, 2019 and September 30, 2020 respectively.	$3	$-

Common Stock, $0.001 par value, 1,200,000,000 shares authorized, 169,922,436 issued and outstanding as at December 31, 2019 and September 30, 2020 respectively	171,898	169,922
Additional paid in capital	19,197,097	18,974,719
Accumulated deficit	(19,445,493)	(19,150,865)
Total Kid Castle Stockholders’ equity	(42,073)
Non-controlling shareholders	(34,425)
Total Stockholders’ Equity (Deficit)	$(76,497)	$(6,224)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,011,885	$1,453,747
The accompanying notes are an integral part of these consolidated financial statements

VIDEO RIVER NETWORKS INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
Nine Months Ended September 30			Three Months Ended September 30
2020		2019	2020	2019

Net gain from sales of investments under trading securities	$99,877	$-	$19,035	$-
Sales - Investment property	1,205,000	-	-	-
Total Revenue	1,304,877	-	19,035	-

Cost of Investment Properties Sold	1,179,827	-	-	-
Gross Profit	125,050	-	19,035	-

OPERATING EXPENSES
General and administrative	42,923		8,095
Marketing and advertising	16,325	775	1,598	775
Amortization and depreciation	4,301		1,434
Professional fees	66,059	5,423	11,221	4,923
Total Expenses	129,608	6,198	22,347	5,698
INCOME FROM OPERATIONS	(4,559)	(6,198)	(3,312)	(5,698)

OTHER INCOME
Interest expense, net	-	-	-	-
Dividends	173	-	152	-
Unrealized gain (loss)	(128,233)	-	(39,515)	-
Total other income	(128,233)	-	(39,363)	-
INCOME (LOSS) BEFORE TAXES	(132,618)	(6,198)	(42,675)	(5,698)
INCOME TAX PROVISION	-	-	-	-
NET INCOME (LOSS)	$(132,618)	$(6,198)	$(42,675)	$(5,698)

Earnings (loss) per Share: Basic and Diluted	$(0.00068)	$(0.00003)	$(0.0002)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	196,223,806	196,223,806	196,223,806	139,153,206

The accompanying notes are an integral part of these condensed consolidated financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Issuance of common stock to employee	30,769,230	30,769	-	-	30,769
Net income for the period	-	-	-	(36,993)	(36,993)
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Consolidation Adjustment	-	1,975	222,378	(162,008)	62,345
Net income for the period				(132,618)	(132,618)

Balance, September 30, 2020	169,922,436	$171,897	$19,197,097	$(19,445,491)	$(76,497)
			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances – July 1, 2020	169,922,436	$169,922	$18,974,719	$(19,240,807)	(96,166)
Consolidation Adjustment	-	1,975	222,378	(162,008)	62,345
Net income for the period	-	-		(42,675)	(42,675)
Balance, September 30, 2020	169,922,436	$171,897	$19,197,097	$(19,445,491)	$(76,497)

The accompanying notes are an integral part of these consolidated financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CASHFLOWS
(unaudited)
	Nine Months Ended September 30
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(132,618)	$(6,198)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset: Trading Securities	22,435	-
Accrued expenses	1,522	-
Depreciation	4,301	-
Net cash provided by (used in) operating activities	(104,360)	(6,198)

Net Cash Flows from Investing Activities:
Payment for real estate investment	(439,409)	(1,445,054)
Receipt from sales of real estate investment	922,159	-
Receipt from sales of other investment	41,579	-
Net cash provided by (used in) investing activities	524,328	(1,445,054)

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	1,208	-
Line of credit - short term - related party	122,431	-
Line of credit - long term - related party	(726,192)	1,452,443
Proceeds from issuance of long term loan	150,000	-
Proceeds from issuance of stock	25,697	-
Net cash provided by (used in) financing activities	(426,856)	1,452,443

Net increase (decrease) in cash:	(6,888)	1,191
Cash at the beginning of the period:	12,229
Cash at the end of the period:	$5,341	$1,191

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$115.49	$-
Cash paid for tax	$-	$-
The accompanying notes are an integral part of these consolidated financial statements

VIDEO RIVER NETWORKS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS

Video River Networks, Inc. (the “Company”) is a technology firm that operates and manages a portfolio of Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) assets, businesses and operations in North America.  The Company’s current and target portfolio businesses and assets include operations that design, develop, manufacture and sell high-performance fully electric vehicles and design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered through Artificial Intelligence, Machine Learning and Robotic technologies.  The Company already built minor equity interest/positions in: (1) Tesla, Inc. (TSLA), a California based maker of high-performance fully electric vehicles; (2) Electrameccanica Vehicles Corp. (SOLO), a British Columbia, Canada headquartered company that designs and builds the all-electric SOLO and the Tofino all-electric sport coupe; (3) Lordstown Motors Corp. (RIDE), a Lordstown, Ohio based company that designs and manufactures electric vehicles; (4) Fisker Inc. (FSR), a Los Angeles, California headquartered company that designs and builds all-electric, zero-emissions vehicles; (5) Nikola Corporation (NKLA), a Phoenix, Arizona company that designs and manufactures electric components, drivetrains and vehicles.

Our current technology-focused business model is a result of our board resolution on September 15, 2020 to spin-in/off our specialty real estate holding business to an operating subsidiary and then pivot back to being a technology company.  The Company has now returned back to its original technology-focused businesses of Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices.  In addition to above list, the Company intends to spread its wings into the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) businesses/markets, targeting acquisition, ownership and operation of acquired EV-AI-ML-R businesses or portfolio of EV-AI-ML-R businesses.

Video River Networks, Inc., prior to September 15, 2020, used to be a specialty real estate holding company, focuses on the acquisition, ownership, and management of specialized industrial properties. Prior to its real estate business model, the Company’s Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices since 2002.

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

On September 15, 2020, Video River Networks, Inc. (the “Company”) entered into a stock purchase agreement with Kid Castle Educational Corporation (“Kid Castle”), an entity related to, and controlled by our President and CEO with respect to the purchase through private placement, of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company).   The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder.  The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering.  Following the acquisition, the Company now has 55% of the voting control of and 100% of operating control of Kid Castle.

The consolidated financial statements of the Company therefore include Kid Castle Educational Corporation and its subsidiary, GiveMePower Corporation, and all wholly owned (or majority owned) subsidiaries of GiveMePower  including Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and Cannabinoid Biosciences, Inc. (“CBDX”), and subsidiaries, in which has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.  As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control“ subsections of ASC 805-50.

Following the completion of the transaction with Kid Castle, the Company having been partly freed of the internally-managed real estate holding business that focused on the acquisition, ownership and management of specialized industrial properties, affordable housing and opportunity zone real estate properties and businesses, has decided to return back to its original technology-focused businesses of Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices.  In addition to above list, the Company is spreading its wings into the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) businesses/markets, targeting acquisition, ownership and operation of acquired EV-AI-ML-R businesses or portfolio of EV-AI-ML-R businesses.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has and operates small ongoing revenue generating businesses.   For the Nine months ended September 30, 2020, the Company reported revenue of $1,304,877 in revenue and an accumulated deficit of $19,445,493 as of the end of the period. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The Company has elected a calendar year of December 31 year-end.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”).  The consolidated financial statements include the Company and Kid Castle Educational Corporation and all of its controlled subsidiary companies.  All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but we have the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method of accounting. Operating results of acquired businesses are included in the Consolidated Statements of Income from the date of acquisition. We consolidate variable interest entities if we have operational and financial control, and are deemed to be the >50.1% beneficiary of the profit and loss of the entity. Operating results for variable interest entities in which we are determined to be the primary beneficiary are included in the Consolidated Statements of Income from the date such determination is made.

COVID-19 Risks, Impacts and Uncertainties

COVID-19 Risks, Impacts and Uncertainties — We are subject to the risks arising from COVID-19's impacts on the residential real estate industry. Our management believes that these impacts, which include but are not limited to the following, could have a significant negative effect on our future financial position, results of operations, and cash flows: (i) prohibitions or limitations on in-person activities associated with residential real estate transactions; (ii) lack of consumer desire for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individuals' investment portfolios, and more stringent mortgage financing conditions. In addition, we have considered the impacts and uncertainties of COVID-19 in our use of estimates in preparation of our consolidated financial statements. These estimates include, but are not limited to, likelihood of achieving performance conditions under performance-based equity awards, net realizable value of inventory, and the fair value of reporting units and goodwill for impairment.

In April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the three and six months ended September 30, 2020. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2020 and December 31, 2019, we did maintain $5,341 and $850.00 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – September 30, 2020	$22,960

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm, TD Ameritrade. The Company did not hold more than 3% of equity of the shares of any public companies as investments as of September 30, 2020.

All investments that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. The Company does not have any investment securities for which market quotes are not readily available.

The Company’s trading securities are held by a third-party brokerage firm, TD Ameritrade, and composed of publicly traded companies with readily available fair value which are quoted prices in active markets.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  As at September 30, 2020, the Company has a loan balance of $930,350 from company that is controlled by the Company’s majority stockholder.  Additionally, during the period under review, the Company paid rent $18,785 to a company that is controlled by the Company’s majority stockholder.  See NOTES 7 and 14 for more details of our related party transactions.

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

The Company generates revenue primarily from: (1) the sale of homes/properties, (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and (3) sales of trading securities using its broker firm, TD Ameritrade less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sale of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitations) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS).

During the nine months ended September 30, 2020, the Company did recognized revenue of $1,304,877 which comprises of $1,205,000.00 from sales of real estate properties and $99,877 from Net trading revenues respectively.

Advertising Costs:

We expense advertising costs when advertisements occur.  During the Nine months ended September 30, 2020, the Company did recognized advertising costs of $16,325 compared to $775 it spent in Nine months ended September 30, 2019.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts. It is possible that at times, the company’s cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. In such situation, the Company's management would assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures would be addressed and mitigated.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of September 30, 2020 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501.   The space is a shared office space, which at the current time is suitable for the conduct of our business.  The Company has no real property and do not presently owned any interests in real estate.  As at September 30, 2020, the Company has spent a total of $18,784.80 on rent which was paid to Poverty Solutions to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at September 30, 2020.

NOTE 5. NET TRADING REVENUE

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from sales of trading securities using its broker firm, TD Ameritrade less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost.

Net trading revenue consisted of the following:

January 1, 2020 to September 30, 2020	Total
Revenue from sales of securities	$261,219
Cost of securities	(161,342)
Net trading revenue	$99,876.72

NOTE 6. SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

Below is the schedule of the details of the Real Estate Investments sales transactions during the period:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Description	Amount	Amount
Sales - Investment property		$ 1,205,000
Closing costs		(11,522)
Commissions Paid		(60,645)
Developer’s Fees		(95,750)
Escrow & Title		(6,714)
Cost of Investment property sold		(917,825)
Old Liens Payoff		(51,879)
Property Taxes		(20,064)
Recording Charges		(7,048)
Seller Credit		(8,380)
Net Profit from Real Estate Investment Sales		$ 25,173

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	September 30, 2020	December 31, 2019
September 2019 (line of credit) - Line of credit with maturity date of February 28, 2021 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$163,632	$41,200
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	766,717	-
July 3, 2020 (30 year term loan) Term loan with maturity date of July 2, 2050 with 3.75% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	150,000	-
Total Line of credit - related party	930,350	41,200
Less current portion	(163,632)	(41,200)
Total Line of credit - related party	$766,718	$-

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of February 28, 2021. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $26,368 as of September 30, 2020.  See NOTE 14 for more details of our related party transactions.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2020 to September 30, 2020, as there are no potential shares outstanding that would have a dilutive effect.

January 1, 2020 to September 30, 2020	Amount
Net income	$(132,618)
Dividends	-
Stock option	-
Adjusted net income attribution to stockholders	$(132,618)

Weighted-average shares of common stock outstanding
Basic and Diluted	169,922,436
Net changes in fair value at end of the period
Basic and Diluted	$(0.00068)

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of September 30, 2020 and December 31, 2019 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of September 30, 2020 and December 31, 2019 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended September 30, 2020 and December 31, 2019:

	Percent	30-Sep-20	31-Dec-19
Federal statutory rates	34%	$(6,611,468)	$(6,511,294)
State income taxes	5%	(972,275)	(957,543)
Permanent differences	-0.5%	97,227	95,754
Valuation allowance against net deferred tax assets	-38.5%	7,486,515	7,373,083
Effective rate	0%	$-	$-

At September 30, 2020 and December 31, 2019, the significant components of the deferred tax assets are summarized below:

	30-Sep-20	31-Dec-19
Deferred income tax asset
Net operation loss carryforwards	19,445,493	19,150,865
Total deferred income tax asset	7,583,742	7,468,837
Less: valuation allowance	(7,583,742)	(7,468,837)
Total deferred income tax asset	$-	$-

The Company has recorded as of September 30, 2020 and December 31, 2019, a valuation allowance of  $7,583,742  and  $7,468,837 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $7,583,742 as At September 30, 2020 increased by $113,432 compared to December 31, 2019 of $7,468,837 as a result of the Company generating net operating loss of $132,618.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2020 and 2019.

For the period ended September 30, 2020 and 2019, the Company has net operating loss carry-forwards of approximately $19,445,493 and $19,150,865 respectively. Such amounts are subject to IRS code section 382 limitations and expire in 2034.

NOTE 10. RECENTLY ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

ASU 2019-12 — In December 2019, the Financial Accounting Standards Board  ("FASB")  issued  ASU 2019-  12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company's fiscal year beginning October 1, 2021, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

ASU 2016-13 — In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. In addition, in May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which updates FASB ASU 2016-13. These ASU’s require financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. These ASU’s are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted for fiscal years beginning after December 15, 2018. Most of our financial assets are excluded from the requirements of this standard as they are measured at fair value or are subject to other accounting standards. In addition, certain of our other financial assets are short-term in nature and therefore are not likely to be subject to significant credit losses beyond what is already recorded under current accounting standards. As a result, we currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

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

NOTE 11. INVESTMENT SECURITIES (TRADING)

The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and remeasured into the investor’s functional currency using the spot exchange rate at the balance sheet date.

Investments in equity securities as of September 30, 2020 are summarized based on the following:

September 30, 2020	Cost	Changes in Fair Value	Fair Value

Stocks	$22,366	$(6,403)	$15,963
Options	20,955	(13,957)	6,998
Investments - Trading Securities	$43,320	$(20,360)	$22,960

Trading securities are treated using the fair value method, whereby the value of the securities on the company’s balance sheet is equivalent to their current market value. These securities will be recorded in the current assets section under the Investment Securities account and will be offset in the shareholder’s equity section under the unrealized proceeds from sale of short-term investments” account. The Short Term Investments account amount represents the current market value of the securities, and the “Unrealized Proceeds From Sale of Short Term Investments” account represents the cash proceeds that the company would receive if it were to sell the investments at the end of the specified accounting period.

January 1, 2020 to September 30, 2020	Amount

Total beginning balance - fair market	$45,396
Total investment purchases - cost	266,958
Total investment sales - cost	(261,219)
Unrealized losses	(28,175)
Investment - Trading Securities	$22,960

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments:

In 2019, we bought three single family residences (SFR) with a cost/carrying amount of $1,452,897, in Los Angeles.  We financed the purchase with borrowing from our controlling shareholder.  Our goals for the properties was to rehabilitee and deliver each of them to eligible homebuyers as part of our mission of promoting homeownership affordable housing.  As at September 30, 2020, we have two available-for-sale real estate properties with a carrying amount of $970,148:

Cost basis
9/30/2020
SFR - 11253 S New Hampshire, 90044	$359,821
SFR - 4904 S Wilton Place 90062	610,327
Total Holdings of Real Estate Investments	$970,148

Inventory costs include direct home acquisition costs and any capitalized improvements.  The following is the Real Estate Investments activities for the period under review:

We bought the 11253 S New Hampshire, LA 90044 property in June of 2020 at a cost of 321,498.  We financed the purchase with borrowing from our controlling shareholder.  Our goal for the property was to rehabilitee and resell to eligible homebuyers as part of our mission of promoting homeownership affordable housing.  As of September 30, 2020, we have expended $38,323 on rehabilitation of the property.

The 4904 S Wilton Place, Los Angeles, CA 90062 property was bought on April 23, 2019 for a total acquisition cost of $498,983.51.  Our goal for the property was to rehabilitee and resell to eligible homebuyers as part of our mission of promoting homeownership affordable housing.  As of September 30, 2020, we have expended $111,343 on rehabilitation of the property.

Real estate held for use:

As at September 30, 2020, the Company has no real estate held for use.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. entered into a marginal loan agreement as part of its new trading account process in 2019 with TD Ameritrade, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance.  The balance of this account as at September 30, 2020 is $5,524.

NOTE 14. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of February 28, 2021. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As at September 30, 2020, the Company had drawn $163,632.36 from the LOC.

•         Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $1,280,902 As of September 30, 2020.

In addition, during the nine months ended September 30, 2020, the Company pursuant to the terms of loan agreement, paid to an entity controlled by our CEO $95,750 respectively, as developer’s fees from the sales amount of the two real estate investment properties sold.  Although the $95,750 was less than the 10% of the total sales amount of $1,205,000, the Company agreed with the lender to take less than 10% in accommodation because one of the two properties sold had unanticipated cost overrun.

Real Property Sales and Loan Repayment to a Related Party Lender

As at September 30, 2020, we have sold two of our four properties with two properties left.

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

Having used $922,159, part of the proceeds from the two properties sales to pay down the related party loan, the outstanding balance on the related party loan was reduced to $561,751 as at September 30, 2020.

Developer’s Fees paid to a Related Party Lender following the sales of two real properties

As at September 30, 2020, we have sold two of the three properties with only one of the three properties left. Following the close of the sales of two of the properties, we paid out Developer Fee, pursuant to the loan agreement we had with the lender, Los Angeles Community Capital, an entity controlled by Mr. Igwealor, who has 100% voting control of Los Angeles Community Capital.

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

Thus, during the six months ended September 30, 2020, the Company pursuant to the terms of its Line of Credit agreement, paid $95,750 as developer’s fees from the sales amount of the two real estate investment properties sold, to Los Angeles Community Capital, an entity controlled by our CEO, Mr. Igwealor, who has 100% voting control of Los Angeles Community Capital.

Although the Company was still able to recorded $25,173 in net realized gains from the sale of Real Estate Investment properties during the six months ended September 30, 2020, the Company would have made more profit (save $95,750) from the sales if the Company had a different financing mechanism including its own capital.

Notwithstanding the above mentioned possibility of making more profit from sales of Real Estate Investment properties, there are no guarantees that we could be able to raise sufficient capital to stand on our own and stop using the credit line from a related party.

NOTE 15. SPIN-OFF AND RESTRUCTURING

On September 15, 2020, Video River Networks, Inc. (the “Company”) entered into a stock purchase agreement with Kid Castle Educational Corporation (“Kid Castle”), an entity related to, and controlled by our President and CEO with respect to the purchase through private placement, of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company).   The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder.  The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering.  Following the acquisition, the Company now has 55% of the voting control of and 100% of operating control of Kid Castle.  As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor.

The transaction was classified as “common control transaction because both the buyer and seller in the above acquisitions were under the control of the same person.  Thus, the transaction fall under “Transactions Between Entities Under Common Control“ subsections of ASC 805-50.  As a result of the transaction, the consolidated financial statements of the Company henceforth includes Kid Castle Educational Corporation and its subsidiary, GiveMePower Corporation, and all wholly owned (or majority owned) subsidiaries of GiveMePower  including Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and Cannabinoid Biosciences, Inc. (“CBDX”), and subsidiaries, in which has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.  As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person,

The board undertook the transaction to transition the Company back to its original technology-focused businesses of Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices.  And to partly free the Company of the internally-managed real estate holding business that focused on the acquisition, ownership and management of specialized industrial properties, affordable housing and opportunity zone real estate properties and businesses.

In addition the board has resolved to push the Company into the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) businesses/markets by targeting acquisition, ownership and operation of acquired EV-AI-ML-R businesses or portfolio of EV-AI-ML-R businesses.

NOTE 16. SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2020 and 2019, we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding during the periods ended September 30, 2020 and 2019 respectively.

Common Stock

The Company is authorized to issue 1,119,000,000 and 1,119,000,000 shares of common stock with a par value of $0.001 as At September 30, 2020 and 2019 respectively.

Period ended September 30, 2020

The Company has issued 169,922,436 and 169,922,436 shares of our common stock to more than 163 shareholders as At September 30, 2020 and December 31, 2019 respectively.

Warrants

No warrants were issued or outstanding during the periods ended September 30, 2020 and 2019.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after September 30, 2020 through November 18, 2020, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.  The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

General

Business Overview

Video River Networks, Inc. (the “Company”) is a technology firm that operates and manages a portfolio of Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) assets, businesses and operations in North America.  The Company’s current and target portfolio businesses and assets include operations that design, develop, manufacture and sell high-performance fully electric vehicles and design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered through Artificial Intelligence, Machine Learning and Robotic technologies.  The Company currently maintains minor equity interest in: (1) Tesla, Inc. (TSLA), a California based maker of high-performance fully electric vehicles; (2) Electrameccanica Vehicles Corp. (SOLO), a British Columbia, Canada headquartered company that designs and builds the all-electric SOLO and the Tofino all-electric sport coupe; (3) Lordstown Motors Corp. (RIDE), a Lordstown, Ohio based company that designs and manufactures electric vehicles; (4) Fisker Inc. (FSR), a Los Angeles, California headquartered company that designs and builds all-electric, zero-emissions vehicles; (5) Nikola Corporation (NKLA), a Phoenix, Arizona company that designs and manufactures electric components, drivetrains and vehicles.

Our current technology-focused business model was a result of our board resolution on September 15, 2020 to spin-in our specialty real estate holding business to an operating subsidiary and then pivot back to being a technology company.  The Company has now returned back to its original technology-focused businesses of Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices.  In addition to above list, the Company intends to spread its wings into the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) businesses/markets, targeting acquisition, ownership and operation of acquired EV-AI-ML-R businesses or portfolio of EV-AI-ML-R businesses.

Video River Networks, Inc., prior to September 15, 2020, used to be a specialty real estate holding company, focuses on the acquisition, ownership, and management of specialized industrial properties. Prior to its real estate business model, the Company’s Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices since 2002. The Set Top Box Division, acquired in October 2007, enables hotels to provide in-room high definition television (“HDTV”) broadcasts, integrated with video-on-demand, and customized guest services information. On August 14, 2009, the Company filed Form 15D, Suspension of Duty to Report, and as a result, the Company was not required to file any SEC forms since August 14, 2009.

Following our board decision to transition back to our original technology-focused business model and to target Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) businesses/markets, we have identified several acquisition and collaboration candidates.  We have established minor equity interest in the following EV-AI-ML-R businesses: (1) Tesla, Inc. (TSLA), a California based maker of high-performance fully electric vehicles; (2) Electrameccanica Vehicles Corp. (SOLO), a British Columbia, Canada headquartered company that designs and builds the all-electric SOLO and the Tofino all-electric sport coupe; (3) Lordstown Motors Corp. (RIDE), a Lordstown, Ohio based company that designs and manufactures electric vehicles; (4) Fisker Inc. (FSR), a Los Angeles, California headquartered company that designs and builds all-electric, zero-emissions vehicles; (5) Nikola Corporation (NKLA), a Phoenix, Arizona company that designs and manufactures electric components, drivetrains and vehicles; (6) Veritone Inc. (VERI); (7) AudioEye Inc. (AEYE); (8) Cloudera, Inc. (CLDR), ; (9) eGain Corporation (EGAN); (9) Ideanomics, Inc (IDEX); (10) FLIR Systems (FLIR); (11) Rekor Systems, Inc (REKR); (12) ROBO Global Robotics and Automation Index ETF (ROBO); (13) iShares Robotics and Artificial Intelligence ETF (IRBO); (14)         First Trust Nasdaq Artificial Intelligence and Robotics ETF (CARZ); (15) AI Powered Equity ETF (AIEQ); (16) Global X Autonomous & Electric Vehicles ETF (DRIV); (17) Direxion Robotics, Artificial Intelligence & Automation Index Bull 3X Shares (UBOT); (18) The Global X Robotics & Artificial Intelligence ETF (BOTZ); (19) ETF Series Solutions - Defiance Quantum ETF (QTUM); (20) iRobot Corporation (IRBT); (21) AeroVironmnent (AVAV); (22) Globus Medical (GMED);  (23) Trimble (TRMB); (24) Intuitive Surgical (ISRG); and (25) Stereotaxis (STXS).  The Company shall keep adding to this portfolio and also rebalance the portfolio periodically to achieve optimal allocation across the EV-AI-ML-R market.

Our corporate office is located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Our telephone number is (310) 895-1839.  As of September 30, 2020, we had no W-2 employee, but three of our officers and directors provide all the services without pay until we formally enter into employment contract with them as full-time employees.

 EV-AI-ML-R Industry Outlook — North America

The Company monitors industry conditions in the North American EV-AI-ML-R market using monthly data as reported by those publicly traded companies in our portfolio for production and delivery to dealers and consumers. In addition, we monitor monthly trends as reported by each portfolio company, whose data is typically issued on a monthly basis. The Company believes that monthly EV-AI-ML-R market data is important as production, delivery and consumer purchases impact future orders and ultimately our portfolio company production.

Real Estate Business Objectives

Although we have pivoted to technology, our real estate business is still ongoing through our independently managed sub-subsidiaries including Alpharidge Capital LLC, Community Economic Development Capital, LLC and Opportunity Zone Capital LLC. Our principal business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions, and (3) potential long-term appreciation in the value of our properties from capital gains upon future sale.

The Company’s real estate holdings entails the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States. Additionally, our specialized industrial property strategy is to acquire and own a portfolio of specialized industrial properties, including multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities leased to tenants holding the requisite state licenses to operate in the regulated medical-use cannabis industry. This strategy includes the following components:

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

As of September 30, 2020, we owned one investment property in California, and we expect to continue to expand to other real estate asset classes including hemp and multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities.  We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring tenants’ satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe a web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by property type so lease expirations are matched to each property's seasonal rental patterns. We generally offer leases ranging from twelve to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to tenants' changing needs and a high level of satisfaction.

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

 Our Specialized Industrial Properties Target Markets

The targets for our Specialized Industrial Properties are CBD processing facilities and hemp farms.   We believe we are well positioned in our current markets and have the expertise to take advantage of new opportunities as they arise. These capabilities, combined with what we believe is a conservative financial structure, should allow us to concentrate our growth efforts toward selective opportunities to enhance our strategy of having a geographically diverse portfolio of assets which meet the requirements of our tenants.

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

We believe this supply/demand dynamic creates significant opportunity for owners of industrial facilities, particularly those focused on niche categories, as options are limited for tenants requiring specialized buildings. We intend to capitalize on this opportunity by purchasing specialized industrial real estate assets that are critical to the hemp and CBD industry.

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

Risk Management

As of September 30, 2020, we owned one real estate investment property.  We embrace portfolio diversification at acquisitions as our main risk management strategy. We intend to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 25% of our total assets.

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

Employees

We do not have a W-2 employee at the present.  Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of September 30, 2020, pending when we could formalize an employment contract for him.   In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  We plan on formalizing employment contract for those staff currently helping us without pay.  Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Plan of Operations

Plan of Operation for the Next Twelve (12) Months

Although we have pivoted to technology, our real estate business is still ongoing through our independently managed sub-subsidiaries including Alpharidge Capital LLC, Community Economic Development Capital, LLC and Opportunity Zone Capital LLC. As the Company moves ahead to implement its business plan, the Company will begin to identify and acquire complimentary Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) businesses and internally-manage a real estate holdings focused on affordable housing and specialized properties across the United States.  We plan to acquire control-stake or minor equity positions in EV-AI-ML-R businesses and both single family residence (SFR) and multi-family and specialized commercial properties including sale-leaseback transactions and third-party purchases. On specialized commercial properties we expect to lease our properties on a triple-net lease basis, where the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term, including structural repairs, maintenance, taxes and insurance.

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

We intend to implement the following tasks within the next twelve months:

  Month 1-3: Phase 1 (1-3 months in duration; complete rehabilitation of the opportunity zone located property and put it to good use)
    Continue to develop and build our EV-AI-ML-R portfolio utilizing dollar cost averaging when necessary to achieve objective
    Identify 4 other properties to acquire
    Identify 2 profitable businesses to acquire
    Sign purchase agreement with the sellers of the 2 profitable businesses and 4 properties identified above;
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

Components of Our Results of Operations

Revenue

We generate revenue primarily from net revenue from trading, commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and from the sale of homes.

Real Estate Services Revenue

Brokerage Revenue—Brokerage revenue includes our offer and listing services, where our lead agents represent homebuyers and home sellers. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right. Brokerage revenue is affected by the number of brokerage transactions we close, the mix of brokerage transactions, home-sale prices, commission rates, and the amount we give to customers.

Partner Revenue—Partner revenue consists of fees paid to us from partner agents or under other referral agreements, less the amount of any payments we make to customers. We recognize these fees as revenue on the closing of a transaction. Partner revenue is affected by the number of partner transactions closed, home-sale prices, commission rates, and the amount we refund to customers. If the portion of customers we introduce to our own lead agents increases, we expect the portion of revenue closed by partner agents to decrease.

Properties Revenue

Properties Revenue—Properties revenue consists of revenue earned when we sell homes that we previously bought directly from homeowners. Properties revenue is recorded at closing on a gross basis, representing the sales price of the home.

Other Revenue

Other Revenue—Other services revenue includes fees earned from mortgage origination services, title settlement services, Walk Score data services, and advertising. Substantially all fees and revenue from other services are recognized when the service is provided.

Intercompany Eliminations

Intercompany Eliminations—Revenue earned from transactions between operating segments are eliminated in consolidating our financial statements. Intercompany transactions primarily consist of services performed from our real estate services segment for our properties segment.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of home-touring and field expenses, listing expenses, home costs related to our properties segment, office and occupancy expenses, and depreciation and amortization related to fixed assets and acquired intangible assets. Home costs related to our properties segment include home purchase costs, capitalized improvements, selling expenses directly attributable to the transaction, and home maintenance expenses.

Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has and will continue to be affected by a number of factors, but the most important are the mix of revenue from our relatively higher-gross-margin real estate services segment and our relatively lower-gross-margin properties segment, real estate services revenue per transaction, agent and support-staff productivity, personnel costs and transaction bonuses, and, for properties, the home purchase costs.

Results of Operations

Results of Operations

Three Months ended September 30, 2020

Revenue and net gain from sales of investments under trading securities ― The Company recorded $19,187 in net gain from sales of investments under trading securities for the three months ended September 30, 2020, as compared to $0.00 for the period ending ended September 30, 2019.  The Company did not record any real estate related revenue for the three months ended September 30, 2020.

Operating Expenses ― Total operating expenses for the three months ended September 30, 2020 was $22,414, as compared to $5,698 for the period ending ended September 30, 2019.

Net income ― Net loss from operations for three months ended September 30, 2020 was $3,379. As compared to $5,698 for the period ending ended September 30, 2019.Unrealized loss (gain) from securities trading was $39,359. Dividends were $152.00. Net loss before taxation was $42,586.

Nine Months ended September 30, 2020, as Compared to Nine Months ended September 30, 2019

 Revenue and net gain from sales of investments under trading securities ― The Company recorded $79,194 in net gain from sales of investments under trading securities and $1,205,000 in revenue from sales of investment properties, for the nine months ended September 30, 2020 as compared to $0.00 for the same period of September 30, 2019.

Operating Expenses ― Total operating expenses for the nine months ended September 30, 2020 was $128,268 as compared to $6.198 in the same period in, 2019, due to increased operating activities during the period ended September 30, 2020.

Net Loss ― Net loss from operations for nine months ended September 30, 2020 was $24,082. As compared to $6.198 for the period ending ended September 30, 2019. Unrealized loss (gain) from securities trading was $107,187. Net interest income was $8.00 and Dividends were $173.00. Net loss before taxation was $131,088.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2020, the Company had a working capital of $828,499, consisting of $5,341 in cash, $22,961 in Trading Securities, $970,148 in investment properties inventory, minus $5,542 in marginal loan payable, and $163,632 of line credit.

The Company had $22,961 inventory of Trading Securities as of September 30, 2020 as compared to $0.00 for the period ending December 31, 2019.

For the nine months ended September 30, 2020, the Company used $104,360 on operating activities, generated $524,328 on investing activities and used $426,860 from financing activities, resulting in a decrease in total cash of $6,891 and a cash balance of $5,341 for the period.

Total Notes Payable for related and unrelated parties increased by $453,761 for the period ended September 30, 2020, compared to the fiscal year ended December 31, 2019 of $45,517.

As of September 30, 2020, total stockholders’ deficit increased to $74,966 compared to $(379) as of December 31, 2019.

As of September 30, 2020, the Company had a cash balance of $5,341 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

We have not established revenue generating operations and will be dependent upon obtaining financing to pursue any future extensive acquisitions and activities. The revenues, if any, generated from our operations or acquisitions may not be sufficient to fund our operations or planned growth. We will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation(the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of September 30, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist as at September 30, 2020:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VIDEO RIVER NETWORKS, INC.

Date: November 23, 2020	By:	/s/ Frank I Igwealor
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

Date: November 23, 2020

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

Date: November 23, 2020

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of VIDEO RIVER NETWORKS, INC.  (the “Company”) on Form 10-Q for the quarter ended September 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, the Chief Executive Officer and Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer

Date: November 23, 2020

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.