Form 10-K
period 2020-12-31
Video River Networks, Inc.
filed 2021-04-14
CIK 1084475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-30786

Video River Networks, Inc.
(Exact name of registrant as specified in its Charter)

Nevada	87-0627349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Amapola Ave., Suite 200A
Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐       Accelerated Filer ☐     Non-Accelerated Filer ☒

Emerging growth company ☒	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

As of December 31, 2020, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,619,150 using the average bid and ask price on that day of $0.0112 and a public float of 144,546,809 shares.

As at December 31, 2020, the number of shares of common stock issued and outstanding was 177,922,436.

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

When we use the terms “NIHK,” “we,” “us,” “our,” and “the company,” we mean Video River Networks, Inc., a Nevada corporation.

Business Overview

Video River Networks, Inc. is a technology holding firm that operates and manages a portfolio of Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics ("EV-AI-ML-R") assets, businesses and operations in North America. The Company's current and target portfolio businesses and assets include operations that design, develop, manufacture and sell high-performance fully electric vehicles and design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered through Artificial Intelligence, Machine Learning and Robotic technologies NIHK's current technology-focused business model is a result of our board resolution on September 15, 2020 to spin-in/off our specialty real estate holding business to an operating subsidiary and then pivot back to being a technology company. The Company has now returned back to its original technology-focused businesses of Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices. Prior to September 15, 2020, NIHK used to be a specialty real estate firm, focuses on the acquisition, ownership, and management of specialized industrial properties. Prior to its real estate business model, the Company Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices since 2002.

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

Following the completion of above mentioned transactions, the Company added CED Capital real estate business operation to the company’s business portfolio.  CED Capital is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, industrial and commercial real estate, and other real estate related services.

On September 15, 2020, the Company spun-off its specialty real estate holding business to an operating subsidiary and then pivot back to being a technology company. A spin-off transaction Kid Castle Educational Corporation, a company related to, and controlled by, our President and CEO, in a stock purchase agreement with respect to the private placement of 900,000 shares of Kid Castle preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of, Community Economic Development Capital, LLC (a California Limited Liability Company).   The shares were issued to NIHK without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder.  As at the time of this transaction, all three businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control“ subsections of ASC 805-50. Based on the September 15, 2020 transaction, NIHK thereinafter controls approximately 55% of the voting shares of Kid Castle Educational Corporation.

Subsequent to the above spinoff, the Company has now returned back to its original technology-focused businesses of Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices in addition to a primary focus of building a portfolio businesses and assets and operations that source, design, develop, manufacture and distribute affordable, high-performance fully electric vehicles in North America.

Going forward, the Company intends to focus its business model to operate and manage a portfolio of Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) assets, businesses and operations in addition to its Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices businesses in North America.

On December 21, 2020 the Company filed as S-1 to raise $10 million by offering one (1) million shares of its Class B common stock.  The Company intends to use the proceeds from the offering to: (1) acquire an Electric Vehicle manufacturer; or (2) capitalize our planned Electric Vehicle sourcing, designing, manufacturing and distribution operations.  As at the date of this filing, the company is yet to start selling shares of its Class B common stock.

Following the change of control transaction listed above, the Company appointed Mr. Frank I Igwealor as President and CEO.  Our corporate office is located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Our telephone number is (310) 895-1839

As of December 31, 2020, we had no W-2 employee, but three of our officers and directors provide all the services without pay until we formally enter into employment contract with them as full-time employees.

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) acquisitions and rollups, (2) attracting sustainable long-term growth in cash flows from acquired assets, increased rents from real estate, which we hope to pass on to stockholders in the form of increased distributions, and (3) potential long-term appreciation in the value of our assets and properties from capital gains upon future sale.

General – Electric Vehicles (EV) Business

The Company’s Electric Vehicles (EV) business model is a newly created business model created in the 3rd quarter of 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business acquisition with one or more EV manufacturers and related businesses, which we refer to throughout this prospectus as our EV Business acquisition plan.  We have not selected any specific EV Business acquisition target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any EV Business acquisition target. We have generated minimal revenues to date and we do not expect that we will generate significant operating revenues at the earliest until we consummate our initial EV Business acquisition. While we may pursue an acquisition opportunity in the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) industry or sector, we intend to focus on: (1) businesses that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles; and (2) businesses that design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered using Artificial Intelligence, Machine Learning and Robotic technologies.

Our management team is comprised of two business professionals that have a broad range of experience in executive leadership, strategy development and implementation, operations management, financial policy and corporate transactions.  Our management team members have worked together in the past, at Goldstein Franklin, Inc. and other firms as executive leaders and senior managers spearheading turnarounds, rollups and industry-focused consolidation while generating shareholder value for many for investors and stakeholders.

We believe that our management team is well positioned to identify acquisition opportunities in the marketplace. Our management team's industry expertise, principal investing transaction experience and business acumen will make us an attractive partner and enhance our ability to complete a successful Business acquisition. Our management believes that its ability to identify and implement value creation initiatives has been an essential driver of past performance and will remain central to its differentiated acquisition strategy.

Although our management team is well positioned and have experience to identify acquisition opportunities in the marketplace, past performance of our management team is not a guarantee either (i) of success with respect to any EV Business acquisition we may consummate or (ii) that we will be able to identify a suitable candidate for our initial EV Business acquisition. You should not rely on the historical performance record of our management team as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. Our officers and directors have not had management experience with EV companies in the past.

Our Business Plan

Returning back to its foremost business model of technology focused operations, Video River Networks, Inc. (the “Company”), a technology firm intends to operate and manage a portfolio of Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) assets, businesses and operations in North America.  The Company’s current targeted portfolio businesses include those that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles; and design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered using Artificial Intelligence, Machine Learning and Robotic technologies.

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

Video River Networks, Inc., prior to September 15, 2020, used to be a specialty real estate holding company, focuses on the acquisition, ownership, and management of specialized industrial properties.  The Company’s real estate business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions, and (3) potential long-term appreciation in the value of our properties from capital gains upon future sale.  As a real estate holding company, the Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States.

Having partially freed itself from the day-to-day operation of the real estate operations, the Company now returns to its technology root with a primary purpose of acquiring Electric Vehicles manufacturer or doing a joint venture (JV) with Electric Vehicles businesses that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles; and design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered using Artificial Intelligence, Machine Learning and Robotic technologies.

Business Strategy and Deal Origination

We have not finalized an acquisition target yet, but making progress in identifying several potential candidates from which we intend to pick those that meet our criteria for acquisition.  Our acquisition and value creation strategy will be to identify, acquire and, after our initial EV Business acquisition, build an EV company that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles that suit the experience of our management team and can benefit from their operational expertise. Our Business acquisition strategy will leverage our management team's network of potential transaction sources, where we believe a combination of our relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses to improve their overall value proposition.

Our management team's objective is to generate attractive returns and create value for our shareholders by applying our disciplined strategy of underwriting intrinsic worth and implementing changes after making an acquisition to unlock value. While our approach is focused on the EV-AI-ML-R industries where we have differentiated insights, we also have successfully driven change through a comprehensive value creation plan framework. We favor opportunities where we can accelerate the target's growth initiatives. As a management team we have successfully applied this approach over approximately 16 years and have deployed capital successfully in a range of market cycles.

We plan to utilize the network and Finance industry experience of our Chief Executive Officer and our management team in seeking an initial EV Business acquisition and employing our Business acquisition strategy described below. Our CEO is a top financial professional with designations that include, CPA, CMA, and CFM.  He’s very knowledgeable in the fields of corporate law, real estate, lending, turnarounds and restructuring.  Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of EV acquisition opportunities. This network has been developed through our management team's extensive experience:

•         investing in and operating a wide range of businesses;

•         growing brands through repositioning, increasing household penetration and geographic expansion; expanding into new distribution channels, such as e-Commerce, in an increasingly omni-channel world;

•         identifying lessons learned and applying solutions across product portfolios and channels;

•         sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;

•         developing relationships with sellers, financing providers, advisors and target management teams; and

•         executing transformational transactions in a wide range of businesses under varying economic and financial market conditions.

In addition, drawing on their extensive investing and operating experience, our management team anticipates tapping four major sources of deal flow:

•         directly identifying potentially attractive undervalued situations through primary research into EV industries and companies;

•         receiving information from our management team's global contacts about a potentially attractive situation;

•         leads from investment bankers and advisors regarding businesses seeking a combination or added value that matches our strengths; and

•         inbound opportunities from a company or existing stakeholders seeking a combination, including corporate divestitures.

We expect this network will provide our management team with a robust flow of EV acquisition opportunities. In addition, we anticipate that target EV Business candidates will be brought to our attention by various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Upon completion of this offering, members of our management team will communicate with their network of relationships to articulate the parameters for our search for a target company and a potential Business acquisition and begin the process of pursuing and reviewing potential leads.

Acquisition/Business acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target EV businesses. We will use these criteria and guidelines in evaluating acquisition opportunities. While we intend to acquire EV companies that we believe exhibit one or more of the following characteristics, we may decide to enter into our initial EV Business acquisition with a target EV business that does not meet these criteria and guidelines. We intend to acquire EV companies that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles:

•         have potential for significant growth, or can act as an attractive EV acquisition platform, following our initial EV Business acquisition;

•         have demonstrated market segment, category and/or cost leadership and would benefit from our extensive network and insights;

•         provide operational platform and/or infrastructure for variety of EV models and/or services, with the potential for revenue, market share, footprint and/or distribution improvements;

•         are at the forefront of EV evolution around changing consumer trends;

•         offer marketing, pricing and product mix optimization opportunities across distribution channels;

•         are fundamentally sound companies that could be underperforming their potential and/or offer compelling value;

•         offer the opportunity for our management team to partner with established target management teams or business owners to achieve long-term strategic and operational excellence, or, in some cases, where our access to accomplished executives and the skills of the management of identified targets warrants replacing or supplementing existing management;

•         exhibit unrecognized value or other characteristics, desirable returns on capital and a need for capital to achieve the company's growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and

•         will offer an attractive risk-adjusted return for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial EV Business acquisition may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial EV Business acquisition with a target EV Business that does not meet the above criteria and guidelines, we will disclose that the target EV Business does not meet the above criteria in our shareholder communications related to our initial EV Business acquisition.

Acquisition/Business acquisition Process

In evaluating a prospective target EV business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of EV manufacturing facilities, as well as a review of financial and other information. We will also utilize our operational and capital allocation experience.

In order to execute our business strategy, we intend to:

Assemble a team of EV industry and financial experts:    For each potential transaction, we intend to assemble a team of EV industry and financial experts to supplement our management's efforts to identify and resolve key issues facing a target EV Business. We intend to construct an operating and financial plan that optimizes the potential to grow shareholder value. With extensive experience investing in both healthy and underperforming businesses, we expect that our management will be able to demonstrate to the target EV business and its stakeholders that we have the resources and expertise to lead the combined company through complex and potentially turbulent market conditions and provide the strategic and operational direction necessary to grow the business in order to maximize cash flows and improve the overall strategic prospects for the company.

Conduct rigorous research and analysis:    Performing disciplined, fundamental research and analysis is core to our strategy, and we intend to conduct extensive due diligence to evaluate the impact that a transaction may have on a target EV Business.

Business acquisition driven by trend analysis:    We intend to understand the underlying purchase and industry behaviors that would enhance a potential transaction's attractiveness. We have extensive experience in identifying and analyzing evolving industry and consumer trends, and we expect to perform macro as well as bottoms-up analysis on consumer and industry trends.

Acquire the target company at an attractive price relative to our view of intrinsic value:    Combining rigorous analysis as well as input from industry and financial experts, our management team intends to develop its view of the intrinsic value of a potential Business acquisition. In doing so, our management team will evaluate future cash flow potential, relative industry valuation metrics and precedent transactions to inform its view of intrinsic value, with the intention of creating a Business acquisition at an attractive price relative to its view of intrinsic value.

Implement operational and financial structuring opportunities:    Our management team has the ability to structure and execute a Business acquisition that will establish a capital structure that will support the growth in shareholder value and give it the flexibility to grow organically and/or through strategic acquisitions. We intend to also develop and implement strategies and initiatives to improve the business' operational and financial performance and create a platform for growth.

Seek strategic acquisitions and divestitures to further grow shareholder value:    Our management team intends to analyze the strategic direction of the company, including evaluating potential non-core asset sales to create financial and/or operational flexibility for the company to engage in organic and/or inorganic growth. Our management team intends to evaluate strategic opportunities and chart a clear path to take the EV business to the next level after the Business acquisition.

After the initial EV Business acquisition, our management team intends to apply a rigorous approach to enhancing shareholder value, including evaluating the experience and expertise of incumbent management and making changes where appropriate, examining opportunities for revenue enhancement, cost savings, operating efficiencies and strategic acquisitions and divestitures and developing and implementing corporate strategies and initiatives to improve profitability and long-term value. In doing so, our management team anticipates evaluating corporate governance, opportunistically accessing capital markets and other opportunities to enhance liquidity, identifying acquisition and divestiture opportunities and properly aligning management and board incentives with growing shareholder value. Our management team intends to pursue post-merger initiatives through participation on the board of directors, through direct involvement with company operations and/or calling upon a stable of former managers and advisors when necessary.

Strategic Approach to Management.     We intend to approach the management of a company as strategy consultants would. This means that we approach business with performance-based metrics based on strategic and operational goals, both at the overall company level and for specific divisions and functions.

Corporate Governance and Oversight.    Active participation as board members can include many activities ranging from conducting monthly or quarterly board meetings to chairing standing (compensation, audit or investment committees) or special committees, replacing or supplementing company management teams when necessary, adding outside directors with industry expertise which may or may not include members of our own board of directors, providing guidance on strategic and operational issues including revenue enhancement opportunities, cost savings, brand repositioning, operating efficiencies, reviewing and testing annual budgets, reviewing acquisitions and divestitures and assisting in the accessing of capital markets to further optimize financing costs and fund expansion.

Direct Operational Involvement.    Our management team members, through ongoing board service, intend to actively engage with company management. These activities may include: (i) establishing an agenda for management and instilling a sense of accountability and urgency; (ii) aligning the interest of management with growing shareholder value; (iii) providing strategic planning and management consulting assistance, particularly in regards to re-invested capital and growth capital in order to grow revenues, achieve more optimal operating scale or eliminate costs; (iv) establishing measurable key performance metrics; and (v) complementing product lines and brands while growing market share in attractive market categories. These skill sets will be integral to shareholder value creation.

M&A Expertise and Add-On Acquisitions.    Our management team has expertise in identifying, acquiring and integrating synergistic, margin-enhancing and transformational businesses. We intend to, wherever possible, utilize M&A as a strategic tool to strengthen the financial profile of an EV business we acquire, as well as its competitive positioning. We would seek to enter into accretive Business acquisitions where our management team or an acquired company's management team can seamlessly transition to working together as one organization and team.

Access to Portfolio Company Managers and Advisors.    Through their combined 32+ year history of investing in and controlling businesses, our management team members have developed strong professional relationships with former company managers and advisors. When appropriate, we intend to bring in outside directors, managers or consultants to assist in corporate governance and operational turnaround activities. The use of supplemental advisors should provide additional resources to management to address time intensive issues that may be delaying an organization from realizing its full potential shareholder returns.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial EV Business acquisition may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial EV Business acquisition with a target EV Business that does not meet the above criteria and guidelines, we will disclose that the target EV Business does not meet the above criteria in our shareholder communications related to our initial EV Business acquisition, which, as discussed in this prospectus, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of Potential Business acquisition Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential Business acquisition targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships and this experience will provide us with important sources of investment opportunities. In addition, we anticipate that target EV Business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Other Acquisition Considerations

We are not prohibited from pursuing an initial EV Business acquisition with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial EV Business acquisition with a company that is affiliated with our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial EV Business acquisition is fair to our company from a financial point of view.

Unless we complete our initial EV Business acquisition with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target EV Business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial EV Business acquisition.

Members of our management team may directly or indirectly own our ordinary shares and/or private placement warrants following this offering, and, accordingly, may have a conflict of interest in determining whether a particular target EV Business is an appropriate business with which to effectuate our initial EV Business acquisition. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business acquisition if the retention or resignation of any such officers and directors was included by a target EV Business as a condition to any agreement with respect to our initial EV Business acquisition.

In the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our Business acquisition.

Real Estate strategy

Our Real Estate strategy includes the following components:

•

Owning Specialized Real Estate Properties and Assets for Income.  We intend to primarily acquire economic development real estates, and multifamily housing properties. We expect to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.

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

•	Affordable Housing. Our motto is: “acquire distressed/troubled properties, secure generous government subsidies, empower low-income families, and generate above-market returns to investors.”
•	Preserving Financial Flexibility on our Balance Sheet. We intend to maintain a conservative capital structure, in order to provide us flexibility in financing our growth initiatives.

As of December 31, 2020, we owned one investment property in California, and we expect to continue to expand to other real estate asset classes including single and multifamily properties.  We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring tenants’ satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe a web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by property type so lease expirations are matched to each property's seasonal rental patterns. We generally offer leases ranging from twelve to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to tenants' changing needs and a high level of satisfaction.

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

Risk Management

As of December 31, 2020, we owned three properties.  We embraced portfolio diversification at acquisitions as our main risk management strategy. We will continue to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 25% of our total assets and that no single tenant will exceed 30% of our total assets.

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

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Plan of Operations

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and must figure in our plan of operation.  As of the date of this S-1 Registration, we have two available-for-sale real estate properties with a carrying amount of $970,148.  We bought three single family residences (SFR) with a cost/carrying amount of $1,452,897, in Los Angeles in 2019.  We bought a fourth property in June 2020.  During the nine months ended December 31, 2020, we sold two of the four properties for a total amount of $1,205,000.  In the next twelve months, we plan on selling the remaining two properties and adding the proceeds obtained from the sales to the Proceeds from this Offering to finance our electric vehicles business plan.

The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy the Company’s working capital and other cash requirements.

Upon completion of the acquisition of an Electric Vehicles manufacturer or doing a joint venture (JV) with Electric Vehicles businesses that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles, our strategy will subsequently include distribution of the electric vehicles and related product lines to retailers and consumers across North America.

Summary of Risk Factors

This offering involves substantial risk. Our ability to execute our business strategy is also subject to certain risks. The risks described under the heading “Risk Factors” included elsewhere in this prospectus may cause us not to realize the full benefits of our business plan and strategy or may cause us to be unable to successfully execute all or part of our strategy.

There are a number of potential difficulties that we might face, including the following:

●	Competitors may develop alternatives that render our products redundant or unnecessary;
●	We may not obtain and maintain sufficient protection of our electric vehicles models;
●	Our electric vehicles products may not become widely accepted by consumers and merchants; and
●	We may not be able to raise sufficient additional funds to fully implement our business plan and grow our business.

Some of the most significant challenges and risks include the following:

●	Our Auditor has expressed substantial doubt as to our ability to continue as a going concern.
●	Our limited operating history does not afford investors a sufficient history on which to base an investment decision.
●

Our revenues will be dependent upon acceptance of our Electric Vehicle brand/models and product line by consumers and distributors. The failure of such acceptance will cause us to curtail or cease operations.

●

We cannot be certain that we will obtain patents for our product line or that such patents will protect us. Infringement or misappropriation claims (or claims for indemnification resulting from such claims) against us may be asserted or prosecuted, regardless of their merit, and any such assertions or prosecutions may adversely affect our business and/or our operating results.

●	The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders.
●	Our stock is thinly traded, sale of your holding may take a considerable amount of time.

Before you invest in our common stock, you should carefully consider all the information in this prospectus, including matters set forth under the heading “Risk Factors.”

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

Employees

As of December 31, 2020, we had 3 non-W2 staff considered to be part of our management team.  Those three include our sole officer, Frank I Igwealor and Director, Patience Ogbozor. We have not experienced any work stoppages, and we consider our relations with our officers to be good.

Going Concern

We are dependent upon the receipt of capital investment and other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations. We may be required to obtain alternative or additional financing, from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

Where You Can Find Us

 The Company’s principal executive office and mailing address is at 370 Amapola Ave., Suite 200-A, Torrance, California 90501.

 Telephone: 310-895-1839.

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

Our Filing Status as a “Smaller Reporting Company”

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. As a “smaller reporting company,” the disclosure we will be required to provide in our SEC filings are less than it would be if we were not considered a “smaller reporting company.” Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being permitted to provide two years of audited financial statements in annual reports rather than three years. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related MD&A;

●

Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of

2002 (“SOX”);

●	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this Prospectus, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Act”) for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements contained in this Form S-1 may not be comparable to companies that comply with public company effective dates. The existing scaled executive compensation disclosure requirements for smaller reporting companies will continue to apply to our filings for so long as our Company is an emerging growth company, regardless of whether the Company remains a smaller reporting company.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The Company has and operates small ongoing revenue generating businesses.   As of December 31, 2020, the Company reported revenue of $1,628,136 and an accumulated deficit of $19,385,856 as of the end of the period. Further, we expect to incur significant costs in pursuit of our EV acquisition plans. Management's plans to address this need for capital are discussed in the section of this filing titled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial EV business combination may not be successful. These factors, among other conditions, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

 RISKS RELATED TO OUR INDUSTRY

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

On September 15, 2020, the Company spun-off its specialty real estate holding business to an operating subsidiary and then pivot back to being a technology company. Going forward, the Company intends to focus its business model to operate and manage a portfolio of Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) assets, businesses and operations in addition to its Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices businesses in North America.  The Company has been absent from the technology industry for more than ten years.  Thus, in the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics industry, the Company is an early stage company.  You must consider the risks and difficulties we face as an early stage company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed.  We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects.  We intend to derive our revenues from sales of the electric vehicles, related sales of zero emission vehicle credits, and from electric powertrain development services and sales.  However, there is no assurance that we could achieve this goal because we are new to this industry.

We would significantly be dependent upon revenue generated from the sale of our yet-to-be-made electric vehicles, and  our success would be dependent upon our ability to design and achieve market acceptance of new electric vehicle models

We currently produce zero electric vehicles.  As soon as we has successfully completed this Offering, we plan to use the proceeds from this offering to acquire a company that sources, designs, develops and manufactures high-performance, affordable and fully electric vehicles that we intend to sell across North America.  Once we have completed the acquisition, we plan to begin production and marketing of various models of electric vehicles.  Our electric vehicles business plan will require significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that we will be able to design attractive and affordable models of performance electric vehicles that will meet the expectations of our customers or that our models, will become commercially viable. In particular, it is common in the automotive industry for the production vehicle to have a styling and design different from that of the concept vehicle, which may happen with our electric vehicle models.  To the extent that we are not able to build the models to the expectations and our anticipated specifications, customers may stay away and our future sales could be harmed. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date, we no experience simultaneously designing, testing, manufacturing and selling electric vehicles.

Increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion cells, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We intend to use various raw materials in our business including aluminum, steel, nickel, carbon fiber, non-ferrous metals such as copper, as well as cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we would be exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:

•

the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;

•	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and

•	an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells.

Our business would be dependent on the continued supply of battery cells for our electric vehicles and for the battery pack we intend to produce for other automobile manufacturers.  Any disruption in the supply of battery cells from vendors could temporarily disrupt production of our electric vehicles and the battery packs we intend to produce for other automobile manufacturers.  Moreover, battery cell manufacturers may not supply us at reasonable prices or on reasonable terms or may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe.

Our future growth would be dependent upon consumers’ willingness to adopt electric vehicles.

Our electric vehicles business growth would be dependent upon the adoption by consumers of, and we would be subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

•

perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

•

perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems, such as the possible perception that Toyota’s recent vehicle recalls may be attributable to these systems;

•	the limited range over which electric vehicles may be driven on a single battery charge;
•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;
•	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;
•	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;
•	improvements in the fuel economy of the internal combustion engine;
•	the availability of service for electric vehicles;

•	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;
•	the environmental consciousness of consumers;
•	volatility in the cost of oil and gasoline;
•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;
•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;
•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;
•	perceptions about and the actual cost of alternative fuel; and
•	macroeconomic factors.

In addition, recent reports have suggested the potential for extreme temperatures to affect the range or performance of electric vehicles.  The influence of any of the factors described above may cause current or potential customers not to purchase our electric vehicles, which would materially adversely affect our business, operating results, financial condition and prospects.

The operation of electric vehicles is different from internal combustion engine vehicles and customers may experience difficulty operating them properly, including difficulty transitioning between different methods of braking.

We would design our vehicles to minimize inconvenience and inadvertent driver damage to the powertrain. In certain instances, these protections may cause the vehicle to behave in ways that are unfamiliar to drivers of internal combustion vehicles. However, there is no assurance that our design would achieve such goals.

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for our electric vehicles.

Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, fuel which is abundant and relatively inexpensive in North America, such as compressed natural gas, may emerge as consumers’ preferred alternative to petroleum based propulsion. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced electric vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors.

If we are unable to design, develop, market and sell new electric vehicles and services that address additional market opportunities, our business, prospects and operating results will suffer.

We may not be able to successfully develop new electric vehicles and services, address new market segments or develop a significantly broader customer base. To date, we have focused our business on the sale of high-performance electric vehicles and have targeted relatively affluent consumers.  We have not completed the design, component sourcing or manufacturing process for any of the electric vehicle models, so it is difficult to forecast its eventual cost, manufacturability or quality. Therefore, there can be no assurance that we will be able to deliver a vehicle that is ultimately competitive in the premium vehicle market.

Any changes to the Federal Trade Commission’s electric vehicle range testing procedure or the United States Environmental Protection Agency’s energy consumption regulations for electric vehicles could result in a reduction to the advertised range of our vehicles which could negatively impact our sales and harm our business.

The Federal Trade Commission (FTC) requires us to calculate and display the range of our electric vehicles on a label we affix to the vehicle’s window. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers (SAE) which further requires that we test using the EPA’s combined city and highway testing cycles. The EPA recently announced that it would develop and establish new energy efficiency testing methodologies for electric vehicles. Based on initial indications from the EPA, we believe it is likely that the EPA will modify its testing cycles in a manner that, when applied to our vehicles, could reduce the advertised range of our vehicles by up to 30% as compared to the combined two-cycle test currently applicable to our vehicles. However, there can be no assurance that the modified EPA testing cycles will not result in a greater reduction.

We may experience significant delays in the design, manufacture, launch and financing of various models of our electric vehicles which could harm our business and prospects.

Once we receive proceeds from this Offering, and use the proceeds to acquire an electric vehicles manufacturer, we intend to introduce models of crossover of electric vehicles within twelve months of the completion of the projected acquisition. Any delay in the completing this Offering, making acquisition of an electric vehicles manufacturer, obtaining additional financing, source, design, manufacture and launch of models of our electric vehicles, could materially damage our brand, business, prospects, financial condition and operating results. Automobile manufacturers often experience delays in the design, manufacture and commercial release of new vehicle models. We may experience similar delays, cost overruns and adverse publicity before we could launch our electric vehicle models, any of which could be significant.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from established competitors and expect to face competition from others in the future.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. Another automobile manufacturer entered the electric vehicle market at the end of 2010 and we expect additional competitors to enter this market within the next several years and as they do so we expect that we will experience significant competition. With respect to our anticipated models, we expect to face strong competition from established automobile manufacturers, including manufacturers of high-performance vehicles, such as Tesla, Porsche and Ferrari. In addition, we will face competition from existing and future automobile manufacturers in the extremely competitive premium sedan market, including Audi, BMW, Lexus and Mercedes.

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel vehicle market. In Japan, Mitsubishi has been selling its electric iMiEV since April 2010. In December 2010, Nissan introduced in the United States the Nissan Leaf, a fully electric vehicle and Ford has announced that it plans to introduce an electric vehicle in 2011. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles. For example, in December 2010, General Motors introduced the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery.

Moreover, it has been reported that BMW, Daimler, Lexus, Audi, Renault and Volkswagen are also developing electric vehicles. Several new start-ups have also announced plans to enter the market for performance electric vehicles, although none of these have yet come to market. Finally, electric vehicles have already been brought to market in China and other foreign countries and we expect a number of those manufacturers to enter the United States market as well.

Most of our prospective competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we would have and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our prospective competitors have extensive customer bases and broader customer and industry relationships than we would have. In addition, almost all of these companies have longer operating histories and greater name recognition than we would do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively.

Furthermore, certain large manufacturers offer financing and leasing options on their vehicles and also have the ability to market vehicles at a substantial discount, provided that the vehicles are financed through their affiliated financing company. We would not be in a position to offer any such financing program to customers in the United States. We do not currently offer, or plan to offer, any form of direct financing on our vehicles. We have not in the past, and do not currently, offer customary discounts on our vehicles. The lack of our direct financing options and the absence of customary vehicle discounts could put us at a competitive disadvantage.

We expect competition in our industry to intensify in the future in light of increased demand for alternative fuel vehicles, continuing globalization and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, fuel economy, customer service and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in a further downward price pressure and adversely affect our business, financial condition, operating results and prospects. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets and our market share. There can be no assurances that we will be able to compete successfully in the electric vehicle industry/markets. If our competitors introduce new cars or services that compete with or surpass the quality, price or performance of the vehicles we anticipate to make, we may be unable to attract or satisfy our prospective customers at the prices and levels that would allow us to generate attractive rates of return on our investment. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.

Demand in the automobile industry is highly volatile.

Volatility of demand in the automobile industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we anticipate/plan to compete in the future have been subject to considerable volatility in demand in recent periods. For example, according to automotive industry sources, sales of passenger vehicles in North America during the fourth quarter of 2019 were over 31% lower than those during the same period in the prior year. Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a new automobile manufacturer and low volume producer, we have less financial resources than more established automobile manufacturers to withstand changes in the market and disruptions in demand. As our business grows, economic conditions and trends in other countries and regions where we sell our electric vehicles will impact our business, prospects and operating results as well. Demand for our electric vehicles may also be affected by factors directly impacting automobile price or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent automobile manufacturers.

Risks Related to Our Business

We have a limited operating history, and may not be able to operate our business successfully or generate sufficient cash flow to sustain distributions to our stockholders.

We have a limited operating history. We currently own three investment properties. We are subject to many of the business risks and uncertainties associated with any new business enterprise. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. Our ability to provide attractive risk-adjusted returns to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on several factors, including the availability of additional opportunities for investment, the performance of our existing properties and tenants, the availability of adequate equity and debt financing, conditions in the financial markets and economic conditions.

Risks Related to Our Real Estate Investments and Operations

Our current real estate portfolio consists of three investment properties and will likely continue to be concentrated in a limited number of properties in the future, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

As at December 31, 2020, we currently own three investment properties. We have no tenant nor rental revenues for the year ended December 31, 2019.  Lease payment defaults by any of our future tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. A lack of diversification may also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our future tenants, would subject us to a significant risk of loss.

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

Our success depends on certain key personnel.

Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel. It is anticipated that our executive officers will enter into employment agreements. However, while it is customary to use employment agreements as a method of retaining the services of key personnel, these agreements do not guarantee us the continued services of such employees. In addition, we have not entered into employment agreements with most of our key personnel. The loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on projects and could have an adverse impact on our client and industry relationships, our business, operating results or financial condition.

We rely on highly skilled and qualified personnel, and if we are unable to continue to attract and retain such qualified personnel it will adversely affect our businesses.

Our success depends to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel. We expect competition for personnel with the specialized creative and technical skills needed to provide our services will continue to intensify. We often hire individuals on a project-by-project basis, and individuals who work on one or more projects for us may not be available to work on future projects. If we have difficulty identifying, attracting, hiring, training and retaining such qualified personnel, or incur significant costs in order to do so, our business and financial results could be negatively impacted.

If we are unable to effectively manage organizational productivity and global supply chain efficiency and flexibility, then our business could be adversely affected.

We need to continually evaluate our organizational productivity and supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and are able to respond to market pressures to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could adversely affect our financial results. Despite our efforts to control costs and increase efficiency in our facilities, increased competition could still cause us to realize lower operating margins and profitability.

Our operating results may fluctuate significantly, which may cause the market price of our common stock to decrease significantly.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. As a result of these fluctuations, financial planning and forecasting may be more difficult and comparisons of our operating results on a period-to-period basis may not necessarily be meaningful. Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. Each of the risk factors described in this “Risks Related to Our Business” section, and the following factors, may affect our operating results:

●	our ability to continue to attract clients for our services and products;
●	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;
●	our focus on long-term goals over short-term results;
●	the results of our investments in high risk products;
●	general economic conditions and those economic conditions specific to our industries;
●	changes in business cycles that affect the markets in which we sell our products and services; and
●	geopolitical events such as war, threat of war or terrorist actions.

In response to these fluctuations, the value of our common stock could decrease significantly in spite of our operating performance. In addition, our business, and the alcoholic beverage business, has historically been cyclical and seasonal in nature, reflecting overall economic conditions as well as client budgeting and buying patterns.  The cyclicality and seasonality in our business could become more pronounced and may cause our operating results to fluctuate more widely.

We have a history of losses, have generated limited revenue to date, and may continue to suffer losses in the future.

We have a history of losses and have generated limited revenue to date. We expect to continue to incur losses for the foreseeable future. If we cannot become profitable, our financial condition will deteriorate, and we may be unable to achieve our business objectives, including without limitation, having to cease operations due to a lack of capital.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available may require us to delay, scale back or cease our marketing or product development activities and operations.

We will require substantial additional capital in order to continue the marketing of our existing products and complete the development of our contemplated products. Raising funds in the current economic climate may be difficult and additional funding may not be available on acceptable terms, or at all.

The amount and timing of our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

●	the number and characteristics of investments or products that we pursue;

●	our potential need to expand operations, including the hiring of additional employees;

●	the costs of licensing, acquiring or investing in complimentary businesses, products and technologies;

●	the effect of any competing technological or market developments;

●	the need to implement additional internal systems and infrastructure, including financial and reporting systems; and

●	the economic and other terms, timing of and success of our co-branding, licensing, collaboration or marketing relationships into which we have entered or may enter in the future.

Some of these factors are outside of our control. We will require an additional capital infusion in order to get back to as an operating technology-focused company that design, manufacture, install and sell Electric Vehicles, Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered through Artificial Intelligence, Machine Learning and Robotic technologies. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or marketing of one or more of our products or product candidates or curtail our operations, which will have a Material Adverse Effect on our business, operating results and prospects.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We may seek additional funding through a combination of equity offerings, debt-financings, or other third party funding or other collaborations, strategic alliances or licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as our operations. For instance, any debt financing may impose restrictive covenants on our operations or otherwise adversely affect the holdings or the rights of our stockholders. In addition, if we seek funds through arrangements with partners, these arrangements may require us to relinquish rights to some of our technologies, products or product candidates or otherwise agree to terms unfavorable to us.

Acquisitions we pursue in our industry and related industries could result in operating difficulties, dilution to our stockholders and other consequences harmful to our business.

As part of our growth strategy, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, which could adversely impact our growth. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

•         increased expenses due to transaction and integration costs;

•         potential liabilities of the acquired businesses;

•         potential adverse tax and accounting effects of the acquisitions;

•         diversion of capital and other resources from our existing businesses;

•         diversion of our management’s attention during the acquisition process and any transition periods;

•         loss of key employees of the acquired businesses following the acquisition; and

•         inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Our evaluations of potential acquisitions may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition.

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

Interruption or failure of our information technology systems could impair our ability to effectively and timely provide our services and products, which could damage our reputation and have an adverse impact on our operating results.

Our systems are vulnerable to damage or interruption from earthquakes, hurricanes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. Our facilities are located in areas with a high risk of major earthquakes and are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster or other unanticipated problems at our Santa Monica, California facility or manufacturing facility located in Orange County, California could result in lengthy interruptions in our projects and our ability to deliver services. An error or defect in the software, a failure in the hardware, a failure of our backup facilities could delay our delivery of products and services and could result in significantly increased production costs, hinder our ability to retain and attract clients and damage our brand if clients believe we are unreliable. Given our reliance on our industry relationships, it could also result in a decrease in our revenues and otherwise adversely affect our business and operating results.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies that we generally maintain include general liability, automobile and property insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. In addition, we do not know if we will be able to obtain and maintain coverage for the business in which we engage. No assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition and business results.

Our business is subject to the risks of earthquakes, fires, floods, power outages and other catastrophic events, and to interruption by manmade problems such as terrorism. A disruption at our production facility could adversely impact our results of operations, cash flows and financial condition.

All of our products are produced in one location, which is located in Southern California. A significant natural disaster, such as an earthquake, fire or a flood or a significant power outage could have a material adverse impact on our business, financial condition or operating results. If there were a catastrophic failure at our major production facility, our business would be adversely affected. The loss of a substantial amount of inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could result in a significant reduction in supply of the affected product or products. Similarly, if we experienced a disruption in the supply of our products, our business could suffer. A consequence of any of these supply disruptions could be our inability to meet consumer demand for the affected products for a period of time. In addition, there can be no assurance that insurance proceeds would cover the replacement value of our products or other assets if they were to be lost. In addition, if a catastrophe such as an earthquake, fire, flood or power loss should affect one of the third parties on which we rely, our business prospects could be harmed. Moreover, acts of terrorism could cause disruptions in our business or the business of our third-party service providers, partners, customers or the economy as a whole.

Future tax law changes and/or interpretation of existing tax laws may adversely affect our effective income tax rate and the resolution of unrecognized tax benefits.

We are subject to income taxation in the U.S. It is possible that future income tax legislation may be enacted that could have a material impact on our income tax provision. We believe that our tax estimates are reasonable and appropriate, however, there are inherent uncertainties in these estimates. As a result, the ultimate outcome from any potential audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the timing of ultimate tax audit settlement.

Potential liabilities and costs from litigation and other legal proceedings could adversely affect our business.

From time to time we may be subject to various lawsuits, claims, disputes and investigations in the normal conduct of our operations. These include, but are not limited to, commercial disputes, including purported class actions, employment claims, actions by tax and customs authorities, and environmental matters. Some of these legal proceedings may include claims for substantial or unspecified damages. It is possible that some of the actions could be decided unfavorably and could adversely affect our results of operations, cash flows or financial condition. In addition, because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our results of operations and cash flows. If Tara Spencer enforces the Labor Commission judgment against the Company for the amount owed, this may result in a material adverse effect on our financial condition.

Historical financial statements may not be reflective of our future results of operations, cash flows, and financial condition.

Although we believe that you have been provided access to all material information necessary to make an informed assessment of our assets and liabilities, financial position, profits and losses and prospects, historical financial statements do not represent what our results of operations, cash flows, or financial position will be in the future.

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

As of December 31, 2020, there were no unresolved SEC comments issued to the Company.

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

As of December 31, 2020, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

The quotations below reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions:

Fiscal Year Ended on December 31, 2020	High Bid	Low Bid
1 st Quarter	0.0042	0.0015
2 nd Quarter	0.0035	0.0016
3 rd Quarter	0.0100	0.0024
4 th Quarter	0.0200	0.0052

Fiscal Year Ended on December 31, 2019	High Bid	Low Bid
1 st Quarter	0.0010	0.0004
2 nd Quarter	0.0013	0.0004
3 rd Quarter	0.0080	0.0008
4 th Quarter	0.0100	0.0031

(b)   Security Holders

The number of record holders of our common stock at December 31, 2020 was 164 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

Following the completion of above mentioned transactions, the Company added real estate operations to its business model and started devoting capital to real estate holding operations for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, industrial and commercial real estate, and other real estate related services.

On June 10, 2020, the Company filed Form 10-12g, General Form for Registration of Securities, which became effective on August 10, 2020, and as a result, the Company is required to file all required SEC forms since August 10, 2020.

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

We have a commitment to sustainability and consider the environmental impacts of our business activities.  Sustainability and social responsibility are key drivers of our focus on creating the best properties for tenants operate, work and play.  We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities.  With its high density, multifamily housing is, by its nature, an environmentally friendly property type.  Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban and close-in suburban locations near public transportation.  When developing and renovating our properties, we strive to reduce energy and water consumption by investing in energy saving technology while positively impacting the experience of our tenants and the value of our assets.  We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption.  For 2020, we continue to have an express company-wide goal for Total Well-Being, which includes enhanced ESG efforts.  Employees, including our executives, will have their performance against our various Total Well - Being goals evaluated as part of our annual performance review process.

On September 15, 2020, the Company spun-off its specialty real estate holding business to an operating subsidiary and then pivot back to being a technology company.

Subsequent to the above spinoff, the Company has now returned back to its original technology-focused businesses of Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices in addition to a primary focus of building a portfolio businesses and assets and operations that source, design, develop, manufacture and distribute affordable, high-performance fully electric vehicles in North America.

Going forward, the Company intends to focus its business model to operate and manage a portfolio of Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) assets, businesses and operations in addition to its Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices businesses in North America.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). Inter-company balances and transactions have been eliminated upon consolidation.

ASC 810 requires that the investor with the controlling financial interest should consolidate the investee/affiliate. ASC 810-10 requires that an equity interest investor consolidates a VIE when it retains an investment in the entity, is considered a variable interest investor in the entity, and is the primary beneficiary of the entity. An investor in a VIE is a “variable interest beneficiary” when, per an arrangement’s governing documents, the investor will absorb a portion of the VIE’s expected losses or will receive a portion of the entity’s “residual returns.” The variable interest beneficiary retaining a controlling financial interest in the VIE is designated as its “primary beneficiary” and must consolidate the VIE. A variable interest beneficiary retains a “controlling financial interest” in a VIE when that beneficiary retains the power to direct the activities of the VIE that have the greatest influence over the VIE’s economic performance and retains an obligation to absorb the VIE’s significant losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Based on the ASC 810 test above, Video River Network, Inc. is the primary beneficiary of Kid Castle Educational Corporation (“VIE-2”), Kid Castle Educational Corporation is the primary beneficiary of GiveMePower Corporation (the “VIE-1”) because Video River retained a controlling financial interest in the VIE-2 and has the power to direct the activities of the VIE-2, having the greatest influence over the VIE-2’s economic performance and retains an obligation to absorb the VIE-2’s significant losses and the right to determine and receive benefits from the VIE-2.  Similarly, Kid Castle Educational Corporation is the primary beneficiary of GiveMePower Corporation (the “VIE-1”). Kid Castle retained a controlling financial interest in the VIE-1 and has the power to direct the activities of the VIE-1, having the greatest influence over the VIE-1’s economic performance and retains an obligation to absorb the VIE-1’s significant losses and the right to determine and receive benefits from the VIE-1.

Because GiveMePower Corporation is 88% controlled by Kid Castle Educational Corporation, the consolidation rule requires that the Revenue, Assets and Liabilities recognized and disclosed on the  financial statements of GiveMePower Corporation are also recognized and disclosed on the financial statements of Kid Castle Educational Corporation pursuant to ASC 810.

Overview

General – Electric Vehicles (EV) Business

The Company’s Electric Vehicles (EV) business model is a newly created business model created in the 3rd quarter of 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business acquisition with one or more EV manufacturers and related businesses, which we refer to throughout this prospectus as our EV Business acquisition plan.  We have not selected any specific EV Business acquisition target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any EV Business acquisition target. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial EV Business acquisition. While we may pursue an acquisition opportunity in the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) industry or sector, we intend to focus on: (1) businesses that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles; and (2) businesses that design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered using Artificial Intelligence, Machine Learning and Robotic technologies.

Our management team is comprised of two business professionals that have a broad range of experience in executive leadership, strategy development and implementation, operations management, financial policy and corporate transactions.  Our management team members have worked together in the past, at Goldstein Franklin, Inc. and other firms as executive leaders and senior managers spearheading turnarounds, rollups and industry-focused consolidation while generating shareholder value for many for investors and stakeholders.

We believe that our management team is well positioned to identify acquisition opportunities in the marketplace. Our management team's industry expertise, principal investing transaction experience and business acumen will make us an attractive partner and enhance our ability to complete a successful Business acquisition. Our management believes that its ability to identify and implement value creation initiatives has been an essential driver of past performance and will remain central to its differentiated acquisition strategy.

Although our management team is well positioned and have experience to identify acquisition opportunities in the marketplace, past performance of our management team is not a guarantee either (i) of success with respect to any EV Business acquisition we may consummate or (ii) that we will be able to identify a suitable candidate for our initial EV Business acquisition. You should not rely on the historical performance record of our management team as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. Our officers and directors have not had management experience with EV companies in the past.

General – Real Estate Business

Our real estate operations has two lines of business: (1) promote and preserve affordable housing and economic development across urban neighborhoods in the United States; and (2) acquire, hold and manage specialized assets.  To achieve our objectives, we plan to acquire, own, renovate, develop, redevelop, operate, dispose of, and manage specialized assets including industrial and commercial real estate, affordable housing and rental property and multi-family properties both on our own and through our investment management platform.  We focus primarily on commercial and multifamily properties located in urban and high-density suburban markets throughout the United States. Our real estate platform is internally managed with primarily focused on: (1) the acquisition, ownership and management of specialized industrial properties; and (2) ownership, operation and development of multi-family affordable housing properties.

Our Business Plan

Returning back to its foremost business model of technology focused operations, Video River Networks, Inc. (the “Company”), a technology firm intends to operate and manage a portfolio of Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) assets, businesses and operations in North America.  The Company’s current targeted portfolio businesses include those that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles; and design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered using Artificial Intelligence, Machine Learning and Robotic technologies.

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

Video River Networks, Inc., prior to September 15, 2020, used to be a specialty real estate holding company, focuses on the acquisition, ownership, and management of specialized industrial properties.  The Company’s real estate business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions, and (3) potential long-term appreciation in the value of our properties from capital gains upon future sale.  As a real estate holding company, the Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States.

Having partially freed itself from the day-to-day operation of the real estate operations, the Company now returns to its technology root with a primary purpose of acquiring Electric Vehicles manufacturer or doing a joint venture (JV) with Electric Vehicles businesses that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles; and design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered using Artificial Intelligence, Machine Learning and Robotic technologies.

Business Strategy and Deal Origination

We have not finalized an acquisition target yet, but making progress in identifying several potential candidates from which we intend to pick those that meet our criteria for acquisition.  Our acquisition and value creation strategy will be to identify, acquire and, after our initial EV Business acquisition, build an EV company that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles that suit the experience of our management team and can benefit from their operational expertise. Our Business acquisition strategy will leverage our management team's network of potential transaction sources, where we believe a combination of our relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses to improve their overall value proposition.

Our management team's objective is to generate attractive returns and create value for our shareholders by applying our disciplined strategy of underwriting intrinsic worth and implementing changes after making an acquisition to unlock value. While our approach is focused on the EV-AI-ML-R industries where we have differentiated insights, we also have successfully driven change through a comprehensive value creation plan framework. We favor opportunities where we can accelerate the target's growth initiatives. As a management team we have successfully applied this approach over approximately 16 years and have deployed capital successfully in a range of market cycles.

We plan to utilize the network and Finance industry experience of our Chief Executive Officer and our management team in seeking an initial EV Business acquisition and employing our Business acquisition strategy described below. Our CEO is a top financial professional with designations that include, CPA, CMA, and CFM.  He’s very knowledgeable in the fields of corporate law, real estate, lending, turnarounds and restructuring.  Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of EV acquisition opportunities. This network has been developed through our management team's extensive experience:

•         investing in and operating a wide range of businesses;

•         growing brands through repositioning, increasing household penetration and geographic expansion; expanding into new distribution channels, such as e-Commerce, in an increasingly omni-channel world;

•         identifying lessons learned and applying solutions across product portfolios and channels;

•         sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;

•         developing relationships with sellers, financing providers, advisors and target management teams; and

•         executing transformational transactions in a wide range of businesses under varying economic and financial market conditions.

In addition, drawing on their extensive investing and operating experience, our management team anticipates tapping four major sources of deal flow:

•         directly identifying potentially attractive undervalued situations through primary research into EV industries and companies;

•         receiving information from our management team's global contacts about a potentially attractive situation;

•         leads from investment bankers and advisors regarding businesses seeking a combination or added value that matches our strengths; and

•         inbound opportunities from a company or existing stakeholders seeking a combination, including corporate divestitures.

We expect this network will provide our management team with a robust flow of EV acquisition opportunities. In addition, we anticipate that target EV Business candidates will be brought to our attention by various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Upon completion of this offering, members of our management team will communicate with their network of relationships to articulate the parameters for our search for a target company and a potential Business acquisition and begin the process of pursuing and reviewing potential leads.

Acquisition/Business acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target EV businesses. We will use these criteria and guidelines in evaluating acquisition opportunities. While we intend to acquire EV companies that we believe exhibit one or more of the following characteristics, we may decide to enter into our initial EV Business acquisition with a target EV business that does not meet these criteria and guidelines. We intend to acquire EV companies that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles:

•         have potential for significant growth, or can act as an attractive EV acquisition platform, following our initial EV Business acquisition;

•         have demonstrated market segment, category and/or cost leadership and would benefit from our extensive network and insights;

•         provide operational platform and/or infrastructure for variety of EV models and/or services, with the potential for revenue, market share, footprint and/or distribution improvements;

•         are at the forefront of EV evolution around changing consumer trends;

•         offer marketing, pricing and product mix optimization opportunities across distribution channels;

•         are fundamentally sound companies that could be underperforming their potential and/or offer compelling value;

•         offer the opportunity for our management team to partner with established target management teams or business owners to achieve long-term strategic and operational excellence, or, in some cases, where our access to accomplished executives and the skills of the management of identified targets warrants replacing or supplementing existing management;

•         exhibit unrecognized value or other characteristics, desirable returns on capital and a need for capital to achieve the company's growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and

•         will offer an attractive risk-adjusted return for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial EV Business acquisition may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial EV Business acquisition with a target EV Business that does not meet the above criteria and guidelines, we will disclose that the target EV Business does not meet the above criteria in our shareholder communications related to our initial EV Business acquisition.

Acquisition/Business acquisition Process

In evaluating a prospective target EV business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of EV manufacturing facilities, as well as a review of financial and other information. We will also utilize our operational and capital allocation experience.

In order to execute our business strategy, we intend to:

Assemble a team of EV industry and financial experts:    For each potential transaction, we intend to assemble a team of EV industry and financial experts to supplement our management's efforts to identify and resolve key issues facing a target EV Business. We intend to construct an operating and financial plan that optimizes the potential to grow shareholder value. With extensive experience investing in both healthy and underperforming businesses, we expect that our management will be able to demonstrate to the target EV business and its stakeholders that we have the resources and expertise to lead the combined company through complex and potentially turbulent market conditions and provide the strategic and operational direction necessary to grow the business in order to maximize cash flows and improve the overall strategic prospects for the company.

Conduct rigorous research and analysis:    Performing disciplined, fundamental research and analysis is core to our strategy, and we intend to conduct extensive due diligence to evaluate the impact that a transaction may have on a target EV Business.

Business acquisition driven by trend analysis:    We intend to understand the underlying purchase and industry behaviors that would enhance a potential transaction's attractiveness. We have extensive experience in identifying and analyzing evolving industry and consumer trends, and we expect to perform macro as well as bottoms-up analysis on consumer and industry trends.

Acquire the target company at an attractive price relative to our view of intrinsic value:    Combining rigorous analysis as well as input from industry and financial experts, our management team intends to develop its view of the intrinsic value of a potential Business acquisition. In doing so, our management team will evaluate future cash flow potential, relative industry valuation metrics and precedent transactions to inform its view of intrinsic value, with the intention of creating a Business acquisition at an attractive price relative to its view of intrinsic value.

Implement operational and financial structuring opportunities:    Our management team has the ability to structure and execute a Business acquisition that will establish a capital structure that will support the growth in shareholder value and give it the flexibility to grow organically and/or through strategic acquisitions. We intend to also develop and implement strategies and initiatives to improve the business' operational and financial performance and create a platform for growth.

Seek strategic acquisitions and divestitures to further grow shareholder value:    Our management team intends to analyze the strategic direction of the company, including evaluating potential non-core asset sales to create financial and/or operational flexibility for the company to engage in organic and/or inorganic growth. Our management team intends to evaluate strategic opportunities and chart a clear path to take the EV business to the next level after the Business acquisition.

After the initial EV Business acquisition, our management team intends to apply a rigorous approach to enhancing shareholder value, including evaluating the experience and expertise of incumbent management and making changes where appropriate, examining opportunities for revenue enhancement, cost savings, operating efficiencies and strategic acquisitions and divestitures and developing and implementing corporate strategies and initiatives to improve profitability and long-term value. In doing so, our management team anticipates evaluating corporate governance, opportunistically accessing capital markets and other opportunities to enhance liquidity, identifying acquisition and divestiture opportunities and properly aligning management and board incentives with growing shareholder value. Our management team intends to pursue post-merger initiatives through participation on the board of directors, through direct involvement with company operations and/or calling upon a stable of former managers and advisors when necessary.

Strategic Approach to Management.     We intend to approach the management of a company as strategy consultants would. This means that we approach business with performance-based metrics based on strategic and operational goals, both at the overall company level and for specific divisions and functions.

Corporate Governance and Oversight.    Active participation as board members can include many activities ranging from conducting monthly or quarterly board meetings to chairing standing (compensation, audit or investment committees) or special committees, replacing or supplementing company management teams when necessary, adding outside directors with industry expertise which may or may not include members of our own board of directors, providing guidance on strategic and operational issues including revenue enhancement opportunities, cost savings, brand repositioning, operating efficiencies, reviewing and testing annual budgets, reviewing acquisitions and divestitures and assisting in the accessing of capital markets to further optimize financing costs and fund expansion.

Direct Operational Involvement.    Our management team members, through ongoing board service, intend to actively engage with company management. These activities may include: (i) establishing an agenda for management and instilling a sense of accountability and urgency; (ii) aligning the interest of management with growing shareholder value; (iii) providing strategic planning and management consulting assistance, particularly in regards to re-invested capital and growth capital in order to grow revenues, achieve more optimal operating scale or eliminate costs; (iv) establishing measurable key performance metrics; and (v) complementing product lines and brands while growing market share in attractive market categories. These skill sets will be integral to shareholder value creation.

M&A Expertise and Add-On Acquisitions.    Our management team has expertise in identifying, acquiring and integrating synergistic, margin-enhancing and transformational businesses. We intend to, wherever possible, utilize M&A as a strategic tool to strengthen the financial profile of an EV business we acquire, as well as its competitive positioning. We would seek to enter into accretive Business acquisitions where our management team or an acquired company's management team can seamlessly transition to working together as one organization and team.

Access to Portfolio Company Managers and Advisors.    Through their combined 32+ year history of investing in and controlling businesses, our management team members have developed strong professional relationships with former company managers and advisors. When appropriate, we intend to bring in outside directors, managers or consultants to assist in corporate governance and operational turnaround activities. The use of supplemental advisors should provide additional resources to management to address time intensive issues that may be delaying an organization from realizing its full potential shareholder returns.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial EV Business acquisition may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial EV Business acquisition with a target EV Business that does not meet the above criteria and guidelines, we will disclose that the target EV Business does not meet the above criteria in our shareholder communications related to our initial EV Business acquisition, which, as discussed in this prospectus, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of Potential Business acquisition Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential Business acquisition targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships and this experience will provide us with important sources of investment opportunities. In addition, we anticipate that target EV Business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Other Acquisition Considerations

We are not prohibited from pursuing an initial EV Business acquisition with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial EV Business acquisition with a company that is affiliated with our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial EV Business acquisition is fair to our company from a financial point of view.

Unless we complete our initial EV Business acquisition with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target EV Business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial EV Business acquisition.

Members of our management team may directly or indirectly own our ordinary shares and/or private placement warrants following this offering, and, accordingly, may have a conflict of interest in determining whether a particular target EV Business is an appropriate business with which to effectuate our initial EV Business acquisition. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business acquisition if the retention or resignation of any such officers and directors was included by a target EV Business as a condition to any agreement with respect to our initial EV Business acquisition.

In the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our Business acquisition.

Plan of Operations

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and must figure in our plan of operation.  We bought three single family residences (SFR) with a cost/carrying amount of $1,452,897, in Los Angeles in 2019.  We bought a fourth property in June 2020.  During the last fiscal year ended December 31, 2020, we sold two of the four properties for a total amount of $1,205,000.  We also exchanged one property for debt owned the party.  In the next twelve months, we plan on selling the remaining property and adding the proceeds obtained from the sales to finance our electric vehicles business plan.

The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy the Company’s working capital and other cash requirements.

Upon completion of the acquisition of an Electric Vehicles manufacturer or doing a joint venture (JV) with Electric Vehicles businesses that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles, our strategy will subsequently include distribution of the electric vehicles and related product lines to retailers and consumers across North America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had zero cash flows from operations for the twelve months ended December 31, 2020 and 2019.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criteria standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given, whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management’s judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.  During the years ended December 31, 2020 and 2019, the Company did recognized revenue of $1,628,136 and $464 respectively.

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

Except for the October 29, 2019 transaction in which the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) to Community Economic Development Capital LLC, no other potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2020 and 2019..

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

Results of Operations

Comparison of Fiscal Years 2020 and 2019.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

Revenues ― The Company recorded $1,628,136 in revenue for the fiscal year ended December 2020 as compared to $464 revenue for the fiscal year ended December 2019.

Operating Expenses ― Our general and administrative expenses were $159,463 for the twelve months ended December 31, 2020, versus $85 for the same period in 2019.

Net Loss ― The Company recorded net loss of $82,980 for the fiscal year ended December 2019 as compared to net profit of $379 for the fiscal year ended December 2019.

Accumulated Deficit – As at December 31, 2020, we have accumulated deficit of $19,385,856 compared to accumulated deficit of $19,150,865 as at December 31, 2019.

Liquidity and Capital Resources

Cash and Cash Equivalent – As at December 31, 2020, we had $1,630 cash on hand compared to $850 as at December 31, 2019.

Other Current Assets – Inventory and Receivables - As at December 31, 2020, we had $92,282 in account receivable compared to $8,620 as at December 31, 2019.

Other Assets – Investments and Real Estate – As at December 31, 2020, we had $664,110 of real estate and other investment in a private company compared to $1,452,897 as at December 31, 2019.

Related parties liabilities - As at December 31, 2020, we had $604,272 balance from advances from related compared to $1,459,971 as at December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had $1,630 cash on hand.   We anticipate that our cash position is not sufficient to fund current operations.   We have limited lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity-raises to fund our continuing operations.   We anticipate that we will seek additional capital through debt or equity financings.   While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.   Any additional equity financing may result in substantial dilution to our stockholders.

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

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO.  As of December 31, 2020, the company controlled by our president and CEO has loaned $604,272 to us, pursuant to a Line of Credit Agreements to advance or loan any additional funds to us in the future.  We have not yet achieved significant profitability.  We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability.  Future financing of our operation depends largely on our controlling shareholder, Mr. Igwealor, advancing most or all of our operating budget.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Contractual Obligations

Not applicable.

Plan of Operation for the Next Twelve (12) Months

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and must figure in our plan of operation.  As of the date of this S-1 Registration, we have two available-for-sale real estate properties with a carrying amount of $970,148.  We bought three single family residences (SFR) with a cost/carrying amount of $1,452,897, in Los Angeles in 2019.  We bought a fourth property in June 2020.  During the nine months ended September 30, 2020, we sold two of the four properties for a total amount of $1,205,000.  In the next twelve months, we plan on selling the remaining two properties and adding the proceeds obtained from the sales to the Proceeds from this Offering to finance our electric vehicles business plan.

The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy the Company’s working capital and other cash requirements.

Upon completion of the acquisition of an Electric Vehicles manufacturer or doing a joint venture (JV) with Electric Vehicles businesses that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles, our strategy will subsequently include distribution of the electric vehicles and related product lines to retailers and consumers across North America.

NIHK through CED Capital, currently own one real property in Los Angeles County.  The total cost of the property As at December 31, 2020 is $664,111.

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

We intend to implement the following tasks within the next twelve months:

  Month 1-3: Phase 1 (1-3 months in duration; complete rehabilitation of theree properties and put them to good use)
    Identify 4 other properties to acquire
    Sign purchase agreement with the sellers of the 4 properties identified above;
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

VIDEO RIVER NETWORKS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DEC. 31, 2020 and 2019.

VIDEO RIVER NETWORKS, INC.

FINANCIAL STATEMENTS

C O N T E N T S

PAGE

BALANCE SHEETS AS OF DECEMBER 31, 2020 AND 2019	F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019.	F-4

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019.	F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019.	F-6

NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019.	F-7 – F-13

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Video River Networks Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Video River Networks Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders' equity, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

These financial The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has an accumulated deficit of $ 19,385,856 and a negative cash flow from operations amounting to $82,980 for the year ended December 31, 2020. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit maters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

As discussed in Note 1 to the financial statements, the revenue related to the sale of investment property & sale of trading securities are particularly outside of the intended nature of operations of Video Rivers Networks Inc. (NIHK).

We identified the Company’s revenue recognition policy for sale of investment property & sale of trading securities as a critical audit matter.

The procedures performed to address the mater included; obtaining and reviewing legal documents for each transaction, examining the support for the consideration received to ensure proper valuation and evaluating if the assets sold constitute a business as defined by generally accepted accounting principles

Principles of Consolidation

As discussed in Note 1 to the financial statements, Video River Networks, Inc. (NIHK) exercises control of 55% of the voting shares and 100% of the operational and financial control of Kid Castle Educational Corporation. Also, Kid Castle Educational Corporation (KDCE) is the primary beneficiary of GiveMePower Corporation (GMPW), and controlled 88% of GMPW.

We identified the Company’s principle of consolidation as a critical audit matter because, the same revenue and assets are reported by the three Companies in their separate SEC 10K filing.

The procedures performed to address the matter included; reviewing the audit of GMPW, discussed with the Company’s management the full disclosures of the matter.

Albert Garcia, CPA

DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2020.

Newhall, California

April 13, 2021

VIDEO RIVER NETWORKS INC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,630	$850
Investments - trading securities	91,282	-

Total Current Assets	92,912	850

Property and equipment, net	7,745
Investments - real estate	$664,111	$1,452,897
Total assets	764,767	1,453,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	4,542
Accrued interest	2,812
Marginal loan payable	115	-
Line of credit - related party, current portion	63,632	-
Total Current Liabilities	$71,101	$-

Long-Term Liabilities:
Notes payable - net of current portion	$150,000	$-
Line of credit - related party, net of current portion	540,524	1,459,971
Total Long-Term Liabilities	690,524	1,459,971
Total Liabilities	$761,626	$1,459,971

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 and 10,000,000 shares authorized, 1 issued and outstanding as at December 31, 2020 and 2019 respectively.		$-

Common Stock, $0.001 par value, 1,200,000,000 and 200,000,000 shares authorized, 177,922,436 and 169,922,436 issued and outstanding as at December 31, 2020 and 2019 respectively.	177,922	$169,922
Additional paid in capital	19,211,075	18,974,719
Accumulated deficit	(19,385,856)	(19,150,865)
Total Stockholders’ Equity (Deficit)	$3,142	$(6,224)
Total Liabilities and Stockholders’ Equity (Deficit)	764,768	1,453,747

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended
	December 31,
	2020	2019
Revenue:
Sales of investments under trading securities	$423,136	$464
Sales of investment under property	1,205,000	-
Total Revenue	1,628,136	464

Cost of goods sold:
Cost of sales - trading securities	374,691	-
Cost of sales - property	1,179,827
Gross Profit	73,618	-

Operating expenses:
General and administrative	156,457	71
Interest expense	3,006	14
Total operating expenses	159,463	85
Income (loss) from operations	(85,845)	(85)

Other income (expense):
Interest expense, net	174
Unrealized gain (loss)	2,692	-
Total other expense, net	2,865	-
Loss before income tax provision	(82,980)	(85)

Income tax provision	-

Net loss	$(82,980)	$(85)

Earnings (loss) per Share: Basic and Diluted	$(0.00047)	$(0.00000)

Weighted Average Common Shares Outstanding: Basic and Diluted	177,922,436	169,922,436

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230
Cumulative Restructuring adjustment	-	30,769	30,769	-	30,769
Net income for the period			-	(36,993)	(36,993)
Balance, December 31, 2019	169,922,436	$169,922	$19,005,488	$(19,150,865)	$(6,224)
Issuance of common stock		8,000	13,978		21,978
Acquisition of business	-		70,367		70,367
Net income for the period			-	(82,980)	(82,980)
Balance, December 31, 2020	169,922,436	$177,922	$19,089,833	$(19,233,845)	$3,142

The accompanying notes are an integral part of these consolidated audited financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CASHFLOWS
Years Ended December 31, 2020 and 2019

	DECEMBER 31,
	2020	2019

Cash Flows from Operating Activities:
Net Income (Loss)	$(82,980)	$379
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset: Trading Securities	(45,886)	(45,396)
Depreciation	2,304
Other Accrued Liabilities	6,554
Net Cash Flows Used in Operating Activities	(120,008)	(45,017)

Cash flows from investing activities:
Payment for real estate investment	(500,494)
Receipt from sales of real estate investment	922,159
Receipt from sales of other investment	7,502
Net Cash Flows from Investing Activities	429,167

Cash flows from financing activities:		-
Proceeds from issuance of notes payable	150,000	41,200
Proceeds from issuance of marginal loan payable	(4,201)	4,317
Proceeds from short term line of credit - related party	122,432
Proceeds from longt term line of credit - related party	(643,686)
Proceeds from issuance of stocks	55,697
New Cash Flows from Financing Activities	(319,758)	45,517

Net Change in Cash:	(10,599)	$500
Beginning cash:	12,229	0
Ending Cash:	$1,630	$500

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,941	$13
Cash paid for tax	$0	$0

The accompanying notes are an integral part of these consolidated audited financial statements

VIDEO RIVER NETWORKS, INC.

Notes to Audited Condensed Consolidated Financial Statements

1. NATURE OF OPERATIONS

Video River Networks, Inc. (the “Company”) is a technology holding firm that operates and manages a portfolio of Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) assets, businesses and operations in North America.  The Company’s current and target portfolio businesses and assets include operations that design, develop, manufacture and sell high-performance fully electric vehicles and design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered through Artificial Intelligence, Machine Learning and Robotic technologies.  The Company currently maintains minor equity interest in: (1) Tesla, Inc. (TSLA), a California based maker of high-performance fully electric vehicles; (2) Electrameccanica Vehicles Corp. (SOLO), a British Columbia, Canada headquartered company that designs and builds the all-electric SOLO and the Tofino all-electric sport coupe; (3) Lordstown Motors Corp. (RIDE), a Lordstown, Ohio based company that designs and manufactures electric vehicles; (4) Fisker Inc. (FSR), a Los Angeles, California headquartered company that designs and builds all-electric, zero-emissions vehicles; (5) Nikola Corporation (NKLA), a Phoenix, Arizona company that designs and manufactures electric components, drivetrains and vehicles.

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

On September 15, 2020, Video River Networks, Inc. (the “Company”) entered into a stock purchase agreement with Kid Castle Educational Corporation (“Kid Castle”), an entity related to, and controlled by our President and CEO with respect to the purchase through private placement, of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company).   The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder.  The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering.  As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control“ subsections of ASC 805-50.  Following the acquisition, the Company now has 55% of the voting control of and 100% of operating and financial control of Kid Castle.

The consolidated financial statements of the Company therefore include Kid Castle Educational Corporation and its subsidiary, GiveMePower Corporation, and all wholly owned (or majority owned) subsidiaries of GiveMePower  including Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and Cannabinoid Biosciences, Inc. (“CBDX”), and subsidiaries, in which it has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

The consolidated financial statements of the Company therefore include Kid Castle Educational Corporation, whose main operating subsidiary is GiveMePower Corporation, a Nevada corporation with operating subsidiaries that includes Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and Cannabinoid Biosciences, Inc. (“CBDX”).   and subsidiaries, in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). Inter-company balances and transactions have been eliminated upon consolidation.

ASC 810 requires that the investor with the controlling financial interest should consolidate the investee/affiliate. ASC 810-10 requires that an equity interest investor consolidates a VIE when it retains an investment in the entity, is considered a variable interest investor in the entity, and is the primary beneficiary of the entity. An investor in a VIE is a “variable interest beneficiary” when, per an arrangement’s governing documents, the investor will absorb a portion of the VIE’s expected losses or will receive a portion of the entity’s “residual returns.” The variable interest beneficiary retaining a controlling financial interest in the VIE is designated as its “primary beneficiary” and must consolidate the VIE. A variable interest beneficiary retains a “controlling financial interest” in a VIE when that beneficiary retains the power to direct the activities of the VIE that have the greatest influence over the VIE’s economic performance and retains an obligation to absorb the VIE’s significant losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Based on the ASC 810 test above, Video River Networks Inc. is the primary beneficiary of Kid Castle Educational Corporation (the “VIE”) because Video River Networks retained a controlling financial interest in the VIE and has the power to direct the activities of the VIE, having the greatest influence over the VIE’s economic performance and retains an obligation to absorb the VIE’s significant losses and the right to determine and receive benefits from the VIE.

Since Video River Networks, Inc. exercises control of 55% of the voting shares and 100% of the operational and financial control of Kid Castle Educational Corporation,  the consolidation rule requires that the Revenue, Assets and Liabilities recognized and disclosed on the  financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has and operates small ongoing revenue generating businesses.   For the Year ended December 31, 2020, the Company reported revenue of $1,628,136  and an accumulated deficit of $19,385,856. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

In April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the year ended December 31, 2020. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2020 and December 31, 2019, we did maintain $1,630 and $850.00 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3
Investments – trading securities – December 31, 2020	$91,282

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm, TD Ameritrade. The Company did not hold more than 3% of equity of the shares of any public companies as investments as of December 31, 2020.

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  As at December 31, 2020, the Company has a loan balance of $968,586 from company that is controlled by the Company’s majority stockholder.  Additionally, during the period under review, the Company paid rent $19,980 to a company that is controlled by the Company’s majority stockholder.  See NOTE 7 for more details of our related party transactions.

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

During the year ended December 31, 2020, the Company did recognized revenue of $1,628,309 consisting of $1,205,000.00 from sales of real estate properties, $423,136 from trading revenues, and $173.53 in dividend income respectively.

Advertising Costs:

We expense advertising costs when advertisements occur.  During the Year ended December 31, 2020, the Company did recognized advertising costs of $16,325 compared to $24,789 it spent in Nine months ended September 30, 2019.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of December 31, 2020 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501.   The space is a shared office space, which at the current time is suitable for the conduct of our business.  The Company has no real property and do not presently owned any interests in real estate.  As at December 31, 2020, the Company has spent a total of $18,784.80 on rent which was paid to Poverty Solutions to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at December 31, 2020.

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

Net trading revenue consisted of the following:

January 1, 2020 to December 31, 2020	Total
Revenue from sales of securities	$423,136
Cost of securities	(374,691)
Net income from trading securities	$48,445

NOTE 6. SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

Below is the schedule of the details of the Real Estate Investments sales transactions during the period:

	Twelve Months Ended December 31, 2020
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

Line of credit from related party consisted of the following:

	December 31, 2020	December 31, 2019
September 2019 (line of credit) - Line of credit with maturity date of February 28, 2021 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$63,632	$41,200
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	540,524	-
July 3, 2020 (30 year term loan) Term loan with maturity date of July 2, 2050 with 3.75% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	150,000	-
Total Line of credit - related party	604,157	41,200
Less current portion	(63,632)	(41,200)
Total Long Term Line of credit - related party	$540,524	$-

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2020, the Company had drawn $63,632 which it used to fund its operations. The company still has available but unused line of credit of $126,368 as of December 31, 2020.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $804,954 as of December 31, 2020.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2020 to December 31, 2020, as there are no potential shares outstanding that would have a dilutive effect.

January 1, 2020 to December 31, 2020	Amount
Net income	$(82,980)
Dividends	-
Stock option	-
Adjusted net income attribution to stockholders	$(82,980)

Weighted-average shares of common stock outstanding
Basic and Diluted	177,922,436
Net changes in fair value at end of the period
Basic and Diluted	$(0.00047)

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2020 and December 31, 2019 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of December 31, 2020 and December 31, 2019 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period year ended December 31, 2020 and December 31, 2019:

	Percent	31-Dec-20	31-Dec-19

Federal statutory rates	34%	$(6,591,191)	$(6,511,294)
State income taxes	5%	(969,293)	(957,543)
Permanent differences	-0.5%	96,929	95,754
Valuation allowance against net deferred tax assets	-38.5%	7,463,555	7,373,083
Effective rate	0%	$-	$-

At December 31, 2020 and 2019, the significant components of the deferred tax assets are summarized below:

	31-Dec-20	31-Dec-19
Deferred income tax asset
Net operation loss carryforwards	19,385,856	19,150,865
Total deferred income tax asset	7,560,484	7,468,837
Less: valuation allowance	(7,560,484)	(7,468,837)
Total deferred income tax asset	$-	$-

The Company has recorded as of December 31, 2020 and December 31, 2019, a valuation allowance of  $7,560,484 and  $7,468,837 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $7,560,484 as At December 31, 2020 increased by $91,647 compared to December 31, 2019 of $7,468,837 as a result of the Company generating net operating loss of $82,980.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2020 and 2019.

For the period year ended December 31, 2020 and 2019, the Company has net operating loss carry-forwards of approximately $19,385,856 and $19,150,865 respectively. Such amounts are subject to IRS code section 382 limitations and expire in 2034.

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

Investments in equity securities as of December 31, 2020 are summarized based on the following:

December 31, 2020	Cost	Changes in Fair Value	Fair Value

Stocks	$75,451	$5,225	$80,675
Options	13,140	(2,533)	10,607
Investments - Trading Securities	$88,591	$2,692	$91,282

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

January 1, 2020 to December 31, 2020	Amount

Total beginning balance - fair market	$45,396
Total investment purchases - cost	415,194
Total investment sales - cost	(371,999)
Unrealized gains	2,692
Investment - Trading Securities	$91,282

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of December 31, 2020, the Company has two available-for-sale real estate properties with a carrying amount of $664,111:

	Purchase Cost	Rehabilitation Improvement	Total cost at December 31, 2020

SFR – 4904 S Wilton Place, 90062	498,984	165,127	664,111
Investments – Trading Securities	$498,984	$165,127	$664,111

Inventory costs include direct home acquisition costs and any capitalized improvements.  The following is the Real Estate Investments activities for the period under review:

The 4904 S Wilton Place, Los Angeles, CA 90062 property was bought in April, 2019 for $498,984.  Its goal for the property was to improve and resell to eligible homebuyers as part of its mission of promoting homeownership affordable housing.  As of December 31, 2020, the Company has expended $165,127 on improvement of the property.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. entered into a marginal loan agreement as part of its new trading account process in 2019 with TD Ameritrade, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance.  The balance of this account as at December 31, 2020 is $115.

NOTE 14. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2020, the Company had drawn $63,632 from the LOC.

•         Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $540,524 from the line of credit as of December 31, 2020.

In addition, during the year ended December 31, 2020, the Company pursuant to the terms of loan agreement, paid to an entity controlled by our CEO $95,750 respectively, as developer’s fees from the sales amount of the two real estate investment properties sold.  Although the $95,750 was less than the 10% of the total sales amount of $1,205,000, the Company agreed with the lender to take less than 10% in accommodation because one of the two properties sold had unanticipated cost overrun.

Real Property Sales and Loan Repayment to a Related Party Lender

As at December 31, 2020, we have sold two of our four properties with two properties left.

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

Having used $922,159, part of the proceeds from the two properties sales to pay down the related party loan, the outstanding balance on the related party loan was reduced to $561,751 as at December 31, 2020.

Developer’s Fees paid to a Related Party Lender following the sales of two real properties

As at December 31, 2020, we have sold two of the three properties with only one of the three properties left. Following the close of the sales of two of the properties, we paid out Developer Fee, pursuant to the loan agreement we had with the lender, Los Angeles Community Capital, an entity controlled by Mr. Igwealor, who has 100% voting control of Los Angeles Community Capital.

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

Thus, during the  year ended December 31, 2020, the Company pursuant to the terms of its Line of Credit agreement, paid $95,750 as developer’s fees from the sales amount of the two real estate investment properties sold, to Los Angeles Community Capital, an entity controlled by our CEO, Mr. Igwealor, who has 100% voting control of Los Angeles Community Capital.

Although the Company was still able to recorded $25,173 in net realized gains from the sale of Real Estate Investment properties during the year ended December 31, 2020, the Company would have made more profit (save $95,750) from the sales if the Company had a different financing mechanism including its own capital.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2020 and 2019, we were authorized to issue 10,000,000 and 1,000,000 shares of preferred stock with a par value of $0.001 respectively.

The Company has 1 and 1 shares of preferred stock were issued and outstanding during the periods year ended December 31, 2020 and 2019 respectively.

Common Stock

The Company is authorized to issue 1,200,000,000 and 1,119,000,000 shares of common stock with a par value of $0.001 as At December 31, 2020 and 2019 respectively.

Period year ended December 31, 2020

The Company has issued 177,922,436 and 169,922,436 shares of our common stock to more than 163 shareholders as At December 31, 2020 and December 31, 2019 respectively.

Warrants

No warrants were issued or outstanding during the year ended December 31, 2020 and 2019.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after December 31, 2020 through April 13, 2020, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.  The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

During the audit of our financial statements for the year ended December 31, 2020, the auditors identified the following deficiency in NIHK’s internal control to be a material weakness:

•         Ineffective control over the financial statements closing process;

•         Insufficient personnel with an appropriate level of accounting knowledge,   experience with the Company and/or industry, and training in the application of GAAP;

•         Lack of segregation of duties; and

•         Inadequate monitoring of non-routine and non-systematic transactions.

Above observation could be result of us having only one staff accountant supporting our CEO in the accounting function.

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

Based on its assessment, management concluded that As of December 31, 2020 our disclosure controls and procedures were ineffective.  For example, we had to revise our audited financial statements for the fiscal year ended December 31, 2019, to correct an error to our financial statements, which mistakenly accounted for real estate inventory using “fair market” valuation, instead of historical cost that is the standard practice. We plan to take measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

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

Changes in internal control over financial reporting

We are continuing our efforts to improve our internal controls over financial reporting.  Among other improvements, we shall implement a comprehensive ERP system that will improve the Company’s internal controls. As of the date of this Form 10K, management is unable to meaningfully determine the date the ERP system will be installed and become operational, but expects it to be installed in the first quarter of 2022.   The Company believes that full implementation of its new ERP System will improve disclosure controls and procedures by performing the following functions:

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

	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	49	Chairman, Director and Chief Executive and Financial Officer	November 2019 to present
Mr. Patience Ogbozor	35	Director	October 2019 to present

*Age As at December 31, 2020.

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

Frank has an extensive freelance consulting experience for the cannabis industry.  As a CPA, CMA, CFM consultant, Frank have provided top-level financial reporting, Accounting, SEC Reporting, Business Valuation, Mergers & Acquisitions, GAAP/ IFRS Conversion, Pre IPO/RTO Prep, 280E Tax, and Biological Assets Valuation.   Frank have substantial experience with Section 280E of the Internal Revenue Code, having worked for/with investors in startups to helped them analyze the COGS and Operating expenses of dispensaries.   Frank has been an important part of the team that successfully delivered on the following:

•         Consolidated subsidiaries and shepherd the consolidated holding company through GAAP and IFRS audit and get them listed on the US and Canadian exchanges.

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2020, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mr. Frank I Igwealor, Chair, CEO, CFO	2020	—		—	—	—	—	—	—		—
Mr. Frank I Igwealor, Chair, CEO, CFO	2019	—		—	3,100	—	—	—	—	(i)	3,100
Mr. Frank I Igwealor, Chair, CEO, CFO	2018	—	—	—	—	—	—	—	0	(ii)	0
Mr. Frank I Igwealor, Chair, CEO, CFO	2017	—	—	—	—	—	—	—	0	(iii)	0

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

Unless otherwise stated, the address for all 5% owners, officers and directors listed below is: 370 Amapola Ave., Suite 200A, Torrance, CA 90501.

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

(b)     Hire-on-Bonus paid to Mr. Igwealor upon his acceptance of the CEO position of the Company

(c)     As of June 30, 2020 and based on 169,922,436 shares of common stock outstanding As at December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our officers and directors are Mr. Igwealor, our chief executive officer and secretary, and Ms patience C Ogbozor, a Director are also directors of Goldstein Franklin Inc.

RELATED PARTY TRANSACTIONS

The managing member, CEO and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company is formulating a policy for the resolution of such conflicts.

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2020, the Company had drawn $63,632 from the LOC.

•         Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $540,524 from the line of credit as of December 31, 2020.

•         In addition, during the twelve months ended December 31, 2020, the Company pursuant to the terms of loan agreement, paid to an entity controlled by its CEO $95,750 respectively, as developer’s fees from the sales amount of the two real estate investment properties sold.  Although the $95,750 was less than the 10% of the total sales amount of $1,205,000, the Company agreed with the lender to take less than 10% in accommodation because one of the two properties sold had unanticipated cost overrun.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms.  As of December 31, 2020 and December 31, 2019, the Company has $604,157 and $41,200, respectively, in long-term loans obligation from related parties.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month.  The Company intends to start recording rent expense of $7,800 for the year that would end December 31, 2020.

LINE OF CREDIT – RELATED PARTY

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	December 31, 2020	December 31, 2019
September 2019 (line of credit) - Line of credit with maturity date of February 28, 2021 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$63,632	$41,200
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	540,524	-
Total Line of credit - related party	604,157	41,200
Less: current portion	(63,632)	(41,200)
Total Long-term Line of credit - related party	$540,524	$-

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2020, the Company had drawn $63,632 which it used to fund its operations. The company still has available but unused line of credit of $126,368 as of December 31, 2020.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $804,954 as of December 31, 2020.

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

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Audit fees	$14,750	$14,750
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$14,750	$14,750

Audit-Related Fees

No audit-related fees were incurred in 2018.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2020 and 2019. for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2020 and 2019. for products and services provided by our principal independent accountants was $0.

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

Date: April 13, 2021	VIDEO RIVER NETWORKS, INC.

	By:	/s/ Frank I Igwealor
		Name:	Frank I Igwealor
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor Frank I Igwealor	Chief Executive Officer, Chief Financial Officer, President, Director	Date: April 13, 2021
(Principal Executive Officer) (Principal Financial Officer)

Exhibit 31.1

I, Frank I Igwealor, certify that:

1. I have reviewed this annual report on Form 10-K for fiscal year ended December 31, 2020 of Video River Networks, Inc.

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

Date: April 13, 2021

By:    /s/ Frank I Igwealor

Frank I Igwealor

Principal Executive Officer

Exhibit 31.2

I, Frank I Igwealor, certify that:

1. I have reviewed this annual report on Form 10-K for fiscal year ended December 31, 2020 for Video River Networks, Inc.;

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

Date: April 13, 2021

By:    /s/ Frank I Igwealor

Frank I Igwealor

Principal Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Video River Networks, Inc. (the “Company”) for the year ending December 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Frank I Igwealor, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 13, 2021	By: /s/ Frank I Igwealor
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