Form 10-Q
period 2021-03-31
Video River Networks, Inc.
filed 2021-05-13
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2021, there were 177,922,436, shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

VIDEO RIVER NETWORKS INC
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$89,021	$1,630
Investments - trading securities	387,376	91,282
Total Current Assets	476,397	92,912

Property and equipment, net	$6,936	$7,745
Investments - real estate	674,846	664,110.82
Crypto Currency Mining Rigs	9,200	-
Total assets	1,167,378	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	39,642	4,542
Accrued interest	4,218	2,812
Marginal loan payable	538	115
Line of credit - related party, current portion	13,232	63,632
Total Current Liabilities	$57,630	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$150,000	$150,000
Line of credit - related party, net of current portion	542,051	540,524
Total Long-Term Liabilities	692,051	690,524
Total Liabilities	$749,682	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1 issued and outstanding as at March 31, 2021 and December 31, 2020 respectively.	$-	$-
Common Stock, $0.001 par value, 1,200,000,000 shares authorized, and 177,922,436 issued and outstanding as at March 31, 2021 and December 31, 2020 respectively.	177,922	177,922
Additional paid in capital	19,211,075	19,211,075
Accumulated deficit	(18,971,301)	(19,385,856)
Noncontrolling Interest	187,963	1,414
Total Stockholders’ Equity	$417,696	$3,141
Total Liabilities and Stockholders’ Equity	1,167,378	764,767

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2021	2020
Revenue:
Sales of investments under trading securities	$665,667	$-
Sales of investment under property	-	495,000
Total Revenue	665,667	495,000

Cost of goods sold:
Cost of sales - trading securities	204,415	488,499
Cost of sales - property	-
Total cost of goods sold	204,415	488,499
Gross profit	461,251	6,501

Operating expenses:
General and administrative	15,004	16,161
Professional fees	73,082	-
Advertising and promotions	1,649	-
Interest expense	1,458	-
Total operating expenses	91,193	16,161
Income (loss) from operations	370,058	(9,660)

Other Income
Dividends	30	-
Unrealized gain (loss)	44,467	-
Net Income (Loss)	414,555	(9,660)

Earnings (loss) per Share: Basic and Diluted	$0.002	$(0.000)

Weighted Average Common Shares Outstanding: Basic and Diluted	177,922,436	177,922,436

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	0	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	0	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230		30,769			30,769
Net loss				-	(36,993)	(36,993)
						-
Balance, December 31, 2019	169,922,436	1	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Issuance of common stock	8,000,000	-	8,000	13,978		21,978
Acquisition of business				70,367		70,367
Net loss					(82,980)	(82,980)
Balance, December 31, 2020	177,922,436	1	$177,922	$19,059,064	$(19,233,845)	$3,141
Net income			0	-	414,555	414,555
Balance, March 31, 2021	177,922,436	1	$177,922	$19,059,064	$(18,819,290)	$417,696

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC
STATEMENTS OF CASHFLOWS
(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$414,555	$(9,660)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset: Trading Securities	(296,093)	-
Depreciation	809	-
Other Accrued Liabilities	22,006
Net Cash Flows Used in Operating Activities	141,277	(9,660)

Cash flows from investing activities:
Computer and Internet	-
Payment for real estate investment	(10,735)	354,163
Crypto Currency Mining Rigs	(9,200)
Net Cash Flows from Investing Activities	(19,935)	354,163

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	-
Proceeds from issuance of marginal loan payable	422
Line of credit - short term - related party	14,500	(339,991)
Line of credit - long term - related party	(48,872)	-
Proceeds from issuance of stocks	-
New Cash Flows from Financing Activities	(33,950)	(339,990.59)

Net Change in Cash:	87,392	$4,512

Beginning cash:	1,630	850
		$0
Ending Cash:	$89,021	$5,362

Supplemental Disclosures of Cash Flow:
Cash paid for interest	$1,458	$0
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$0
Shares issued to settle accruals - related parties	$0

The accompanying notes to unaudited condensed consolidated financial statements

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

Video River Networks, prior to September 15, 2020, used to be a specialty real estate holding company, focuses on the acquisition, ownership, and management of specialized industrial properties. Prior to its real estate business model, the Company’s Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices since 2002.

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

Crypto Currency Mining Operation

During the period between March 3 to March 16 2021, the Company tried unsuccessfully, to acquire Bitcentro/Buzzmehome’s CryptoCurrency mining operations in Canada for $500,000 in cash.  The deal fell through because of misunderstanding between parties as to the timing and duration of due diligence period.

After the failed acquisition attempt, the Company contracted with Brady Fernandes, a Los Angeles resident who claimed expertise in the crypto mining industry.  The Company contracted with Brady for $9,200 to commence the project of helping the company to build out its own in-house cryptocurrency mining farm.  Brady has commenced building our first rig and has also ordered the necessary equipment to add rigs to our crypto currency mining farm.  Crypto Currency Mining Operation is already generating revenue.

We have dedicated a line-item, “Crypto Currency Mining Rigs,” on our balance to track all our investments in the Crypto Currency Mining Operation. We plan to build out a fully operating farm in California, using solar energy to mitigate the high cost of energy in California.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our electric vehicles operations are yet to start and may never commence at all.  We have limited ongoing business and income.  For the period ended March 31, 2021, we reported net income of $414,555 and accumulated deficit of $18,971,301 as of March 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

In April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the period ended March 31, 2021 . All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2021 and December 31, 2020, we did maintain $89,021.00 and $1,630.00 balance of cash equivalents respectively.

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

The Company’s financial instruments consisted of cash, accounts payable and accrued liabilities, and line of credit.  The estimated fair value of cash, accounts payable and accrued liabilities, due to or from affiliated companies, and notes payable approximates its carrying amount due to the short maturity of these instruments. The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1		Level 2	Level 3
Investments – trading securities – December 31, 2020	$91,282	$		$
Investments – trading securities – March 31, 2021	$387,376		$-		$-

Financial Instruments

In the normal course of business, the Investment Funds may trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risks, with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Investment Funds’ investments may include futures, options, swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.

Credit concentrations may arise from investment activities and may be impacted by changes in economic, industry or political factors. The Investment Funds routinely execute transactions with counterparties in the financial services industry, resulting in credit concentration with respect to the financial services industry. In the ordinary course of business, the Investment Funds may also be subject to a concentration of credit risk to a particular counterparty. The Investment Funds seek to mitigate these risks by actively monitoring exposures, collateral requirements and the creditworthiness of its counterparties.

The Investment Funds have entered into various types of swap contracts with other counterparties. These agreements provide that they are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, they are entitled to receive or obligated to pay other amounts, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. They are also required to pay to the counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate, and they receive interest on any cash collateral that they post to the counterparty at the federal funds or LIBOR rate in effect for such period.

The Investment Funds may trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of a standardized amount of a deliverable grade commodity, security, currency or cash at a specified price and specified future date unless the contract is closed before the delivery date. Payments (or variation margin) are made or received by the Investment Funds each day, depending on the daily fluctuations in the value of the contract, and the whole value change is recorded as an unrealized gain or loss by the Investment Funds. When the contract is closed, the Investment Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.

The Investment Funds may utilize forward contracts to seek to protect their assets denominated in foreign currencies and precious metals holdings from losses due to fluctuations in foreign exchange rates and spot rates. The Investment Funds’ exposure to credit risk associated with non-performance of such forward contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in other assets and accrued expenses and other liabilities in our consolidated balance sheets.

The Investment Funds may also enter into foreign currency contracts for purposes other than hedging denominated securities. When entering into a foreign currency forward contract, the Investment Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date unless the contract is closed before such date. The Investment Funds record unrealized gains or losses on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into such contracts and the forward rates at the reporting date.

Furthermore, the Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds’ satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets.

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions.

Derivatives

From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts. U.S. GAAP requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive loss and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. For further information regarding our derivative contracts, see Note 6, “Financial Instruments.”

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with TD Ameritrade, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance.  The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of March 31, 2021 is $538.

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm, TD Ameritrade. The Company did not hold more than 3% of equity of the shares of any public companies as investments as of March 31, 2021

All investments that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. The Company does not have any investment securities for which market quotes are not readily available.

The Company’s trading securities are held by a third-party brokerage firm, TD Ameritrade, and composed of publicly traded companies with readily available fair value which are quoted prices in active markets.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  As at March 31, 2021, the Company has a loan balance of $555,284 from company that is controlled by the Company’s majority stockholder.  Additionally, during the period under review, the Company paid rent $1,793 to a company that is controlled by the Company’s majority stockholder.  See NOTE 7 for more details of our related party transactions.

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

During the periods ended March 31, 2021 and 2020, the Company did recognized revenue of $665,667 and $495,000.00 respectively.

Advertising Costs:

We expense advertising costs when advertisements occur.  During the periods ended March 31, 2021 or 2020, the Company did recognized advertising costs of $1,649 and $0.00 respectively.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of March 31, 2021 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501.   The space is a shared office space, which at the current time is suitable for the conduct of our business.  The Company has no real property and do not presently owned any interests in real estate.  As at March 31, 2021, the Company has spent about $1,793 on rent which was paid to Poverty Solutions to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at March 31, 2021 .

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

Net trading revenue consisted of the following:

January 1, 2021 to March 31, 2021	Total
Revenue from sales of securities	$665,667
Cost of securities	(204,415)
Net income from trading securities	$461,251

NOTE 6. SALES – INVESTMENT PROPERTY

Real Estate

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

None

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	March 31, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$13,232	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	542,051	540,524
Total Line of credit - related party	555,283	604,156
Less: current portion	(13,232)	(63,632)
Total Long-term Line of credit - related party	$542,051	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of March 31, 2021, the Company had drawn $13,232 which it used to fund its operations.

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

As at March 31, 2021 and 2020, the Company’s controlling firm and significant stockholder advanced $13,232 to the Company for working capital. These advances are non-interest bearing and payable on demand.  Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	March 31,	December 31,
	2020	2020
Due from Affiliates

	$0	$0

Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$13,232	$63,632
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate	542,051	540,524

Total	$555,283	$604,156

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2021 to March 31, 2021, as there are no potential shares outstanding that would have a dilutive effect.

January 1, 2021 to March 31, 2021	Amount
Net income	$414,555
Dividends	-
Stock option	-
Adjusted net income attribution to stockholders	$414,555

Weighted-average shares of common stock outstanding
Basic and Diluted	177,922,436
Net changes in fair value at end of the period
Basic and Diluted	$0.002

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of March 31, 2021 and December 31, 2020 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended March 31, 2021 or December 31, 2020 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended March 31, 2021 and December 31, 2020:

	Percent	31-Mar-21	31-Dec-20

Federal statutory rates	34%	$(6,450,242)	$(6,591,191)
State income taxes	5%	(948,565)	(969,293)
Permanent differences	-0.5%	94,856	96,929
Valuation allowance against net deferred tax assets	-38.5%	7,303,951	7,463,555
Effective rate	0%	$-	$-

At March 31, 2020 and December 31, 2020, the significant components of the deferred tax assets are summarized below:

	31-Mar-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforwards	18,971,301	19,385,856
Total deferred income tax asset	7,398,808	7,560,484
Less: valuation allowance	(7,398,808)	(7,560,484)
Total deferred income tax asset	$-	$-

The Company has recorded as of March 31, 2021 and December 31, 2020, a valuation allowance of  $7,398,808 and  $7,560,484 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $7,398,808 as at March 31, 2021 decreased compared to December 31, 2020 of $7,560,484 as a result of the Company generating additional net operating income of $414,555.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of ended March 31, 2021 or December 31, 2020.

For the period ended March 31, 2021 or December 31, 2020, the Company has net operating loss carry-forwards of approximately $18,971,301and $19,385,856 respectively. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 11. INVESTMENT SECURITIES (TRADING)

Investment

Investments and securities purchased, not yet sold consist of equities, bonds, bank debt and other corporate obligations, all of which are reported at fair value in our consolidated balance sheets. These investments are considered trading securities. In addition, our Investment segment has certain derivative transactions which are discussed below in “Financial Instruments.”

Investment Securities (Trading): The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and re-measured into the investor’s functional currency using the spot exchange rate at the balance sheet date.  Investments in equity securities as of March 31, 2021 are summarized based on the following:

31-Mar-21	Cost	Changes in Fair Value	Fair Value

Stocks	$297,466	$52,899	$350,365
Options	26,077	(7,482)	18,594
Warrants	19,366	(953)	18,413
Investments – Trading Securities	$342,909	$44,464	$387,373

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments:

As of March 31, 2021, the Company has one available-for-sale real estate properties with a carrying amount of $674,846:

	Purchase Cost	Leasehold improvement	Total cost at March 31, 2021

SFR – 4904 S Wilton Place, 90062	$498,984	$175,862	$674,846
Investments – Properties	$498,984	$175,862	$674,846

Inventory costs include direct home acquisition costs and any capitalized improvements.  The following is the Real Estate Investments activities for the period under review:

The 4904 S Wilton Place, Los Angeles, CA 90062 property was bought in April, 2019 for $498,984.  Its goal for the property was to improve and resell to eligible homebuyers as part of its mission of promoting homeownership affordable housing.  As of March 31, 2021, the Company has expended 175,862 on improvement of the property.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. entered into a marginal loan agreement as part of its new trading account process in 2019 with TD Ameritrade, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance.  The balance of this account as at March 31, 2021  is $538.

NOTE 14. RELATED PARTY TRANSACTIONS

RELATED PARTIES

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

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of March 31, 2021, the Company had drawn $13,232 from the LOC.

•         Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $542,051 from the line of credit as of March 31, 2021.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms.  As of March 31, 2021 and December 31, 2020, the Company has $555,283 and $540,524, respectively, in long-term loans obligation from related parties.

NOTE 15. SPIN-OFF AND RESTRUCTURING

None at the moment

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2021 and December 31, 2020, we were authorized to issue 10,000,000 and shares of preferred stock with a par value of $0.001 respectively.

The Company has 1 and 1 shares of preferred stock were issued and outstanding during the periods period ended March 31, 2021 and December 31, 2020 respectively.

Common Stock

The Company is authorized to issue 1,200,000,000 shares of common stock with a par value of $0.001 as at March 31, 2021 and December 31, 2020 respectively.

Period ended March 31, 2021

The Company has issued 177,922,436 shares of our common stock to more than 163 shareholders as at March 31, 2021 and December 31, 2020 respectively.

Warrants

No warrants were issued or outstanding during the period ended March 31, 2021 and 2020.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after March 31, 2021 through May 8, 2020, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.  The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

Most Recent Addition to Our Business and Organization

Crypto Currency Mining Operation

During the period between March 3 to March 16 2021, the Company tried unsuccessfully, to acquire Bitcentro/Buzzmehome’s CryptoCurrency mining operations in Canada for $500,000 in cash.  The deal fell through because of misunderstanding between parties as to the timing and duration of due diligence period.

After the failed acquisition attempt, the Company contracted with Brady Fernandes, a Los Angeles resident who claimed expertise in the crypto mining industry.  The Company paid Brady $9,200 to commence the project of helping the company to build out its own inhouse cryptocurrency mining farm.  Brady has commenced build our first rig and has also ordered the necessary equipment to add rigs to our crypto currency mining farm.  Crypto Currency Mining Operation is already generating revenue.

We have dedicated a line-item, “Crypto Currency Mining Rigs,” on our balance to track all our investments in the Crypto Currency Mining Operation. We plan to build out a fully operating farm in California, using solar energy to mitigate the high cost of energy in California.

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

We have a commitment to sustainability and consider the environmental impacts of our business activities.  Sustainability and social responsibility are key drivers of our focus on creating the best properties for tenants operate, work and play.  Our portfolio of Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) assets, businesses and operations in addition to Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices businesses in North America are both environmentally friendly and sustainable.

Moreover, we have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities.  With its high density, multifamily housing is, by its nature, an environmentally friendly property type.  Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban and close-in suburban locations near public transportation.  When developing and renovating our properties, we strive to reduce energy and water consumption by investing in energy saving technology while positively impacting the experience of our tenants and the value of our assets.  We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption.  For 2020, we continue to have an express company-wide goal for Total Well-Being, which includes enhanced ESG efforts.  Employees, including our executives, will have their performance against our various Total Well - Being goals evaluated as part of our annual performance review process

Our corporate office is located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Our telephone number is (310) 895-1839.  As of March 31, 2021, we had no W-2 employee, but three of our officers and directors provide all the services without pay until we formally enter into employment contract with them as full-time employees.

Basis of Presentation

The following discussion and analysis are based on Video River Networks’ financial statements contained in this Current Report, which we have prepared in accordance with United States generally accepted accounting principles.  Accompanying financial statements for Video River Networks for the three months ended March 31, 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Our Business Objectives and Growth Strategies

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

Insurance

We carry comprehensive general liability coverage on our properties, with limits of liability customary within the multi-family properties industry to insure against liability claims and related defense costs. We are also insured, with limits of liability customary within the real estate industry, against the risk of direct physical damage in amounts necessary to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

Our primary lines of insurance coverage are property, general liability and workers’ compensation. We believe that our insurance coverages adequately insure our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling and litigation management procedures to manage our exposure.

Seasonality

Our business has not been, and we do not expect it to become subject to, material seasonal fluctuations.

Employees

We do not have a W-2 employee at the present.  Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of March 31, 2021, pending when we could formalize an employment contract for him.   In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  We plan on formalizing employment contract for those staff currently helping us without pay.  Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Plan of Operations

Plan of Operation for the Next Twelve (12) Months

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and must figure in our plan of operation.  As of the date of this S-1 Registration, we have two available-for-sale real estate properties with a carrying amount of $970,148.  We bought three single family residences (SFR) with a cost/carrying amount of $1,452,897, in Los Angeles in 2019.  We bought a fourth property in June 2020.  During the nine months ended September 30, 2020, we sold two of the four properties for a total amount of $1,205,000.  In the next twelve months, we plan on selling the remaining property and use part of the proceeds to finance our electric vehicles business plan.

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

NIHK through CED Capital, currently own one real property in Los Angeles County.  The total cost of the property as at March 31, 2021 is $674,846.

Using the real properties as collateral, we believe that we could always obtain the capital needed to complete the rehabilitation of these three properties.  Although there is no assurance that we would be able to put the property to good use such as renting them to tenants.  If we are unable to put them to productive use, we would be forced to sell them and use the money generated from the sales to pay off the loans used to acquire them.

To effectively fund our business plan, we must raise additional capital.   But there can be no assurance that we will be able to raise the capital necessary to acquire, own or hold these specialized real properties.  Moreover, there can be no assurance that we will be able to raise the capital necessary to execute our business plan and also to acquire, own or hold specialized real properties.

Our operations will be conducted on five platforms comprising of: (Electric Vehicles, (2) Battery Technology, (3) (1) specialized real properties; and (2) affordable housing real estate operation.  Within the next twelve months, we intend to use income generated from our three properties to hire employees that would help us to raise capital to build our company.

We intend to implement the following tasks within the next twelve months:

  Month 1-3: Phase 1 (1-3 months in duration; execute the JV agreement and put it to good use)
    Rollout the SPAC Offering;
    Transform the design of the website to become a marketplace for EV;
    Acquire and consolidate revenue-generating businesses that complement our business plan.
  Month 3-6 Phase 2 (1-3 months in duration; cost control, process improvements, admin & mngt.).
    Integrate acquired businesses into NIHK’s model – consolidate the management of the businesses including integration of their accounting and finance systems, synchronization of their operating systems, and harmonization of their human resources functions.
    Start selling the SPAC Class B shares that has been registered through an effective S-1 to raise $10 million and use the proceeds to effectuate our business plan.
    Complete and file quarterly reports and other required filings for the quarter
  Month 6-9:  Phase 3 (1-3 months in duration; $5 million in estimated fund receipt)
    Fund the JV and start distribution of EVs;
    Identify, acquire and consolidate revenue-generating businesses that complement our biz plan.
  Month 9-12: Phase 4  (1-3 months duration; use acquired businesses’ free cash flow for more acquisitions)
    Run the businesses efficiently, giving employees a conducive and friendly workplace and add value to investors and shareholders by identifying and reducing excesses and also identifying and executing growth strategies
    Identify, acquire and consolidate revenue-generating businesses that complement our biz plan.
  Operating expenses during the twelve months would be as follows:
    For the three months through June 30, 2021, we anticipate to incur general and other operating expenses of $238,000.
    For the nine months through December 31, 2021 we anticipate to incur additional general and other operating expenses of $728,000.

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

Results of Operations

Three Months ended March 31, 2021, as Compared to Three Months Ended March 31, 2020

Revenues ― The Company recorded $665,667 in revenue for the three months ended March 31, 2021 as compared to $495,000 for the same period of March 31, 2020.

Operating Expenses ― Total operating expenses for the three months ended March 31, 2021 was $91,193 as compared to $16,161 in the same period in, 2020, due to increased operating activities, namely, consultants and financial audit cost, during the period ended March 31, 2021.

Net Income ― Net income for three months ended March 31, 2021 was $414,555 as compared to Net loss of $9,660 for the three months ended March 31, 2020.  Gross income from operation was $505,641; which include unrealized gain of $44,467.

OCI - Unrealized Gain or Other Comprehensive Income for three months ended March 31, 2021 was $44,467, as compared to Unrealized gain of $0.00,  for the three months ended March 31, 2020.  The other comprehensive income of $44,467 was a result of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2021, the Company had a working capital of $418,767, consisting of $89,021 in cash, $387,376 in Trading Securities, and $57,630 in short-term liabilities.

For the three months period ended March 31, 2020, the Company generated $141,555 from operating activities, used cash of $19,935 on investing activities, and used cash of $33,950 on financing activities, resulting in an increase in total cash of $87,392 and a cash balance of $89,018 for the period. For the three months period ended March 31, 2020, the Company used cash of $9,660 in operating activities, obtained cash of $354,163 from investing activities and used cash of $333,991 on financing activities, resulting in an increase in cash of $87,392 and a cash balance of $89,018 at the end of that period.

As of March 31, 2021, total Notes Payable to related and unrelated parties decreased by $75,338 from the fiscal year ended December 31, 2020.

As of March 31, 2021, total stockholders’ equity increased to $417,696 from $3,141 as of December 31, 2020.

As of March 31, 2021, the Company had a cash balance of $89,021 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity are: (1) Crypto Currency Mining, (2) Real Estate Sales, and (3) Trading Securities.  In the past, we have been generating cash from loans to us by our major shareholder. In order to be able to achieve our strategic goals, we need to further expand our business and implement our business plan.  To continue to develop our business plan and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers, but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of March 31, 2021. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2021:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 28, the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2021, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2021, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

VIDEO RIVER NETWORKS, INC.

Date: May 13, 2021	By:	/s/ Frank I Igwealor
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

Date: May 13, 2021

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

Date: May 13, 2021

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of VIDEO RIVER NETWORKS, INC.  (the “Company”) on Form 10-Q for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, the Chief Executive Officer and Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer

Date: May 13, 2021

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.