Form 10-Q
period 2021-06-30
Video River Networks, Inc.
filed 2021-08-25
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, there were 177,922,436, shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

2

VIDEO RIVER NETWORKS INC

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,272	$1,630
Other Assets - Investments	2,227,539	91,282
Total Current Assets	2,289,811	92,912

Property and equipment, net	$-	$7,745
Investments - real estate	-	664,111
Entrepreneurship Development	299,095	-
Crypto Currency Mining Rigs	19,200	-
Total assets	2,608,106	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	1,218,613	4,542
Accrued interest	-	2,812
Marginal loan payable	33,792	115
Line of credit - related party, current portion	-	63,632
Total Current Liabilities	$1,252,405	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$-	$150,000
Line of credit - related party, net of current portion	456,424	540,524
Total Long-Term Liabilities	456,424	690,524
Total Liabilities	$1,708,829	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1 issued and outstanding as at June 30, 2021 and December 31, 2020 respectively.	$-	$-
Common Stock, $0.001 par value, 1,200,000,000 shares authorized, and 177,922,436 issued and outstanding as at June30, 2021 and December 31, 2020 respectively.	$177,922	177,922
Additional paid in capital	19,342,829	19,211,075
Accumulated deficit	(18,621,474)	(19,385,856)
Minority Interest	404,675	1,414
Total Stockholders’ Equity	$899,277	$3,141
Total Liabilities and Stockholders’ Equity	2,608,106	764,768

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue:
Sales of investments under trading securities	$2,676,143	$-	$3,341,809	$-
Sales of investment under property	700,385	-	700,385	-
Total Revenue	3,376,528	-	4,042,194	-

Cost of goods sold:
Cost of sales - trading securities	2,872,611	-	3,077,026	-
Cost of sales - property	722,341		722,341
Total cost of goods sold	3,594,952	-	3,799,368	-
Gross profit	(218,425)	-	242,827	-

Operating expenses:
General and administrative	15,038	9,916	29,233	28,910
Professional fees	62,534	9,135	102,116	30,388
Advertising and promotions	40	4,081	1,689	14,606
Interest expense	33	-	85	-
Total operating expenses	77,645	23,131	133,123	73,904
Income (loss) from operations	(296,070)	(23,131)	109,703	(73,904)

Other Income
Dividends	32		62
Unrealized gain (loss)	712,532	-	756,999	-
Net Income	416,494	(23,131)	866,764	(73,904)

Earnings (loss) per Share: Basic and Diluted	$0.0023	$-	$0.0049	$-

Weighted Average Common Shares Outstanding: Basic and Diluted	177,922,436	177,922,436	177,922,436	177,922,436

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	0	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	0	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230		30,769			30,769
Net loss				-	(36,993)	(36,993)
						-
Balance, December 31, 2019	169,922,436	1	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Issuance of common stock	8,000,000	-	8,000	13,978		21,978
Acquisition of business				70,367		70,367
Net loss					(82,980)	(82,980)
Balance, December 31, 2020	177,922,436	1	$177,922	$19,059,064	$(19,233,845)	$3,141

Disposition of business				283,765	(254,393)	29,372
Net Income					866,764	866,764
Balance, June 30, 2021	177,922,436	1	$177,922	$19,342,829	$(18,621,474)	$899,277

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASHFLOWS

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$866,764	$(73,904)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Other Assets: Investments	(2,139,270)	-
Depreciation	800	2,867
Other Accrued Liabilities	1,217,013	(14,814)
Net Cash Flows Used in Operating Activities	(54,693)	(85,850)

Cash flows from investing activities:
Entrepreneurship Development	(299,095)	41,579
Payment for real estate investment	664,111	-
Crypto Currency Mining Rigs	(19,200)
Net Cash Flows from Investing Activities	345,816	41,579

Cash flows from financing activities:
Proceeds from issuance of marginal loan payable	33,676	-
Proceeds from issuance of stock	-	25,694
Line of credit - long term - related party	(264,157)	15,964
New Cash Flows from Financing Activities	(230,481)	41,658

Net Change in Cash:	60,642	$(2,613)
Beginning cash:	1,627	10,878
Ending Cash:	$62,269	$8,265

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$62	$0
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing
Shares issued to settle accounts payable	$0
Shares issued to settle accruals - related parties	$0

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS

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

Following the completion of above mentioned transactions, the company pivoted the business model to become a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, commercial facilities, industrial and commercial real estate, and other real estate related services.

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

On April 21, 2021, the Company sold Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation, to Premier Information Management, Inc. for $1 in cash. As further consideration pursuant to the stated sales, CBDX returned Kid Castle Educational Inc., the parent Company of GMPW, the 100,000 shares of KDCE preferred stock and 900,000,000 shares of KDCE common stock that CBDX bought in October of 2019. Pursuant to the April 21, 2021 transaction, CBDX ceased from being a subsidiary of GMPW, effective April 1, 2021.

As at the time of these transactions, all four businesses involved in the transactions were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control” subsections of ASC 805-50. Under ASC 805-50, “assets transferred to the entity are generally not stepped up to fair value. Instead, they are recorded at the ultimate parent’s historical cost basis. Whether the transaction should be retrospectively or prospectively applied is dependent on the nature of the common control transaction. Transfer of net assets or a business are reflected retrospectively, whereas transfers of assets are prospective.” “The financial statements of the receiving entity should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period.”

As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control” subsections of ASC 805-50. Following the acquisition, the Company now has 55% of the voting control of and 100% of operating and financial control of Kid Castle.

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

After the failed acquisition attempt, the Company contracted with Brady Fernandes, a Los Angeles resident who claimed expertise in the crypto mining industry. The Company contracted with Brady for $9,200 to commence the project of helping the company to build out its own in-house cryptocurrency mining farm. Brady has commenced building our first rig and has also ordered the necessary equipment to add rigs to our crypto currency mining farm. On April 28, 2021, the Company paid additional $10,000 to Mr. Fernandez for ordering additional equipment for building out it crypto currency mining farm.

We have dedicated a line-item, “Crypto Currency Mining Rigs,” on our balance to track all our investments in the Crypto Currency Mining Operation. We plan to build out a fully operating farm in California, using solar energy to mitigate the high cost of energy in California.

The consolidated financial statements of the Company therefore include Kid Castle Educational Corporation, whose main operating subsidiary is GiveMePower Corporation, a Nevada corporation with operating subsidiaries that includes Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and subsidiaries, in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. While this would make it our second profitable quarter in a row, we still operate limited ongoing business operations that generate income. For the three and six months ended June 30, 2021, we reported net income of $416,494 and $866,764 respectively, and an accumulated deficit of $18,621,474 as of June 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to (a) continue to run our current businesses profitably, (b) raise additional debt, or (c) equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

COVID-19 Risks, Impacts and Uncertainties

COVID-19 Risks, Impacts and Uncertainties — We are subject to the risks arising from COVID-19’s impacts on the residential real estate industry. Our management believes that these impacts, which include but are not limited to the following, could have a significant negative effect on our future financial position, results of operations, and cash flows: (i) prohibitions or limitations on in-person activities associated with residential real estate transactions; (ii) lack of consumer desire for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individuals’ investment portfolios, and more stringent mortgage financing conditions. In addition, we have considered the impacts and uncertainties of COVID-19 in our use of estimates in preparation of our consolidated financial statements. These estimates include, but are not limited to, likelihood of achieving performance conditions under performance-based equity awards, net realizable value of inventory, and the fair value of reporting units and goodwill for impairment.

In April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the period ended June 30, 2021. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2021 and December 31, 2020, we did maintain $62,272 and $1,630 balance of cash equivalents respectively.

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

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with the Company’s brokerage for the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of June 30, 2021 is $33,792.

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 3% of equity of the shares of any public companies as investments As of June 30, 2021

All investments that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. The Company does not have any investment securities for which market quotes are not readily available.

The Company’s trading securities are held by a third-party brokerage firm, and composed of publicly traded companies with readily available fair value which are quoted prices in active markets.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. As at June 30, 2021, the Company has a loan balance of $456,424 from company that is controlled by the Company’s majority stockholder. Additionally, during the period under review, the Company paid rent $1,793 to a company that is controlled by the Company’s majority stockholder. See NOTE 7 for more details of our related party transactions.

Leases:

In February 2016, the FASB issued ASU 2016-02, “Leases” that requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company generates revenue primarily from: (1) the sale of homes/properties, (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and (3) sales of trading securities using its broker firm, less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sale of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitations) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS).

During three and six months ended June 30, 2021, the Company did recognized revenue of $3,376,528 and 4,042,194 from operations, and $32 and $62 in dividend income respectively.

Professional Fees:

We expense professional fees when incurred. During the period ended June 30, 2021, the Company did recognize professional fees of $102,116 compared to $30,388 we spent in the period ended.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts. It is possible that at times, the company’s cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. In such situation, the Company’s management would assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures would be addressed and mitigated.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of June 30, 2021 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The space is a shared office space, which at the current time is suitable for the conduct of our business. The Company has no real property and do not presently owned any interests in real estate. As at June 30, 2021, the Company has spent about $1,793 on rent which was paid to Poverty Solutions to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at June 30, 2021.

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

Net trading revenue consisted of the following:

January 1, 2021 to June 30, 2021	Total
Revenue from sales of securities	$3,341,809
Cost of securities	(3,077,026)
Net income from trading securities	$264,783

NOTE 6. SALES – INVESTMENT PROPERTY

Real Estate

Sales and other disposition of properties from Real Estate Investments holdings:

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

	30-Jun-20	31-Dec-20
Description
Sales - Investment property	$700,385	$1,205,000
Cost:
Closing costs		(11,522)
Commissions Paid	(35,019)	(60,645)
Developer Fees		(95,750)
Escrow & Title	(3,617)	(6,714)
Investment property sold	(674,846)	(917,825)
Mortgage Payoff		(51,879)
Property Taxes	(1,386)	(20,064)
Recording Charges	(4,213)	(7,048)
Seller Credit		(8,380)
Miscellaneous Debits/Credits	(3,261)	(8,380)
Total costs	(722,341)	(1,179,827)

Gain on real estate investment sales	$(21,956)	$25,173

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	June 30, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	456,424	540,524
Total Line of credit - related party	456,424	604,156
Less: current portion	(0)	(63,632)
Total Long-term Line of credit - related party	$456,424	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of June 30, 2021, the Company had $0 balance due on this LOC.

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

As at June 30, 2021 and 2020, the Company’s controlling firm and significant stockholder advanced $456,424 to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	June 30,	December 31,
	2021	2020
Due from Affiliates

	$0	$0

Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$0	$63,201
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate	456,424	540,524

Total	$456,424	$603,725

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2021 to June 30, 2021, as there are no potential shares outstanding that would have a dilutive effect.

January 1, 2021 to June 30, 2021	Amount
Net income	$866,764
Dividends	-
Stock option	-
Adjusted net income attribution to stockholders	$866,764

Weighted-average shares of common stock outstanding
Basic and Diluted	177,922,436
Net changes in fair value at end of the period
Basic and Diluted	$0.0049

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets As of June 30, 2021 and December 31, 2020 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended June 30, 2021 or December 31, 2020 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended June 30, 2021and December 31, 2020:

	Percent	30-Jun-21	31-Dec-20

Federal statutory rates	34%	$(6,331,301)	$(6,591,191)
State income taxes	5%	(931,074)	(969,293)
Permanent differences	-0.5%	93,107	96,929
Valuation allowance against net deferred tax assets	-38.5%	7,169,267	7,463,555
Effective rate	0%	$-	$-

As at June 30, 2021 and December 31, 2020, the significant components of the deferred tax assets are summarized below:

	30-Jun-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforwards	18,621,474	19,385,856
Total deferred income tax asset	7,169,267	7,560,484
Less: valuation allowance	(7,169,267)	(7,560,484)
Total deferred income tax asset	$-	$-

The Company has recorded As of June 30, 2021 and December 31, 2020, a valuation allowance of $7,169,267 and $7,560,484 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $7,169,267as at June 30, 2021 decreased compared to December 31, 2020 of $7,560,484 as a result of the Company generating additional net operating income of $866,764.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of ended June 30, 2021 or December 31, 2020.

For the period ended June 30, 2021or December 31, 2020, the Company has net operating loss carry-forwards of approximately $18,621,474 and $19,385,856 respectively. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

NOTE 10. RECENTLY ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

ASU 2019-12 — In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019- 12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company’s fiscal year beginning October 1, 2021, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

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

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This ASU clarifies that the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments:

As of June 30, 2021, the Company has no available-for-sale real estate properties.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. entered into a marginal loan agreement as part of its new trading account process in 2019 with a brokerage firm for the purchase of securities and to fund the underfunded balance. The balance of this account as at June 30, 2021 is $33,792.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of June 30, 2021, the Company had repaid the entire balance on the LOC

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $456,424 from the line of credit as of June 30, 2021.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of June 30, 2021 and December 31, 2020, the Company has $456,424 and $540,524, respectively, in long-term loans obligation from related parties.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month

NOTE 15. SPIN-OFF AND RESTRUCTURING

None at the moment

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2021 and December 31, 2020, we were authorized to issue 10,000,000 and shares of preferred stock with a par value of $0.001 respectively.

The Company has 1 and 1 shares of preferred stock were issued and outstanding during the periods period ended June 30, 2021 and December 31, 2020 respectively.

Common Stock

The Company is authorized to issue 1,200,000,000 shares of common stock with a par value of $0.001 as at June 30, 2021 and December 31, 2020 respectively.

Period ended June 30, 2021

The Company has issued 177,922,436 shares of our common stock to more than 163 shareholders as at June 30, 2021 and December 31, 2020 respectively.

Warrants

No warrants were issued or outstanding during the period ended June 30, 2021and 2020.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after June 30, 2021 through August 22, 2021, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

Moreover, we have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban and close-in suburban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water consumption by investing in energy saving technology while positively impacting the experience of our tenants and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. For 2020, we continue to have an express company-wide goal for Total Well-Being, which includes enhanced ESG efforts. Employees, including our executives, will have their performance against our various Total Well - Being goals evaluated as part of our annual performance review process

Our corporate office is located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Our telephone number is (310) 895-1839. As of June 30, 2021, we had no W-2 employee, but three of our officers and directors provide all the services without pay until we formally enter into employment contract with them as full-time employees.

Basis of Presentation

The following discussion and analysis are based on Video River Networks’ financial statements contained in this Current Report, which we have prepared in accordance with United States generally accepted accounting principles. Accompanying financial statements for Video River Networks for the six months ended June 30, 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

We believe that our management team is well positioned to identify acquisition opportunities in the marketplace. Our management team’s industry expertise, principal investing transaction experience and business acumen will make us an attractive partner and enhance our ability to complete a successful Business acquisition. Our management believes that its ability to identify and implement value creation initiatives has been an essential driver of past performance and will remain central to its differentiated acquisition strategy.

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

Business Strategy and Deal Origination

We have not finalized an acquisition target yet, but making progress in identifying several potential candidates from which we intend to pick those that meet our criteria for acquisition. Our acquisition and value creation strategy will be to identify, acquire and, after our initial EV Business acquisition, build an EV company that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles that suit the experience of our management team and can benefit from their operational expertise. Our Business acquisition strategy will leverage our management team’s network of potential transaction sources, where we believe a combination of our relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses to improve their overall value proposition.

Our management team’s objective is to generate attractive returns and create value for our shareholders by applying our disciplined strategy of underwriting intrinsic worth and implementing changes after making an acquisition to unlock value. While our approach is focused on the EV-AI-ML-R industries where we have differentiated insights, we also have successfully driven change through a comprehensive value creation plan framework. We favor opportunities where we can accelerate the target’s growth initiatives. As a management team we have successfully applied this approach over approximately 16 years and have deployed capital successfully in a range of market cycles.

We plan to utilize the network and Finance industry experience of our Chief Executive Officer and our management team in seeking an initial EV Business acquisition and employing our Business acquisition strategy described below. Our CEO is a top financial professional with designations that include, CPA, CMA, and CFM. He’s very knowledgeable in the fields of corporate law, real estate, lending, turnarounds and restructuring. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of EV acquisition opportunities. This network has been developed through our management team’s extensive experience:

●	investing in and operating a wide range of businesses;
●	growing brands through repositioning, increasing household penetration and geographic expansion; expanding into new distribution channels, such as e-Commerce, in an increasingly omni-channel world;
●	identifying lessons learned and applying solutions across product portfolios and channels;
●	sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;

●	developing relationships with sellers, financing providers, advisors and target management teams; and
●	executing transformational transactions in a wide range of businesses under varying economic and financial market conditions.

In addition, drawing on their extensive investing and operating experience, our management team anticipates tapping four major sources of deal flow:

●	directly identifying potentially attractive undervalued situations through primary research into EV industries and companies;
●	receiving information from our management team’s global contacts about a potentially attractive situation;
●	leads from investment bankers and advisors regarding businesses seeking a combination or added value that matches our strengths; and
●	inbound opportunities from a company or existing stakeholders seeking a combination, including corporate divestitures.

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

Acquisition/Business acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target EV businesses. We will use these criteria and guidelines in evaluating acquisition opportunities. While we intend to acquire EV companies that we believe exhibit one or more of the following characteristics, we may decide to enter into our initial EV Business acquisition with a target EV business that does not meet these criteria and guidelines. We intend to acquire EV companies that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles:

●	have potential for significant growth, or can act as an attractive EV acquisition platform, following our initial EV Business acquisition;
●	have demonstrated market segment, category and/or cost leadership and would benefit from our extensive network and insights;
●	provide operational platform and/or infrastructure for variety of EV models and/or services, with the potential for revenue, market share, footprint and/or distribution improvements;
●	are at the forefront of EV evolution around changing consumer trends;
●	offer marketing, pricing and product mix optimization opportunities across distribution channels;
●	are fundamentally sound companies that could be underperforming their potential and/or offer compelling value;
●	offer the opportunity for our management team to partner with established target management teams or business owners to achieve long-term strategic and operational excellence, or, in some cases, where our access to accomplished executives and the skills of the management of identified targets warrants replacing or supplementing existing management;

●	exhibit unrecognized value or other characteristics, desirable returns on capital and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and
●	will offer an attractive risk-adjusted return for our shareholders.

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

In order to execute our business strategy, we intend to:

Assemble a team of EV industry and financial experts: For each potential transaction, we intend to assemble a team of EV industry and financial experts to supplement our management’s efforts to identify and resolve key issues facing a target EV Business. We intend to construct an operating and financial plan that optimizes the potential to grow shareholder value. With extensive experience investing in both healthy and underperforming businesses, we expect that our management will be able to demonstrate to the target EV business and its stakeholders that we have the resources and expertise to lead the combined company through complex and potentially turbulent market conditions and provide the strategic and operational direction necessary to grow the business in order to maximize cash flows and improve the overall strategic prospects for the company.

Conduct rigorous research and analysis: Performing disciplined, fundamental research and analysis is core to our strategy, and we intend to conduct extensive due diligence to evaluate the impact that a transaction may have on a target EV Business.

Business acquisition driven by trend analysis: We intend to understand the underlying purchase and industry behaviors that would enhance a potential transaction’s attractiveness. We have extensive experience in identifying and analyzing evolving industry and consumer trends, and we expect to perform macro as well as bottoms-up analysis on consumer and industry trends.

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

Implement operational and financial structuring opportunities: Our management team has the ability to structure and execute a Business acquisition that will establish a capital structure that will support the growth in shareholder value and give it the flexibility to grow organically and/or through strategic acquisitions. We intend to also develop and implement strategies and initiatives to improve the business’ operational and financial performance and create a platform for growth.

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

M&A Expertise and Add-On Acquisitions. Our management team has expertise in identifying, acquiring and integrating synergistic, margin-enhancing and transformational businesses. We intend to, wherever possible, utilize M&A as a strategic tool to strengthen the financial profile of an EV business we acquire, as well as its competitive positioning. We would seek to enter into accretive Business acquisitions where our management team or an acquired company’s management team can seamlessly transition to working together as one organization and team.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of June 30, 2021, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Plan of Operations

Plan of Operation for the Next Twelve (12) Months

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and must figure in our plan of operation. We bought three single family residences (SFR) with a cost/carrying amount of $1,452,897, in Los Angeles in 2019. In the next twelve months, we plan on acquiring and selling real estate property and use part of the proceeds to finance our electric vehicles business plan.

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

NIHK through CED Capital, currently own no real property.

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

We intend to implement the following tasks within the next twelve months:

1.	Month 1-3: Phase 1 (1-3 months in duration; execute the JV agreement and put it to good use)
a.	Rollout the SPAC Offering;
b.	Transform the design of the website to become a marketplace for EV;
c.	Acquire and consolidate revenue-generating businesses that complement our business plan.

2.	Month 3-6 Phase 2 (1-3 months in duration; cost control, process improvements, admin & mngt.).
a.	Integrate acquired businesses into NIHK’s model – consolidate the management of the businesses including integration of their accounting and finance systems, synchronization of their operating systems, and harmonization of their human resources functions.
b.	Start selling the SPAC Class B shares that has been registered through an effective S-1 to raise $10 million and use the proceeds to effectuate our business plan.
c.	Complete and file quarterly reports and other required filings for the quarter

3.	Month 6-9: Phase 3 (1-3 months in duration; $5 million in estimated fund receipt)
a.	Fund the JV and start distribution of EVs;
b.	Identify, acquire and consolidate revenue-generating businesses that complement our biz plan.

4.	Month 9-12: Phase 4 (1-3 months duration; use acquired businesses’ free cash flow for more acquisitions)
a.	Run the businesses efficiently, giving employees a conducive and friendly workplace and add value to investors and shareholders by identifying and reducing excesses and also identifying and executing growth strategies
b.	Identify, acquire and consolidate revenue-generating businesses that complement our biz plan.

5.	Operating expenses during the twelve months would be as follows:
a.	For the three months through December 31, 2021, we anticipate to incur general and other operating expenses of $238,000.
b.	For the twelve months through December 31, 2022 we anticipate to incur additional general and other operating expenses of $928,000.

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

Results of Operations

Three and Six Months ended June 30, 2021, as Compared to Three and Six Months Ended June 30, 2021, 2020

Revenues — The Company recorded $3,376,528 and $4,042,194 in revenue for the three and six months ended June 30, 2021 as compared to $0 and $0 for the same period of June 30, 2020.

Operating Expenses — Total operating expenses for the three and six months ended June 30, 2021, was $77,645 and $133,123, due to increased operating activities during the period ended June 30, 2021.

Net Income — Net income for three and six months ended June 30, 2021 was $416,494 and $866,764. Gross income from operation includes unrealized gain of $712,532 and $759,999 for the three and six months ended June 30, 2021.

OCI - Unrealized Gain or Other Comprehensive Income for three and six months ended June 30, 2021, was of $712,532 and $759,999, as compared to Unrealized Loss of $(4,402) and $(67,818) for the three six months ended June 30, 2020. The other comprehensive income of $712,532 and $759,999 were a result of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2021, the Company had a working capital of $1,037,406, consisting of $62,272 in cash, $2,227,539 in Trading Securities, and $1,252,405 in short-term loan.

For the six months period ended June 30, 2021, the Company used cash of $54,693 on operating activities, generated cash of $19,935 on investing activities, and used cash of $230,481 on financing activities, resulting in an increase in total cash of $60,642 and a cash balance of $62,269 for the period.

As of June 30, 2021, the Company had a cash balance of $$62,269 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of June 30, 2021. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at June 30,, 2021:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 22, 2021, the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended June 30, 2021, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2021, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon its senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO RIVER NETWORKS, INC.

Date: August 25, 2021	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

