Form 10-Q
period 2021-09-30
Video River Networks, Inc.
filed 2021-11-15
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, there were 177,922,436, shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

VIDEO RIVER NETWORKS INC

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$218,707	$1,630
Investments - trading securities	22,113	91,282
Total Current Assets	240,820	92,912

Property and equipment, net	$27,271	$7,745
Investments - real estate	-	664,111
Entrepreneurship Development	2,974,133	-
Crypto Currency Mining Rigs	19,200	-
Total assets	3,276,411	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	-	4,542
Accrued interest	1,600	2,812
Marginal loan payable	-	115
Line of credit - related party, current portion	10,000	63,632
Total Current Liabilities	$11,600	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$903,248	$150,000
Line of credit - related party, net of current portion	1,382,374	540,524
Total Long-Term Liabilities	2,285,622	690,524
Total Liabilities	$2,297,222	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1 issued and outstanding as at September 30, 2021 and December 31, 2020 respectively.	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized, and 177,922,436 issued and outstanding as at September 30, 2021 and December 31, 2020 respectively.	$177,922	177,922
Additional paid in capital	19,342,829	19,211,075
Accumulated deficit	(18,541,562)	(19,385,856)
Minority Interest	440,635	1,414
Total Stockholders’ Equity	$979,189	$3,141
Total Liabilities and Stockholders’ Equity	3,276,411	764,768

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Entrepreneurship Development	$146,000	$-	$146,000	$-
Sales of investment under property		-	700,385	1,205,000
Sales under trading securities	1,852,489	19,035	5,194,298	99,877
Total Revenue	1,998,489	19,035	6,040,683	1,304,877

Cost of goods sold:
Entrepreneurship Development	34,100		34,100	-
Cost of sales -trading securities	859,392	-	2,719,477	-
Licensing Fees	165,361		1,382,374	-
Cost of sales - property	-	-	722,341	1,179,827
Total cost of goods sold	1,058,853	-	4,858,293	1,179,827
Gross profit	939,635	19,035	1,182,390	125,050

Operating expenses:
General and administrative	60,233	9,529	98,349	47,224
Professional fees	40,561	11,221	135,261	66,059
Advertising and promotions	85	1,598	1,774	16,325
Interest expense	2,095	-	463	-
Total operating expenses	102,973	22,348	235,847	129,608
Income (loss) from operations	836,662	(3,313)	946,544	(4,558)

Other Income
Dividends	-	152	62	173
Unrealized gain (loss)	(756,928)	(39,359)	71	(128,233)
Net Income	79,734	(42,672)	946,676	(132,618)

Earnings (loss) per Share: Basic and Diluted	$0.0004	$(0.000)	$0.0053	$(0.0007)

Weighted Average Common Shares Outstanding: Basic and Diluted	177,922,436	177,922,436	177,922,436	177,922,436

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	139,153,206	0	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	0	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230		30,769			30,769
Net loss				-	(36,993)	(36,993)
						-
Balance, December 31, 2019	169,922,436	1	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Issuance of common stock	8,000,000	-	8,000	13,978		21,978
Acquisition of business				70,367		70,367
Net loss					(82,980)	(82,980)
Balance, December 31, 2020	177,922,436	1	$177,922	$19,059,064	$(19,233,845)	$3,141

Disposition of business				283,765	(254,393)	29,372
Net Income					946,676	946,676
Balance, September 30, 2021	177,922,436	1	$177,922	$19,342,829	$(18,541,561)	$979,189

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASHFLOWS

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$946,676	$(132,618)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset: Trading Securities	54,110	22,435
Depreciation	-	4,301
Other Accrued Liabilities	(2,257)	1,522
Net Cash Flows Used in Operating Activities	998,530	(104,360)

Cash flows from investing activities:
Entrepreneurship Development	(2,974,133)
Payment for real estate investment	664,111	(439,409)
Crypto Currency Mining Rigs	(19,200)
Receipt from sales of real estate investment		922,159
Receipt from sales of other investment		41,579
Lingstar Electric Vehicles Invt	(27,271)	-
Net Cash Flows from Investing Activities	(2,356,493)	524,329

Cash flows from financing activities:
Proceeds from issuance of marginal loan payable	-	1,208
Line of credit - short term - related party	192,667	122,431
Proceeds from issuance of stock	-	25,697
Line of credit - long term - related party		150,000
Long term liabilities - related party	1,382,374	(726,192)
New Cash Flows from Financing Activities	1,575,041	(426,856)

Net Change in Cash:	217,078	$(6,888)
Beginning cash:	1,630	12,229
Ending Cash:	$218,707	$5,341

Supplemental Disclosures of Cash Flow Info:
Cash paid for interest	$62	$115
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing
Shares issued to settle accounts payable	$0
Shares issued to settle accruals - related parties	$0

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

Alpharidge’s Entrepreneurship Development Initiative

In April of 2021, Alpharidge launched its Entrepreneurship Development Initiative which entails: (1) Portfolio – acquiring OTC trading shells with stop signs and cleaning them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs; and (2) Custodianship – use the custodianship process in Nevada and Delaware to acquire custodianship of abandoned OTC-trading shells, clean them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs.

On April 22, 2021, Alpharidge retained a Nevada based Attorney to petition for custodianship of Mondial Ventures, Inc. Alpharidge later lost the attempt and expensed all related cost as Professional fees – legal. On May 5, 2021, Alpharidge purchase from the open market, Labwire, Inc., (LBWR) and Waypoint Biomedical, Inc., both of which it has brought Pink Current. As at the date of this reports, Alpharidge’ Entrepreneurship Development Initiative Portfolio has bought also purchase Nano Mobile Healthcare, Inc. to make it 3 shells. The Custodianship has petitioned for MNVN, HMLA, TONR, ECMH, ABWN, FPMI, NTGL, CGUD, ICOA, SRBT, USWF, NWTT, USBC, WRMA, WWRL, HERF, NRCD, TGMR, ITRX, AFFN, UTDE, AOBI, SRCX, ADCV, DVFI, APWL, CIVX, NHLG, ILIM, CCWF, TMXN, MNDP, JPEX, SVLT, MTEI, CAMG, CDBT, ERGO, NOUV, ICNM, PRDL, OCLG, ILST and FCGD, altogether 44 petitions filed within 8 weeks. Of the 44, Alpharidge lost, walked-away, or withdrew from 9 petitions.” Cost related to the successful petitions were capitalized on the Company’s balance sheet as “Entrepreneurship Development” and those related to failed petitions were expensed in the period incurred as “Professional Fees - legal.”

Alpharidge Capital LLC anticipates its Entrepreneurship Development to be an ongoing business. It expects to generate income and expense cost related to this line of business.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. While this would make it our third profitable quarter in a row, we still operate limited ongoing business operations that generate income. For the three and nine months ended September 30, 2021, we reported net income of $79,734 and $946,676 respectively, and an accumulated deficit of $18,541,562 as of September 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to (a) continue to run our current businesses profitably, (b) raise additional debt, or (c) equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

In April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the period ended September 30, 2021. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2021 and December 31, 2020, we did maintain $218,707 and $1,630 balance of cash equivalents respectively.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with the Company’s brokerage for the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of September 30, 2021 is $0.

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 3% of equity of the shares of any public companies as investments As of September 30, 2021

All investments that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. The Company does not have any investment securities for which market quotes are not readily available.

The Company’s trading securities are held by a third-party brokerage firm, and composed of publicly traded companies with readily available fair value which are quoted prices in active markets.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. As at September 30, 2021, the Company has a loan balance of $903,248 from company that is controlled by the Company’s majority stockholder. Additionally, during the period under review, the Company paid rent $1,793 to a company that is controlled by the Company’s majority stockholder. See NOTE 7 for more details of our related party transactions.

The Company’s Other accrued liabilities entail licensing fees owned to Poverty Solutions, Inc., a control entity. The related party is a California nonprofit corporation that specialized in developing and deploying programs that help low-income persons and families to divest poverty, through affordable housing, real estate development, financial capability training, venture capital initiatives, private equity operations, and algorithmic trading models designs. The transaction is arm-length and 20/80 distribution is standard practice in the hedge-fund and private-equity industry.

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

During three and nine months ended September 30, 2021, the Company did recognized revenue of $1,998,489 and 6,040,683 from operations, and $0 and $62 in dividend income respectively.

Professional Fees:

We expense professional fees when incurred. During the period ended September 30, 2021, the Company did recognize professional fees of $135,261 compared to $66,059 we spent in the period ended.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We have no real estate sales in the three and nine months ended September 30, 2021

Alpharidge’s Entrepreneurship Development Initiative (EDI)

EDI Program Summary

In April of 2021, Alpharidge launched its Entrepreneurship Development Initiative which entails: (1) Portfolio – acquiring OTC trading shells with stop signs and cleaning them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs; and (2) Custodianship – use the custodianship process in Nevada and Delaware to acquire custodianship of abandoned OTC-trading shells, clean them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs.

To launch its Entrepreneurship Development Initiative, Alpharidge Capital, LLC drew $0.9 million from its $1.5 million LOC with LA Community Capital. On April 22, 2021, Alpharidge retained a Nevada based Attorney to petition for custodianship of Mondial Ventures, Inc. Alpharidge later lost the attempt and expensed all related cost as Professional fees – legal. On May 5, 2021, Alpharidge purchase from the open market, Labwire, Inc., (LBWR) and Waypoint Biomedical, Inc., both of which it has brought Pink Current. As at the date of this reports, Alpharidge’ Entrepreneurship Development Initiative Portfolio has bought also purchase Nano Mobile Healthcare, Inc. to make it 3 shells. The Custodianship has petitioned for MNVN, HMLA, TONR, ECMH, ABWN, FPMI, NTGL, CGUD, ICOA, SRBT, USWF, NWTT, USBC, WRMA, WWRL, HERF, NRCD, TGMR, ITRX, AFFN, UTDE, AOBI, SRCX, ADCV, DVFI, APWL, CIVX, NHLG, ILIM, CCWF, TMXN, MNDP, JPEX, SVLT, MTEI, CAMG, CDBT, ERGO, NOUV, ICNM, PRDL, OCLG, ILST and FCGD, altogether 44 petitions filed within 8 weeks. Of the 44, Alpharidge lost, walked-away, or withdrew from 9 petitions.” Cost related to the successful petitions were capitalized on the Company’s balance sheet as “Entrepreneurship Development” and those related to failed petitions were expensed in the period incurred as “Professional Fees - legal.”

EDI Long-Term Goals

Alpharidge Capital LLC anticipates its Entrepreneurship Development to be an ongoing business. It expects to generate income and expense cost related to this line of business.

Accounting and Reporting for EDI

Costs are accumulated by shells as follows: (1) legal cost to petition court for custodianship of an abandoned shell; (2) State taxes and fees to revive or reinstate company into good standing; (3) payment to Transfer agents to clear outstanding balance; and (4) fees paid to consultants, SEC and OTC Market group for systems access and compliance reporting. The total expenses attracted by each custodianship or portfolio investments are itemized to the named shell/investment for better cost-recovery analysis. Total accumulated fees are expensed at the time each shell is sold. As of September 30, 2021, Alpharidge has sold two such shells and expensed the total accumulated costs related to each shell sold.

The initial equity investment required by the State Statute to be eligible to seek custodianship of each target is accounted for at cost and booked into an assets account classified as “Investment Entrepreneurship Devpt.” Each of these shells is available to be sold within 12 months.

As at the date of this report, Alpharidge Capital has successfully cleaned 21 of the 35 shells; paid all the most of the State’s minimum tax and fees for reinstatement and revival; cleared most of the outstanding balances with the respective shell’s Transfer Agents; brought the 21 into compliance with the minimum reporting requirements using the alternative reporting systems available through the OTC Market Groups systems. The remaining 14 are waiting for access to the Edgar filing systems to start making necessary report available to meet the requirements. Of those 21, Alpharidge Capital has executed definite agreements to sell two of the shells for profit. In addition, except for minor disagreements of a unique merger clause that is of particular interest to Alpharidge, agreements for the sale of additional three shells are almost complete. Alpharidge is also incompliance with the Nevada court custodianship process reporting requirements.

As of September 30, 2021, total value of Entrepreneurship Development was $2,974,133, comprising of $0.3 million in capitalized legal fees, $1.4 million statutory equity stake, $0.7 million in State charter reinstatement fees paid, and $0.5 million in other costs.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of September 30, 2021 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The space is a shared office space, which at the current time is suitable for the conduct of our business. The Company has no real property and do not presently owned any interests in real estate. As at September 30, 2021, the Company has spent about $1,793 on rent which was paid to Poverty Solutions to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at September 30, 2021.

NOTE 5. NET TRADING REVENUE

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from sales of trading securities using its broker firm, TD Ameritrade less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost and licensing fee.

Net trading revenue consisted of the following:

January 1, 2021 to September 30, 2021	Total
Revenue from sales of securities	$5,194,298
Cost of securities	(2,719,477)
Platform License Fees	(1,382,374)
Net income from trading securities	$1,092,447

NOTE 6. SALES – INVESTMENT PROPERTY

Real Estate

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

	30-Sep-21	31-Dec-20
Description
Sales - Investment property	$700,385	$1,205,000
Cost:
Closing costs		(11,522)
Commissions Paid	(35,019)	(60,645)
Developer Fees		(95,750)
Escrow & Title	(3,617)	(6,714)
Investment property sold	(674,846)	(917,825)
Mortgage Payoff		(51,879)
Property Taxes	(1,386)	(20,064)
Recording Charges	(4,213)	(7,048)
Seller Credit		(8,380)
Miscellaneous Debits/Credits	(3,261)	(8,380)
Total costs	(722,341)	(1,179,827)

Gain on real estate investment sales	$(21,956)	$25,173

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	September 30, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	903,248	540,524
Total Line of credit - related party	903,248	604,156
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$903,248	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of September 30, 2021, the Company had $0 balance due on this LOC.

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

Affiliate Receivables and Payables

The Company considers its officers, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at September 30, 2021 and December 31, 2020, the Company’s controlling firm and significant stockholder advanced $903,248 and $604,156 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	September 30,	December 31,
	2021	2020
Due from Affiliates

	$	$0
Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$0	$63,632
Due to Poverty Solutions who holds 11.7% of the Company’s outstanding common stock	1,382,374	0
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate and Entrepreneurship Development	903,248	540,524

Total	$2,285,622	$604,156

Affiliate Receivables and Payables - Other Accrued Liabilities

Other accrued liabilities entail licensing fees owned to Poverty Solutions, Inc., a control entity that owns 11.70% of the outstanding shares of Company’s common stock. The related party is a California nonprofit corporation that specialized in developing and deploying programs that help low-income persons and families to divest poverty, through affordable housing, real estate development, financial capability training, venture capital initiatives, private equity operations, and algorithmic trading models designs. The transaction is arm-length and 20/80 distribution is standard practice in the hedge-fund and private-equity industry.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2021 to September 30, 2021, as there are no potential shares outstanding that would have a dilutive effect.

January 1, 2021 to September 30, 2021	Amount
Net income	$946,676
Dividends	62
Stock option	-
Adjusted net income attribution to stockholders	$946,677

Weighted-average shares of common stock outstanding
Basic and Diluted	177,922,436
Net changes in fair value at end of the period
Basic and Diluted	$0.0053

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets As of September 30, 2021 and December 31, 2020 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

A reconciliation of the differences between the effective and statutory income tax rates for the period ended September 30, 2021and December 31, 2020:

	Percent	30-Sep-21	31-Dec-20

Federal statutory rates	34%	$(6,304,131)	$(6,591,191)
State income taxes	5%	(927,078)	(969,293)
Permanent differences	-0.5%	92,708	96,929
Valuation allowance against net deferred tax assets	-38.5%	7,138,501	7,463,555
Effective rate	0%	$-	$-

As at September 30, 2021 and December 31, 2020, the significant components of the deferred tax assets are summarized below:

	30-Sep-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforwards	18,541,562	19,385,856
Total deferred income tax asset	7,231,209	7,560,484
Less: valuation allowance	(7,231,209)	(7,560,484)
Total deferred income tax asset	$-	$-

The Company has recorded As of September 30, 2021 and December 31, 2020, a valuation allowance of $7,231,209 and $7,560,484 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $$7,231,209 at September 30, 2021 decreased compared to December 31, 2020 of $7,560,484 as a result of the Company generating additional net operating income of $866,764. The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of ended June 30, 2021 or December 31, 2020.

For the period ended September 30, 2021or December 31, 2020, the Company has net operating loss carry-forwards of approximately $18,541,562 and $19,385,856 respectively. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments:

As of September 30, 2021, the Company has no available-for-sale real estate properties.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. entered into a marginal loan agreement as part of its new trading account process in 2019 with a brokerage firm for the purchase of securities and to fund the underfunded balance. The balance of this account as at September 30, 2021 is $0.

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of September 30, 2021, the Company had repaid the entire balance on the LOC

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $456,424 from the line of credit as of September 30, 2021.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. As of September 30, 2021 and December 31, 2020, the Company has $903,248 and $540,524, respectively, in long-term loans obligation from related parties.

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

None at the moment

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2021 and December 31, 2020, we were authorized to issue 10,000,000 and shares of preferred stock with a par value of $0.001 respectively.

The Company has 1 and 1 shares of preferred stock were issued and outstanding during the periods period ended September 30, 2021and December 31, 2020 respectively.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 as at September 30, 2021 and December 31, 2020 respectively.

Period ended September 30, 2021

The Company has issued 177,922,436 shares and 177,922,436 shares of our common stock to more than 163 shareholders as at September 30, 2021 and December 31, 2020 respectively.

Warrants

No warrants were issued or outstanding during the period ended September 30, 2021and 2020.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after September 30, 2021 through November 15, 2021, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

Most Recent Addition to Our Business and Organization

Alpharidge’s Entrepreneurship Development Initiative

In April of 2021, Alpharidge launched its Entrepreneurship Development Initiative which entails: (1) Portfolio – acquiring OTC trading shells with stop signs and cleaning them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs; and (2) Custodianship – use the custodianship process in Nevada and Delaware to acquire custodianship of abandoned OTC-trading shells, clean them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs.

On April 22, 2021, Alpharidge retained a Nevada based Attorney to petition for custodianship of Mondial Ventures, Inc. Alpharidge later lost the attempt and expensed all related cost as Professional fees – legal. On May 5, 2021, Alpharidge purchase from the open market, Labwire, Inc., (LBWR) and Waypoint Biomedical, Inc., both of which it has brought Pink Current. As at the date of this reports, Alpharidge’ Entrepreneurship Development Initiative Portfolio has bought also purchase Nano Mobile Healthcare, Inc. to make it 3 shells. The Custodianship has petitioned for MNVN, HMLA, TONR, ECMH, ABWN, FPMI, NTGL, CGUD, ICOA, SRBT, USWF, NWTT, USBC, WRMA, WWRL, HERF, NRCD, TGMR, ITRX, AFFN, UTDE, AOBI, SRCX, ADCV, DVFI, APWL, CIVX, NHLG, ILIM, CCWF, TMXN, MNDP, JPEX, SVLT, MTEI, CAMG, CDBT, ERGO, NOUV, ICNM, PRDL, OCLG, ILST and FCGD, altogether 44 petitions filed within 8 weeks. Of the 44, Alpharidge lost, walked-away, or withdrew from 9 petitions.” Cost related to the successful petitions were capitalized on the Company’s balance sheet as “Entrepreneurship Development” and those related to failed petitions were expensed in the period incurred as “Professional Fees - legal.”

Alpharidge Capital LLC anticipates its Entrepreneurship Development to be an ongoing business. It expects to generate income and expense cost related to this line of business.

The initial equity investments required by the State Statute to be eligible to seek custodianship of each target is booked into an assets account classified as “Entrepreneurship Capital” and the expenses attracted by each custodianship or portfolio investments is itemized to the named investment for better cost-recovery analysis. Each of these shells is available to be sold within 12 months.

As at the date of this report, Alpharidge Capital has successfully cleaned 21 of the 35 shells; paid all the most of the State’s minimum tax and fees for reinstatement and revival; cleared most of the outstanding balances with the respective shell’s Transfer Agents; brought the 21 into compliance with the minimum reporting requirements using the alternative reporting systems available through the OTC Market Groups systems. Of those 21, Alpharidge Capital has executed definite agreements to sell two of the shells for profit. In addition, except for minor disagreements of a unique merger clause that is of particular interest to Alpharidge, agreements for the sale of additional three shells are almost complete. Alpharidge is also incompliance with the Nevada court custodianship process reporting requirements.

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

Moreover, we have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban and close-in suburban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water consumption by investing in energy saving technology while positively impacting the experience of our tenants and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. For 2020, we continue to have an express company-wide goal for Total Well-Being, which includes enhanced ESG efforts. Employees, including our executives, will have their performance against our various Total Well - Being goals evaluated as part of our annual performance review process

Our corporate office is located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Our telephone number is (310) 895-1839. As of September 30, 2021, we had no W-2 employee, but three of our officers and directors provide all the services without pay until we formally enter into employment contract with them as full-time employees.

Basis of Presentation

The following discussion and analysis are based on Video River Networks’ financial statements contained in this Current Report, which we have prepared in accordance with United States generally accepted accounting principles. Accompanying financial statements for Video River Networks for the nine months ended September 30, 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Alpharidge’s Entrepreneurship Development Initiative

In April of 2021, Alpharidge launched its Entrepreneurship Development Initiative which entails: (1) Portfolio – acquiring OTC trading shells with stop signs and cleaning them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs; and (2) Custodianship – use the custodianship process in Nevada and Delaware to acquire custodianship of abandoned OTC-trading shells, clean them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs.

On April 22, 2021, Alpharidge retained a Nevada based Attorney to petition for custodianship of Mondial Ventures, Inc. Alpharidge later lost the attempt and expensed all related cost as Professional fees – legal. On May 5, 2021, Alpharidge purchase from the open market, Labwire, Inc., (LBWR) and Waypoint Biomedical, Inc., both of which it has brought Pink Current. As at the date of this reports, Alpharidge’ Entrepreneurship Development Initiative Portfolio has bought also purchase Nano Mobile Healthcare, Inc. to make it 3 shells. The Custodianship has petitioned for MNVN, HMLA, TONR, ECMH, ABWN, FPMI, NTGL, CGUD, ICOA, SRBT, USWF, NWTT, USBC, WRMA, WWRL, HERF, NRCD, TGMR, ITRX, AFFN, UTDE, AOBI, SRCX, ADCV, DVFI, APWL, CIVX, NHLG, ILIM, CCWF, TMXN, MNDP, JPEX, SVLT, MTEI, CAMG, CDBT, ERGO, NOUV, ICNM, PRDL, OCLG, ILST and FCGD, altogether 44 petitions filed within 8 weeks. Of the 44, Alpharidge lost, walked-away, or withdrew from 9 petitions.” Cost related to the successful petitions were capitalized on the Company’s balance sheet as “Entrepreneurship Development” and those related to failed petitions were expensed in the period incurred as “Professional Fees - legal.”

Alpharidge Capital LLC anticipates its Entrepreneurship Development to be an ongoing business. It expects to generate income and expense cost related to this line of business.

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

Plan of Operations

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and must figure in our plan of operation. In the next twelve months, we plan on accelerating our Entrepreneurship Development Initiative and adding the proceeds obtained from the initiative to finance our electric vehicles business plan.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of September 30, 2021, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Plan of Operations

Plan of Operation for the Next Twelve (12) Months

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and must figure in our plan of operation. In the next twelve months, we plan on accelerating our Entrepreneurship Development Initiative and adding the proceeds obtained from the initiative to finance our electric vehicles business plan.

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

Results of Operations

Three and Nine months ended September 30, 2021, as Compared to Three and Nine months Ended September 30, 2021, 2020

Revenues — The Company recorded $1,998,489 and $6,040,683 in revenue for the three and nine months ended September 30, 2021 as compared to $29,250 and $1,466,400 for the same period of September 30, 2020.

Operating Expenses — Total operating expenses for the three and nine months ended September 30, 2021, was $102,973 and $235,847 as compared to $23,820 and $129,673 in the same period of September 30, 2020, due to increased operating activities during the period ended September 30, 2021.

Net Income — Net income for three and nine months ended September 30, 2021 was $79,734 and $946,676 as compared to Net Loss of $42,672 and Net Loss of $132,618 for the three and nine months ended September 30, 2020. Net income includes unrealized gain of $(756,928) and $71for the three and nine months ended September 30, 2021.

OCI - Unrealized Gain or Other Comprehensive Income for three and nine months ended September 30, 2021, was $(756,928) and $71 as compared to Unrealized Loss of $39,359 and $107,187 for the three and nine months ended September 30, 2020. The Unrealized Gain of $(756,928) and $71 were a result of mark-to-market/fair value adjustment to Custodianship as well as Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2021, the Company had a working capital of $244,208 consisting of $218,707 in cash, $37,100 in Trading Securities, minus $11,600 in short-term liabilities.

For the nine months period ended September 30, 2021, the Company generated cash of $998,530 on operating activities, used cash of $2,356,493 on investing activities, and generated cash of $1,575,041 from financing activities, resulting in an increase in total cash of $217,078 and a cash balance of $218,707 for the period. For the nine months period ended September 30, 2020, the Company used cash of $20,320 in operating activities, used cash of $321,498 on investing activities and generated cash of $341,335 from financing activities, resulting in a decrease in cash of $483 and a cash balance of $17 at the end of that period due to discontinuation of business line.

As of September 30, 2021, total Notes Payable to related parties decreased by $84,100 from the fiscal year ended December 31, 2020.

As of September 30, 2021, total stockholders’ equity increased to $979,189 from $3,141 as of December 31, 2020. The increase in stockholders’ equity was largely due to the 35 shells acquired by the Company through the State of Nevada custodianship process. As at September 30, 2021, Alpharidge has paid a total of $711,600 as reinstatement and revival fees to the State of Nevada to reinstate and revive the 35 shells.

As of September 30, 2021, the Company had a cash balance of $218,707 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity are: (1) Crypto Currency Mining, (2) Real Estate Sales, (4) Sales of Custodianship Shells, (4) Trading Securities, and (5) Electric Vehicles and battery Technology activities. In the past, we have been generating cash from loans to us by our major shareholder. In order to be able to achieve our strategic goals, we need to further expand our business and implement our business plan. To continue to develop our business plan and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers, but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of September 30, 2021. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 06, 2021, the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2021, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2021, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon its senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO RIVER NETWORKS, INC.

Date: November 15, 2021	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

