Form 10-Q/A
period 2021-09-30
Video River Networks, Inc.
filed 2021-12-20
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021, is solely to furnish additional disclosure on the Company’s Entrepreneurship Developmental Initiative, including more detailed business description and expense breakout and explanation.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on November 16, 2021 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after November 15, 2021) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

VIDEO RIVER NETWORKS INC

2

PART I – FINANCIAL INFORMATION

VIDEO RIVER NETWORKS INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$218,707	$1,630
Investments - trading securities	37,100	91,282
Total Current Assets	255,807	92,912

Property and equipment, net	$27,271	$7,745
Investments - real estate	-	664,111
Entrepreneurship Development	2,974,133	-
Crypto Currency Mining Rigs	19,200	-
Total assets	3,276,411	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	-	4,542
Accrued interest	1,600	2,812
Marginal loan payable	-	115
Line of credit - related party, current portion	10,000	63,632
Total Current Liabilities	$11,600	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$903,248	$150,000
Line of credit - related party, net of current portion	1,382,374	540,524
Total Long-Term Liabilities	2,285,622	690,524
Total Liabilities	$2,297,222	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1 issued and outstanding as at September 30, 2021 and December 31, 2020 respectively.	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized, and 177,922,436 issued and outstanding as at September 30, 2021 and December 31, 2020 respectively.	$177,922	177,922
Additional paid in capital	19,342,829	19,211,075
Accumulated deficit	(18,541,562)	(19,385,856)
Minority Interest	440,635	1,414
Total Stockholders’ Equity	$979,189	$3,141
Total Liabilities and Stockholders’ Equity	3,276,411	764,768

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Entrepreneurship Development	$146,000	$-	$146,000	$-
Sales of investment under property		-	700,385	1,205,000
Sales under trading securities	1,852,489	19,035	5,194,298	99,877
Total Revenue	1,998,489	19,035	6,040,683	1,304,877

Cost of goods sold:
Entrepreneurship Development	34,100		34,100	-
Cost of sales -trading securities	859,392	-	2,719,477	-
Licensing Fees	165,361		1,382,374	-
Cost of sales - property	-	-	722,341	1,179,827
Total cost of goods sold	1,058,853	-	4,858,293	1,179,827
Gross profit	939,635	19,035	1,182,390	125,050

Operating expenses:
General and administrative	61,950	9,529	98,349	47,224
Professional fees	40,561	11,221	135,261	66,059
Advertising and promotions	85	1,598	1,774	16,325
Interest expense	377	-	463	-
Total operating expenses	102,973	22,348	235,847	129,608
Income (loss) from operations	836,662	(3,313)	946,544	(4,558)

Other Income
Dividends	-	152	62	173
Unrealized gain (loss)	(756,928)	(39,359)	71	(128,233)
Net Income	79,734	(42,672)	946,676	(132,618)

Earnings (loss) per Share: Basic and Diluted	$0.0004	$(0.000)	$0.0053	$(0.0007)

Weighted Average Common Shares Outstanding: Basic and Diluted	177,922,436	177,922,436	177,922,436	177,922,436

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

Alpharidge’s Entrepreneurship Development Initiative (EDI)

EDI Program Summary

Alpharidge’s Entrepreneurship Development Initiative comprises of entrepreneurship and financial capability training that facilitates economic development, train former-servicemen/veterans to become entrepreneurs, transform and empower at-risk youths, improved economic outcomes for participants, help low-income families to create jobs for friends and family members, train young low-income persons to become self-sufficiency and achieve economic independence through financial capability training. Enrolment eligibility is determined at the start. We recruit aspiring entrepreneurs, focusing specifically on young-persons from low-income backgrounds. Although all Low-income Persons are eligible to participate, we prioritize veterans in our program enrolment because most of them have been well-trained in the areas of discipline, punctuality, perseverance, hard-working and patience. Many of the veterans that we have served had faced barriers to employment such as lack of civilian work skills and experience, length of time out of the labor force, current and/or past histories of physical or emotional disability, homelessness, and/or lack of resources for engaging in job skills training for today’s job market. Alpharidge work with local business incubators are in place to provide support infrastructure to growing firms in California, Arizona, Nevada, Georgia and Maryland. Additional states would be added in the future as EDI grows.

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

EDI Program Summary

Alpharidge’s Entrepreneurship Development Initiative comprises of entrepreneurship and financial capability training that facilitates economic development, train former-servicemen/veterans to become entrepreneurs, transform and empower at-risk youths, improved economic outcomes for participants, help low-income families to create jobs for friends and family members, train young low-income persons to become self-sufficiency and achieve economic independence through financial capability training. Enrolment eligibility is determined at the start. We recruit aspiring entrepreneurs, focusing specifically on young-persons from low-income backgrounds. Although all Low-income Persons are eligible to participate, we prioritize veterans in our program enrolment because most of them have been well-trained in the areas of discipline, punctuality, perseverance, hard-working and patience. Many of the veterans that we have served had faced barriers to employment such as lack of civilian work skills and experience, length of time out of the labor force, current and/or past histories of physical or emotional disability, homelessness, and/or lack of resources for engaging in job skills training for today’s job market. Alpharidge work with local business incubators are in place to provide support infrastructure to growing firms in California, Arizona, Nevada, Georgia and Maryland. Additional states would be added in the future as EDI grows.

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

Accounting and Reporting for EDI

Costs are accumulated by shells as follows: (1) legal cost to petition court for custodianship of an abandoned shell; (2) State taxes and fees to revive or reinstate company into good standing; (3) payment to Transfer agents to clear outstanding balance; and (4) fees paid to consultants, SEC and OTC Market group for systems access and compliance reporting. The total expenses attracted by each custodianship or portfolio investments are itemized to the named shell/investment for better cost-recovery analysis. Total accumulated fees are expensed at the time each shell is sold. As of September 30, 2021, Alpharidge has sold two such shells and expensed the total accumulated costs related to each shell sold. As of September 30, 2021, EDI stood at $2.945 million comprising of the following:

Name	Descriptions	Amount
EDI Capital	Statutory Equity at cost	$1,435,295
Compliance filings	Cash paid to Consultants	$63,000
Legal fees	Cash paid for court filings	$229,175
NV Secretary of States	Cash paid to NV to reinstate	$793,300
OTCIQ Access Fees	Cash paid to OTCM	$57,000
Buyouts and Settlements	Cash paid to previous management	$238,541
Transfer Agents	Cash paid to Transfer Agents	$157,822

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

	September 30,	December 31,
	2021	2020
Due from Affiliates

	$	$
Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$0	$63,632
Due to Poverty Solutions who holds 11.7% of the Company’s outstanding common stock	1,382,374	0
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate and Entrepreneurship Development	903,248	540,524

Total	$2,285,622	$604,156

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended September 30, 2021 or December 31, 2020 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended September 30, 2021 and December 31, 2020:

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

The valuation allowance $$7,231,209 at September 30, 2021 decreased compared to December 31, 2020 of $7,560,484 as a result of the Company generating additional net operating income of $866,764. The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of ended September 30, 2021 or December 31, 2020.

For the period ended September 30, 2021 or December 31, 2020, the Company has net operating loss carry-forwards of approximately $18,541,562 and $19,385,856 respectively. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

The Company has 1 and 1 shares of preferred stock were issued and outstanding during the periods period ended September 30, 2021 and December 31, 2020 respectively.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 as at September 30, 2021 and December 31, 2020 respectively.

Period ended September 30, 2021

The Company has issued 177,922,436 shares and 177,922,436 shares of our common stock to more than 163 shareholders as at September 30, 2021 and December 31, 2020 respectively.

Warrants

No warrants were issued or outstanding during the period ended September 30, 2021 and 2020.

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

Because GiveMePower Corporation is 87% controlled by Kid Castle Educational Corporation, the consolidation rule requires that the Revenue, Assets and Liabilities recognized and disclosed on the financial statements of GiveMePower Corporation are also recognized and disclosed on the financial statements of Kid Castle Educational Corporation pursuant to ASC 810.

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

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2021:

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

VIDEO RIVER NETWORKS, INC.

Date: December 20, 2021	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

