Form 10-K
period 2021-12-31
Video River Networks, Inc.
filed 2022-04-14
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Emerging growth company ☐	Smaller reporting company ☒

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

As of April 9, 2022, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $6,504,606 using the average bid and ask price on that day of $0.045 and a public float of 144,546,809 shares.

As of December 31, 2021, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $18,704,357 using the average bid and ask price on that day of $0.1294 and a public float of 144,546,809 shares.

As at April 9, 2022, the number of shares of common stock issued and outstanding was 177,922,436.

As at December 31, 2021, the number of shares of common stock issued and outstanding was 177,922,436.

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

When we use the terms “NIHK,” “we,” “us,” “our,” and “the company,” we mean Video River Networks, Inc., a Nevada corporation.

Business Overview

Video River Networks, Inc. is a technology holding firm that operates and manages a portfolio of Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) assets, businesses and operations in North America. The Company’s current and target portfolio businesses and assets include operations that design, develop, manufacture and sell high-performance fully electric vehicles and design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered through Artificial Intelligence, Machine Learning and Robotic technologies NIHK’s current technology-focused business model is a result of our board resolution on September 15, 2020 to spin-in/off our specialty real estate holding business to an operating subsidiary and then pivot back to being a technology company. The Company has now returned back to its original technology-focused businesses of Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices. Prior to September 15, 2020, NIHK used to be a specialty real estate firm, focuses on the acquisition, ownership, and management of specialized industrial properties. Prior to its real estate business model, the Company Power Controls Division has used wireless technology to control both residential utility meters and remote, mission-critical devices since 2002.

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

On September 15, 2020, the Company spun-off its specialty real estate holding business to an operating subsidiary and then pivot back to being a technology company. A spin-off transaction Kid Castle Educational Corporation, a company related to, and controlled by, our President and CEO, in a stock purchase agreement with respect to the private placement of 900,000 shares of Kid Castle preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of, Community Economic Development Capital, LLC (a California Limited Liability Company). The shares were issued to NIHK without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. As at the time of this transaction, all three businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control “subsections of ASC 805-50. Based on the September 15, 2020 transaction, NIHK thereinafter controls approximately 55% of the voting shares of Kid Castle Educational Corporation.

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

Following the change of control transaction listed above, the Company appointed Mr. Frank I Igwealor as President and CEO. Our corporate office is located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Our telephone number is (310) 895-1839

As of December 31, 2021, we had no W-2 employee, but three of our officers and directors provide all the services without pay until we formally enter into employment contract with them as full-time employees.

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

Real Estate strategy

Our Real Estate strategy includes the following components:

●	Owning Specialized Real Estate Properties and Assets for Income. We intend to primarily acquire economic development real estates, and multifamily housing properties. We expect to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.
●	Owning Specialized Real Estate Properties and Assets for Appreciation. We intend to primarily lease our acquired properties under long-term, triple-net leases. However, from time to time, we may elect to sell one or more properties if we believe it to be in the best interests of our stockholders. Accordingly, we will seek to acquire properties that we believe also have potential for long-term appreciation in value.
●	Affordable Housing. Our motto is: “acquire distressed/troubled properties, secure generous government subsidies, empower low-income families, and generate above-market returns to investors.”
●	Preserving Financial Flexibility on our Balance Sheet. We intend to maintain a conservative capital structure, in order to provide us flexibility in financing our growth initiatives.

As of December 31, 2021, we owned one investment property in California, and we expect to continue to expand to other real estate asset classes including single and multifamily properties. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring tenants’ satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe a web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by property type so lease expirations are matched to each property’s seasonal rental patterns. We generally offer leases ranging from twelve to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to tenants’ changing needs and a high level of satisfaction.

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

Research Driven Approach to Investments – The Company believes that successful real estate investment decisions and portfolio growth begin with extensive regional economic research and local market knowledge. The Company continually assesses markets where the Company operates, as well as markets where the Company considers future investment opportunities by evaluating markets and focusing on the following strategic criteria:

●	Major metropolitan areas that have regional population in excess of one million;

●	Constraints on new supply driven by: (i) low availability of developable land sites where competing housing could be economically built; (ii) political growth barriers, such as protected land, urban growth boundaries, and potential lengthy and expensive development permit processes; and (iii) natural limitations to development, such as mountains or waterways;

●	Rental demand enhanced by affordability of rents relative to costs of for-sale housing; and

●	Housing demand based on job growth, proximity to jobs, high median incomes and the quality of life including related commuting factors.

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

Multifamily Property Operations – The Company intends to manage its multifamily properties by focusing on activities that may generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation. The Company intends to achieve this by utilizing the strategies set forth below:

●	Property Management – Oversee delivery and quality of the housing provided to our tenants and manage the properties financial performance.

●	Capital Preservation – The Company’s asset management services are responsible for the planning, budgeting and completion of major capital improvement projects at the Company’s multifamily properties.

●	Business Planning and Control – Comprehensive business plans are implemented in conjunction with significant investment decisions. These plans include benchmarks for future financial performance based on collaborative discussions between on-site managers, the operations leadership team, and senior management.

●	Development and Redevelopment – The Company focuses on acquiring and developing apartment multifamily properties in supply constrained markets, and redeveloping its existing multifamily properties to improve the financial and physical aspects of the Company’s multifamily properties.

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

We intend to meet our long-term liquidity needs through cash flow from operations and the issuance of equity and debt securities, including common stock, preferred stock and long-term notes. Where possible, we also may issue limited partnership interests in our Operating Partnership to acquire properties from existing owners seeking a tax-deferred transaction. We expect to issue equity and debt securities at times when we believe that our stock price is at a level that allows for the reinvestment of offering proceeds in accretive property acquisitions. We may also issue common stock to permanently finance properties that were previously financed by debt securities. However, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our ability to access the capital markets and to obtain other financing arrangements is also significantly limited by our focus on serving the medical-use cannabis industry. Our investment guidelines initially provide that our aggregate borrowings (secured and unsecured) will not exceed 50% of the cost of our tangible assets at the time of any new borrowing, subject to our board of directors’ discretion.

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

When evaluating potential acquisitions, we consider a wide variety of factors, including:

●	whether it is located in a high barrier-to-entry market;
●	population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located;
●	geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;
●	construction quality, condition and design of the property;
●	current and projected cash flow of the property and the ability to increase cash flow;
●	ability of the property’s projected cash flows to exceed our cost of capital;
●	potential for capital appreciation of the property;
●	ability to increase the value and profitability of the property through operations and redevelopment;
●	terms of resident leases, including the potential for rent increases;
●	occupancy and demand by tenants for properties of a similar type in the vicinity;
●	prospects for liquidity through sale, financing, or refinancing of the property; and
●	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

Our Acquisition Process and Underwriting Criteria

We identify property acquisition opportunities primarily through relationships developed over time by our officers with former borrowers, current joint venture partners, real estate investors and brokers. We are interested in acquiring the following types of properties:

●	Class B or better properties with strong and stable cash flows in markets where we believe there exists opportunity for rental growth and further value creation;
●	Class B or better properties that offer significant potential for capital appreciation through repositioning or rehabilitating the asset to drive rental growth;
●	properties available at opportunistic prices providing an opportunity for a significant appreciation in value; and
●	development of Class A properties in markets where we believe we can generate significant returns from the operation and if appropriate, sale of the development.

We regularly monitor our assets to increase the quality and performance of our portfolio. Factors we consider in deciding whether to dispose of a property include:

●	current market price for an asset compared to projected economics for that asset;
●	potential increases in new construction in the market area;
●	areas with low job growth prospects;
●	markets where we do not intend to establish a long-term concentration; and
●	operating efficiencies.

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

Buyouts of Joint Venture Partners

From time to time, we acquire our joint venture partner’s equity interest in projects and as a result, these properties are wholly-owned by us.

Risk Management

As of December 31, 2021, we owned three properties. We embraced portfolio diversification at acquisitions as our main risk management strategy. We will continue to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 25% of our total assets and that no single tenant will exceed 30% of our total assets.

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

We intend to evaluate the credit quality of our future tenants and any guarantors on an ongoing basis by reviewing, where available, the publicly filed financial reports, press releases and other publicly available industry information regarding our future tenants and any guarantors. In addition, we intend to monitor the payment history data for all of our future tenants and, in some instances, we monitor our future tenants by periodically conducting site visits and meeting with the tenants to discuss their operations. In many instances, we will generally not be entitled to financial results or other credit-related data from our future tenants. See the section “Risks Related to Our Business” under Item 1A, “Risk Factors.”

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

Plan of Operations

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and must figure in our plan of operation. As at December 31, 2021, we have zero available-for-sale real estate properties.

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

Employees

As of December 31, 2021, we had 3 non-W2 staff considered to be part of our management team. Those three include our sole officer, Frank I Igwealor and Director, Patience Ogbozor. We have not experienced any work stoppages, and we consider our relations with our officers to be good.

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

For purposes of this section, the term “stockholders” means the holders of shares of Video River Networks, Inc.’s common stock. Set forth below are the risks that we believe are material to Video River Networks, Inc.’s stockholders. You should carefully consider the following factors in evaluating our Company, our properties and our business.

Our business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual operating results to vary materially from recent results or from our anticipated future results.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The Company has and operates small ongoing revenue generating businesses. As of December 31, 2021, the Company reported revenue of $7,477,882 and an accumulated deficit of $17,159,878 as of the end of the period. Further, we expect to incur significant costs in pursuit of our EV acquisition plans. Management’s plans to address this need for capital are discussed in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial EV business combination may not be successful. These factors, among other conditions, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We intend to use various raw materials in our business including aluminum, steel, nickel, carbon fiber, non-ferrous metals such as copper, as well as cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we would be exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:

●	the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;

●	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and

●	an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells.

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

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

●	perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

●	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems, such as the possible perception that Toyota’s recent vehicle recalls may be attributable to these systems;

●	the limited range over which electric vehicles may be driven on a single battery charge;

●	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

●	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

●	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

●	improvements in the fuel economy of the internal combustion engine;

●	the availability of service for electric vehicles;

●	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline;

●	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;

●	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;

●	perceptions about and the actual cost of alternative fuel; and

●	macroeconomic factors.

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

As at December 31, 2021, we currently own three investment properties. We have no tenant nor rental revenues for the year ended December 31, 2020. Lease payment defaults by any of our future tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. A lack of diversification may also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our future tenants, would subject us to a significant risk of loss.

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

Real estate investments are subject to a variety of risks. If the multifamily properties and other real estate investments do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to NIHK’s stockholders or the Operating Partnership’s unitholders will be adversely affected. Income from the multifamily properties may be further adversely affected by, among other things, the following factors:

●	changes in the general or local economic climate, including layoffs, plant closings, industry slowdowns, relocations of significant local employers and other events negatively impacting local employment rates and wages and the local economy;

●	local economic conditions in which the multifamily properties are located, such as oversupply of housing or a reduction in demand for rental housing;

●	the attractiveness and desirability of our multifamily properties to tenants, including, without limitation, our technology offerings and our ability to identify and cost effectively implement new, relevant technologies, and to keep up with constantly changing consumer demand for the latest innovations;

●	inflationary environments in which the costs to operate and maintain multifamily properties increase at a rate greater than our ability to increase rents, or deflationary environments where we may be exposed to declining rents more quickly under our short-term leases;

●	competition from other available housing alternatives;

●	changes in rent control or stabilization laws or other laws regulating housing;

●	the Company’s ability to provide for adequate maintenance and insurance;

●	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

●	tenants’ perceptions of the safety, convenience and attractiveness of our multifamily properties and the neighborhoods where they are located; and

●	changes in interest rates and availability of financing.

As leases at the multifamily properties expire, tenants may enter into new leases on terms that are less favorable to the Company. Income and real estate values also may be adversely affected by such factors as applicable laws, including, without limitation, the Americans with Disabilities Act of 1990 (the “Disabilities Act”), Fair Housing Amendment Act of 1988 (the “FHAA”), permanent and temporary rent control laws, rent stabilization laws, other laws regulating housing that may prevent the Company from raising rents to offset increased operating expenses, and tax laws.

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

The Company’s forecast for the national economy assumes growth of the gross domestic product of the national economy and the economies of the west coast states. In the event of a recession, the Company could incur reductions in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses. A recession may affect consumer confidence and spending and negatively impact the volume and pricing of real estate transactions, which could negatively affect the Company’s liquidity and its ability to vary its portfolio promptly in response to changes to the economy. Furthermore, if residents do not experience increases in their income, they may be unable or unwilling to pay rent increases, and delinquencies in rent payments and rent defaults may increase.

Rent control, or other changes in applicable laws, or noncompliance with applicable laws, could adversely affect the Company’s operations or expose us to liability.

The Company must own, operate, manage, acquire, develop and redevelop its properties in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, rent control or stabilization laws, federal, state and local tax laws, landlord tenant laws, environmental laws, employment laws, immigration laws and other laws regulating housing or that are generally applicable to the Company’s business and operations. Noncompliance with laws could expose the Company to liability. If the Company does not comply with any or all of these requirements, it may have to pay fines to government authorities or damage awards to private litigants, and/or may have to decrease rents in order to comply with such requirements. The Company does not know whether these requirements will change or whether new requirements will be imposed. Changes in, or noncompliance with, these regulatory requirements could require the Company to make significant unanticipated expenditures, which could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Company’s development and redevelopment activities generally entail certain risks, including, among others:

●	funds may be expended and management’s time devoted to projects that may not be completed on time or at all;

●	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;

●	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortage, or environmental remediation;

●	occupancy rates and rents at a completed project may be less than anticipated;

●	expenses at completed development or redevelopment projects may be higher than anticipated, including, without limitation, due to costs of environmental remediation or increased costs for labor, materials and leasing;

●	we may be unable to obtain, or experience a delay in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or delay or abandonment of opportunities;

●	we may be unable to obtain financing with favorable terms, or at all, for the proposed development or redevelopment of a community, which may cause us to delay or abandon an opportunity; and

●	we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements.)

These risks may reduce the funds available for distribution to Essex’s stockholders and the Operating Partnership’s unitholders. Further, the development and redevelopment of multifamily properties is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor above titled “General real estate investment risks may adversely affect property income and values.”

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

The geographic concentration of our properties could present risks if local property market performance falls below expectations. In general, factors that may adversely affect local market and economic conditions include, among others, the following:

●	the economic climate, which may be adversely impacted by a reduction in jobs or income levels, industry slowdowns, changing demographics and other factors;

●	local conditions, such as oversupply of, or reduced demand for, apartment homes;

●	declines in household formation or employment or lack of employment growth;

●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs, or the inability or unwillingness of tenants to pay rent increases;

●	competition from other available apartments and other housing alternatives and changes in market rental rates;

●	economic conditions that could cause an increase in our operating expenses, including increases in property taxes, utilities and routine maintenance; and

●	regional specific acts of nature (e.g., earthquakes, fires, floods, etc.).

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

As part of our growth strategy, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, which could adversely impact our growth. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

●	increased expenses due to transaction and integration costs;
●	potential liabilities of the acquired businesses;
●	potential adverse tax and accounting effects of the acquisitions;
●	diversion of capital and other resources from our existing businesses;
●	diversion of our management’s attention during the acquisition process and any transition periods;
●	loss of key employees of the acquired businesses following the acquisition; and
●	inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

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

We may, from time to time, engage in development or redevelopment of properties that we acquire. Development and redevelopment activities entail risks that could adversely impact our financial condition and results of operations, including:

☐	construction costs, which may exceed our original estimates due to increases in materials, labor or other costs, which could make the project less profitable;
☐	permitting or construction delays, which may result in increased project costs, as well as deferred revenue;
☐	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;
☐	claims for warranty, product liability and construction defects after a property has been built;
☐	health and safety incidents and site accidents;
☐	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;
☐	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;
☐	labor stoppages, slowdowns or interruptions;
☐	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings; and
☐	weather-related and geological interference, including landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

Failure to complete development or redevelopment activities on budget or on schedule may adversely affect our financial condition and results of operations and the ability of our future tenants at such properties to make payments under their leases with us.

Liability for uninsured losses could adversely affect our financial condition.

While the terms of our leases with our future tenants would generally require property and casualty insurance, losses from disaster-type occurrences, such as earthquakes, floods and weather-related disasters, and other types of insurance, such as landlord’s rental loss insurance, may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties.

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

Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our current and potential future earnings. If general economic instability or downturn leads to an inability to borrow at attractive rates or at all, our ability to obtain capital to finance the purchase of real estate assets could be negatively impacted. In addition, banks and other financial institutions may be reluctant to enter into lending transactions with us, particularly secured lending, because we intend to acquire properties used in the cultivation and production of medical-use cannabis. If this source of funding is unavailable to us, our growth may be limited and our levered return on the properties we purchase may be lower.

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

Payments of principal and interest on our borrowings that we may incur in the future may leave us with insufficient cash resources to operate the properties that we expect to acquire. Our level of debt and the limitations imposed on us by debt agreements could have significant material and adverse consequences, including the following:

☐	our cash flow may be insufficient to meet our required principal and interest payments;
☐	we may be unable to borrow additional funds as needed or on favorable terms, or at all;
☐	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
☐	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;
☐	we may be forced to dispose of one or more of the properties that we expect to acquire, possibly on disadvantageous terms;
☐	we may default on our obligations or violate restrictive covenants, in which case the lenders may accelerate these debt obligations; and
☐	our default under any loan with cross default provisions could result in a default on other indebtedness.

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

We believe our future success depends upon our senior management team’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our common stock may decline.

Furthermore, we may retain independent contractors to provide various services for us, including administrative services, transfer agent services and professional services. Such contractors have no fiduciary duty to us and may not perform as expected or desired.

Our senior management team would manage our portfolio subject to very broad investment guidelines.

Our senior management team will have broad discretion over our investments, and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in periodic filings with the SEC. We will rely on the senior management team’s ability to execute acquisitions and dispositions of multifamily properties, hemp farms, CBD processing and medical-use cannabis facilities, subject to the oversight and approval of our board of directors. Our senior management team will be authorized to pursue acquisitions and dispositions of real estate investments in accordance with very broad investment guidelines, subject to approval of our board of directors.

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

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Our stockholders generally have a right to vote only on the following matters:

☐	the election or removal of directors;
☐	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

☐	change our name;
☐	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
☐	increase or decrease the aggregate number of shares of stock that we have the authority to issue;
☐	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and
☐	effect certain reverse stock splits;

☐	our liquidation and dissolution; and
☐	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

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

We are a holding company with no business operations of our own. Our only significant asset is and will be the general and limited partnership interests in our Operating Partnership. We conduct, and intend to conduct, all of our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership’s subsidiaries is or will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. Furthermore, U.S. bankruptcy courts have generally refused to grant bankruptcy protections to cannabis businesses.

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

Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of our common stock include:

☐	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
☐	changes in government policies, regulations or laws;
☐	our ability to make acquisitions on preferable terms or at all;
☐	the performance of our current properties and additional properties that we acquire;
☐	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
☐	actual or anticipated accounting problems;
☐	publication of research reports about us, the real estate industry or the cannabis industry;
☐	changes in market valuations of similar companies;
☐	adverse market reaction to any increased indebtedness we may incur in the future;
☐	interest rate changes;
☐	additions to or departures of our senior management team;
☐	speculation in the press or investment community or negative press in general;
☐	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
☐	refusal of securities clearing firms to accept deposits of our securities;
☐	the realization of any of the other risk factors presented in this report;
☐	actions by institutional stockholders;
☐	price and volume fluctuations in the stock market generally; and
☐	market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.

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

As of December 31, 2021, there were no unresolved SEC comments issued to the Company.

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

As of December 31, 2021, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

Our common stock trades on the OTC market (“Pinksheet”) under the symbol “NIHK”. The high and low bid quotations for our common stock were as follows for the periods below (as reported by OTC Market Pink Sheet).

The quotations below reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions:

Fiscal Year Ended on December 31, 2021	High Bid	Low Bid
1 st Quarter	0.1930	0.0710
2 nd Quarter	0.0955	0.0440
3 rd Quarter	0.1450	0.0639
4 th Quarter	0.1574	0.0742

Fiscal Year Ended on December 31, 2020	High Bid	Low Bid
1 st Quarter	0.0042	0.0015
2 nd Quarter	0.0035	0.0016
3 rd Quarter	0.0100	0.0024
4 th Quarter	0.0200	0.0052

(b)	Security Holders

The number of record holders of our common stock at December 31, 2021 was 164 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

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

During the year ended December 31, 2019, the Company issued 33,375,627 shares of its Common Stock related to services rendered and a hire-on bonus agreement with its newly hired President and CEO.

On November 1, 2021, the Company issued a total of 8,000,000 shares of its Common Stock related to the conversion of $80,000 in debt

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

The purchasers received written disclosures that the securities had not been registered under the Securities Act of 1933 and that any resale must be made pursuant to a registration statement or an available exemption from such registration. Each participant in the offering or offerings described above was given access to full and complete information regarding us, together with the opportunity to meet with our officers and directors for purposes of asking questions and receiving answers in order to facilitate such participant’s independent evaluation of the risks associated with the purchase of our securities.

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

On April 21, 2021, Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation, was sold to Premier Information Management, Inc. for $1 in cash. As further consideration pursuant to the stated sales, CBDX returned Kid Castle Educational Inc., the parent Company of GMPW, the 100,000 shares of KDCE preferred stock and 900,000,000 shares of KDCE common stock that CBDX bought in October of 2019. Pursuant to the April 21, 2021 transaction, CBDX ceased from being a subsidiary of GMPW, effective April 1, 2021.

On December 30, 2021, in exchange for the 87% control block held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively, GiveMePower sold Alpharidge Capital LLC to KDCE.

Going forward, the Company intends to focus its business model to operate and manage a portfolio of Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) assets, businesses and operations in addition to its Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices businesses in North America.

Basis of Presentation

The following discussion and analysis are based on Video River Networks’ financial statements contained in this Current Report, which we have prepared in accordance with United States generally accepted accounting principles. Accompanying financial statements for Alpharidge Capital LLC fiscal year 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Plan of Operations

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and must figure in our plan of operation. In the next twelve months, we plan on buying rehabilitating and selling up to six properties and adding the net proceeds obtained from the sales to finance our acquisition business plan.

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

Critical Accounting Policies, Estimates and New Accounting Pronouncements

Management’s discussion and analysis of its financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those stated in our financial statements and those listed below:

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had zero cash flows from operations for the twelve months ended December 31, 2021 and 2020 These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

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

The Company generates revenue primarily from: (1) the sale of homes/properties, (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and (3) principal transactions from sales of trading securities, less original purchase cost. Principal transaction is net trading revenues consisting primarily of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sale of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitations) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS).

During the year ended December 31, 2021 and 2020, the Company did recognized revenue of $7,477,882 and $1,253,445 from operations, and $77 and $174 in dividend income respectively.

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

Loss Contingencies

Consistent with ASC 450-20-50-1C, if the Company determines that there is a reasonable possibility that a material loss may have been incurred, or is reasonably estimable, regardless of whether the Company accrued for such a loss (or any portion of that loss), the Company will confer with its legal counsel, consistent with ASC 450. If the material loss is determinable or reasonably estimable, the Company will record it in its accounts and as a liability on the balance sheet. If the Company determines that such an estimate cannot be made, the Company’s policy is to disclose a demonstration of its attempt to estimate the loss or range of losses before concluding that an estimate cannot be made, and to disclose it in the notes to the financial statements under Contingent Liabilities.

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

Except for the October 29, 2019 transaction in which the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) to Community Economic Development Capital LLC, no other potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2021 and 2020.

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

Results of Operations

Comparison of Fiscal Years 2021 and 2020

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

Revenues — We are generating substantially all our revenue from sales of real estate investment property, entrepreneurship development initiative, and principal transactions in proprietary trading operation. For the year ended December 31, 2021, revenue from entrepreneurship development initiative was $146,000 and revenue from principal transactions was $7,331,882 for total revenue of $$7,477,882. Compared to combined real estate sales and principal transaction revenue of $1,253,445 for the fiscal year ended December 31, 2020.

Operating Expenses — Operating expense was $309,963 and $159,463 for the years ended December 31, 2021 and 2020 respectively. Operating expense consists of costs related to the establishment of corporate governances; and costs associated with our plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, and professional fees, other general business outside consulting activities. Operating expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

Net Income (Loss) — Net Income for the year ended December 31, 2021 was $2,206,953 compared to Net Loss of $82,980 for the year ended December 31, 2020.

Accumulated Deficit – As at December 31, 2021, we have accumulated deficit of $17,159,878 compared to accumulated deficit of $19,385,856 as at December 31, 2020.

Liquidity and Capital Resources

Cash and Cash Equivalent – As at December 31, 2021, we had $701,042 cash on hand compared to $1,630 as at December 31, 2020.

Other Current Assets – Inventory and Receivables - As at December 31, 2021, we had $446,050 in account receivable compared to $92,282 as at December 31, 2020.

Other Assets – Investments and Real Estate – As at December 31, 2021, we had $6,414,552 in mortgages receivable, notes receivable, loans, and long term investments to/in related investment in a private company compared to $671,855 as at December 31, 2020.

Related parties liabilities - As at December 31, 2021, we had $588,859 balance from advances from related compared to $540,524 as at December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had $701,042 cash on hand compared to $1,630 as at December 31, 2020. We anticipate that our cash position is sufficient to fund current operations. We believe that our capital resources, including cash on hand, cash generated from operations, and available capacity on our credit facility, will provide us with sufficient liquidity to meet our strategic objectives, maintain current operations and execute the capital program for the next 12 months and beyond, given current oil price trends and production levels. In accordance with our investment policy, available cash balances are held in our primary cash management banks or tradable securities for short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO. As of December 31, 2021, the company controlled by our president and CEO has loaned operating capital, pursuant to a Line of Credit Agreements to advance or loan any additional funds to us in the future. We have not yet achieved significant profitability. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability. Future financing of our operation depends largely on our controlling shareholder, Mr. Igwealor, advancing most or all of our operating budget.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Contractual Obligations

Not applicable.

Plan of Operation for the Next Twelve (12) Months

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and must figure in our plan of operation. During the year ended December 31, 2021, we sold one real estate properties for a total amount of $700,385. In the next twelve months, we plan on buying rehabilitating and selling four to six properties and adding the net proceeds obtained from the sales to the to finance our electric vehicles business plan.

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

NIHK currently own zero real property in Los Angeles County.

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

We intend to implement the following tasks within the next twelve months:

1.	Month 1-3: Phase 1 (1-3 months in duration; purchase and rehabilitation of three properties and put them to good use)

a.	Identify 3 properties to acquire
b.	Sign purchase agreement with the sellers of the 3 properties identified above;
c.	Acquire and consolidate the revenue from those 3 properties.

2.	Month 3-6 Phase 2 (1-3 months in duration; cost control, process improvements, admin & mngt.).

a.	Integrate acquired properties into NIHK’s model – consolidate the management of the properties including integration of their accounting and finance systems, synchronization of their operating systems, and harmonization of their human resources functions.
b.	Complete and file quarterly reports and other required filings for the quarter

3.	Month 6-9: Phase 3 (1-3 months in duration; $5 million in estimated fund receipt)

a.	Identify and acquire 4 specialized properties that are complementary/similar properties or assets in the target market

4.	Month 9-12: Phase 4 (1-3 months duration; use acquired businesses’ free cash flow for more acquisitions)

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

VIDEO RIVER NETWORKS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DEC. 31, 2021 and 2020

VIDEO RIVER NETWORKS, INC.

FINANCIAL STATEMENTS

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Video River Networks Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Video River Networks Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Uncertainty

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has an accumulated deficit of $17,159,878 for the year ended December 31, 2021. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Related party transactions:

As discussed in Note 14 to the financial statements, Video Rivers Networks, Inc. (NIHK) has significant related party transactions affecting the assets and liabilities of the company.

We identified the Company’s related party transactions as a critical audit matter because, it is a significant in amount which is follows:

Related party transaction involving notes receivables is 61.34 % of the total assets. Related party transaction involving notes payables is 70.31 % of the liabilities.

The procedures performed to address the matter included; (1) obtaining and reviewing legal documents for each transaction, (2) examining the purposes of the related transactions (3) review the support to ensure proper recording (4) evaluating if the related party transactions constitute an arm-length transaction in business as defined by generally accepted accounting principles and (5) discussed with the Company’s management the full disclosures of the matter.

/s/ DylanFloyd Accounting & Consulting

We have served as the Company’s auditor since 2019.

Newhall, California

April 10, 2022

PCAOB ID:6235

VIDEO RIVER NETWORKS INC

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$701,042	$1,630
Investments - trading securities	446,050	91,282
Total Current Assets	1,147,092	92,912

Property and equipment, net	$-	$7,745
Investments - real estate	-	664,111
Fixed assets - net	128,704
Notes Receivable Entrepreneurship Development	1,658,987	-
Long term Notes Receivable	200,000
Mortgage Notes Receivable - related parties	2,609,001
Long term Investments	1,846,564	-
Total assets	7,590,348	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	800	4,542
Accrued interest	-	2,812
Marginal loan payable	23,664	115
Line of credit - related party, current portion	-	63,632
Total Current Liabilities	$24,464	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$588,859	$150,000
Line of credit - related party, net of current portion	4,747,906	540,524
Total Long-Term Liabilities	5,336,765	690,524
Total Liabilities	$5,361,229	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 and 1,000,000 shares authorized, 1 issued and outstanding as at December 31, 2021 and 2020 respectively.	$-	$-
“Common Stock, $0.001 par value, 200,000,000 and 1,200,000,000 and shares authorized, 177,922,436 and 177,922,436 issued and outstanding as at December 31, 2021 and 2020 respectively.”	177,922	177,922
Additional paid in capital	19,211,075	19,211,075
Accumulated deficit	(17,159,878)	(19,385,856)

Total Stockholders’ Equity	$2,229,119	$3,142
Total Liabilities and Stockholders’ Equity	7,590,348	764,768

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021 and 2020

	December 31
	2021	2020
Revenue:
Entrepreneurship Development	$146,000	$-
Sales of investment under property		1,205,000
Principal transactions - net	7,331,882	$48,445
Total Revenue	7,477,882	1,253,445

Cost of goods sold:
Entrepreneurship Development	49,400	-
Cost of sales - property	-	1,179,827
Licensing Fees	4,747,906	-
Total cost of goods sold	4,797,306	1,179,827
Gross profit	2,680,576	73,618

Operating expenses:
General and administrative	140,292	67,209
Professional fees	176,758	73,059
Advertising and promotions	21,543	16,235
Interest expense	435	2,960
Total operating expenses	309,963	159,463
Income (loss) from operations	2,370,613	(85,845)

Other Income
Dividends	77	174
Unrealized gain (loss)	(163,736)	2,692
Net Income	2,206,953	(82,980)

Earnings (loss) per Share: Basic and Diluted	$0.0124	$(0.0005)

Weighted Average Common Shares Outstanding: Basic and Diluted	177,922,436	177,922,436

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years Ended December 31, 2021 and 2020

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230	30,769			30,769
Cumulative Restructuring adjustment	-	-		(36,993)	(36,993)
Net income for the period			-		-
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Issuance of common stock	8,000,000	8,000	13,978		21,978
Acquisition of business	-		222,378.0	(152,011)	70,367
Net income for the period			-	(82,980)	(82,980)
Balance, December 31, 2020	177,922,436	$177,922	$19,211,075	$(19,385,856)	$3,141
	-	-	-		-
Acquisition & Dispositions	-		-	19,025	19,025
Net income for the period			-	2,206,953	2,206,953
Balance, December 31, 2021	177,922,436	$177,922	$19,211,075	$(17,159,878)	$2,229,119

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021 and 2020

	DECEMBER 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$2,206,953	$(82,980)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset:Trading Securities	(354,839)	(45,886)
Accrued expenses	800	2,812
Acquisition and Disposition adjustments	-
Other Accrued Liabilities		3,742
Depreciation	17,552	2,304
Net cash provided by (used in) operating activities	1,870,466	(120,008)

Net Cash Flows from Investing Activities:
Real estate investment - net	-	421,666
Lingstar Electric Vehicles Invt	(51,241)
Crypto Currency Mining Rigs	(19,200)
Long term Investments	(1,846,564)	7,502
Fixed Assets - other	(75,815)	-
Net cash provided by (used in) investing activities	(1,992,820)	429,168

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	23,549	(4,201)
Notes payable - related party	5,066,206	122,432
Notes payable - Entrepreneurship Development	(1,658,987)	(643,686)
Mortgage payable/receivable	(2,609,001)	150,000
Proceeds from issuance of stock		55,697
Net cash provided by (used in) financing activities	821,767	(319,758)

Net increase (decrease) in cash:	699,412	(10,599)
Cash at the beginning of the period:	1,630	12,229
Cash at the end of the period:	$701,042	$1,630

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$463	$2,941
Cash paid for tax	$-	$-

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

On December 30, 2021, in exchange for its 87% control block in GiveMePower Corporation, the Company received 100% stake in Alpharidge Capital LLC from GiveMePower, in a cashless transaction, resulting in each public company going its separate way and an independent company.

The consolidated financial statements of the Company therefore include Kid Castle Educational Corporation and its subsidiary, Alpharidge Capital, LLC (“Alpharidge”), and subsidiaries, in which it has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

The consolidated financial statements of the Company therefore include Kid Castle Educational Corporation, whose main operating subsidiary Alpharidge Capital, LLC (“Alpharidge”), and subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has and operates small ongoing revenue generating businesses. For the Year ended December 31, 2021, the Company reported revenue of $7,477,882 and an accumulated deficit of $17,159,878. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Since April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the year ended December 31, 2021. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2021 and 2020 we did maintain $701,042 and $1,630 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – December 31, 2021	$446,050	$-	$-

Investments – trading securities – December 31, 2020	$91,282	$-	$-

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 4.9% of equity of the shares of any public companies as investments as of December 31, 2021.

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. During the period under review, the Company paid rent $1,967.50 to a company that is controlled by the Company’s majority stockholder.

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

Kid Castle Educational Corporation is 97.58% owned and controlled by Video River Networks, Inc. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810. Likewise, the singular Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

The Assets, Liabilities, and Results of Operations of GiveMePower Corporation are not consolidated into the Company financials because the Company sold its stake in GiveMePower in exchange for 100% of Alpharidge Capital, LLC, on 12/30/2021.

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

Prior to January 1, 2019, the Company accounted for leases under Accounting Standards Codification (ASC) 840, Accounting for Leases. Effective from January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. ASC 842 requires that lessees recognize right of use assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. It requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right·of·use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows. ASC 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases.

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

The Company does not have operating and financing leases as of December 31, 2021. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

Income Taxes:

Under the asset and liability method prescribed within ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. Certain prior period deferred tax disclosures were reclassified to conform with current period presentation.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of December 31, 2021, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

During the year ended December 31, 2021, the Company did recognized revenue of $7,477,882 consisting of $7,331,882 net principal transaction, $146,000 from the Entrepreneurship Development Initiative, and $77 in dividend income respectively.

Advertising Costs:

We expense advertising costs when advertisements occur. During the year ended December 31, 2021, the Company did recognized advertising costs of $21,542.89 compared to $16,235 it spent in year ended December 31, 2020.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of December 31, 2021 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The space is a shared office space, which at the current time is suitable for the conduct of our business. The Company has no real property and do not presently owned any interests in real estate. As at December 31, 2020, the Company has spent a total of $1,967.50 on rent which was paid to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at December 31, 2021.

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

Net trading revenue consisted of the following:

January 1, 2021 to December 31, 2021	Total
Revenue from sales of securities	$7,331,882
Cost of securities	(4,747,906)
Net income from trading securities	$2,729,976

NOTE 6. SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

Below is the schedule of the details of the Real Estate Investments sales transactions during the period:

	31-Dec-21	31-Dec-20
Description
Sales - Investment property	$	1,205,000
Cost:
Closing costs		(11,522)
Commissions Paid		(60,645)
Developer Fees		(95,750)
Escrow & Title		(6,714)
Investment property sold		(917,825)
Mortgage Payoff		(51,879)
Property Taxes		(20,064)
Recording Charges		(7,048)
Seller Credit		(8,380)
Miscellaneous Debits/Credits		(8,380)
Total costs		(1,179,827)
Gain on real estate investment sales	$	25,173

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	December 31, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	588,859	540,524
Total Line of credit - related party	588,859	604,156
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$588,859	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2021, the Company had $0 balance due on this LOC.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $588,859 as of December 31, 2021.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2021 to December 31, 2021, as there are no potential shares outstanding that would have a dilutive effect.

	Year ended December 31, 2021	Year ended December 31, 2020
Net income	$2,206,953	$(82,980)
Dividends	77	174
Adjusted Net income attribution to stockholders	$2,206,953	$(82,980)
Weighted-average shares of common stock outstanding
Basic and Diluted	177,922,436	177,922,436
Net income per share
Basic and Diluted	$0.0124	$(0.0005)

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2021 and December 31, 2020 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of December 31, 2021 and December 31, 2020 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period year ended December 31, 2021 and December 31, 2020:

	Percent	31-Dec-21	31-Dec-20

Federal statutory rates	34%	$(5,994,864)	$(6,591,191)
State income taxes	5%	(881,598)	(969,293)
Permanent differences	-0.5%	88,160	96,929
Valuation allowance against net deferred tax assets	-38.5%	6,788,302	7,463,555
Effective rate	0%	$-	$-

At December 31, 2021 and 2020, the significant components of the deferred tax assets are summarized below:

	31-Dec-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforwards	17,159,878	19,385,856
Total deferred income tax asset	6,876,462	7,560,484
Less: valuation allowance	(6,876,462)	(7,560,484)
Total deferred income tax asset	$-	$-

The Company has recorded as of December 31, 2021 and December 31, 2020, a valuation allowance of $6,876,462 and $7,560,484 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $6,876,462 as At December 31, 2021 decreased by $684,022 compared to December 31, 2020 of $7,560,484 as a result of the Company generating net operating loss of $2,206,953.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2021 and 2020.

For the period year ended December 31, 2021 and 2020, the Company has net operating loss carry-forwards of approximately $17,159,878and $19,150,865 respectively. Such amounts are subject to IRS code section 382 limitations and expire in 2034.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of December 31, 2021, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. has a marginal loan agreement as part of its new trading account process with brokerage firms to continue the purchase of securities and to fund the underfunded balance. The balance of this account was $23,664 and $115 as at December 31, 2021 and 2020.

NOTE 14. RELATED PARTY TRANSACTIONS

The President, CEO and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company is formulating a policy for the resolution of such conflicts.

The Company had the following related party Line of Credit transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2021, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $588,859 from the line of credit as of December 31, 2021.

●	Long-term liabilities – Effective December 31, 2020, Alpharidge Capital LLC entered a proprietary model licensing agreement, pursuant it would pay certain percent of such revenue generated by designated activities to Poverty Solutions Inc. As at December 31, 2021, pursuant to the agreement, the Company has accrued a total of $4,747,906 long term liability payable to the entity that also controls 44.79% of the Company’s common stock.

The Company had the following related party notes receivable transactions:

●	Mortgage Note – On November 12, 2021, the Company made a mortgage loan to Mr. Frank I Igwealor, it’s President and CEO, in the amount of $2.2 million to aid the acquisition of certain real estate property. The mortgage loan was secured by first/senior lien on the property purchased.

●	Mortgage Note – On December 30, 2021, the Company made a mortgage loan to Community Economic Development Capital, LLC, a California limited liability company controlled by Mr. Frank I Igwealor, the Company’s President and CEO, in the amount of $314,000 to aid the acquisition of certain real estate property. The mortgage loan was secured by first/senior lien on the property purchased.

●	Long term Notes Receivable – related parties: On October 12, 2021, the Company made interest free loans of $100,000 each, to two companies related to, and control by Mr. Frank I Igwealor, the Company’s President and CEO. As at December 31, 2021, the Company has $200,000 outstanding on these interest free notes to related parties.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various company for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equity consists of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. As at December 31, 2021, the Company has $1,846,564 as Long term Investments - related parties.

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

The transaction was classified as “common control transaction because both the buyer and seller in the above acquisitions were under the control of the same person. Thus, the transaction fall under “Transactions Between Entities Under Common Control” subsections of ASC 805-50. As a result of the transaction, the consolidated financial statements of the Company henceforth includes Kid Castle Educational Corporation and its subsidiary, GiveMePower Corporation, and all wholly owned (or majority owned) subsidiaries of GiveMePower including Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and Cannabinoid Biosciences, Inc. (“CBDX”), and subsidiaries, in which has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts. As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person,

The board undertook the transaction to transition the Company back to its original technology-focused businesses of Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices. And to partly free the Company of the internally-managed real estate holding business that focused on the acquisition, ownership and management of specialized industrial properties, affordable housing and opportunity zone real estate properties and businesses.

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

On December 30, 2021, in exchange for the 87% control block held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively, the Company sold Alpharidge Capital LLC to KDCE.

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2021 and 2020, we were authorized to issue 10,000,000 and 1,000,000 shares of preferred stock with a par value of $0.001 respectively.

The Company has 1 and 1 shares of preferred stock were issued and outstanding during the periods year ended December 31, 2021 and 2020 respectively.

Common Stock

The Company is authorized to issue 200,000,000 and 1,200,000,000 shares of common stock with a par value of $0.001 as At December 31, 2021 and 2020 respectively.

Period year ended December 31, 2020

The Company has issued 177,922,436 shares of our common stock to more than 163 shareholders as At December 31, 2021 and December 31, 2020 respectively.

Warrants

No warrants were issued or outstanding during the year ended December 31, 2021 and 2020.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after December 31, 2021 through April 10, 2022, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

During the audit of our financial statements for the year ended December 31, 2021, the auditors identified the following deficiency in NIHK’s internal control to be a material weakness:

●	Ineffective control over the financial statements closing process;
●	Insufficient personnel with an appropriate level of accounting knowledge, experience with the Company and/or industry, and training in the application of GAAP;
●	Lack of segregation of duties; and
●	Inadequate monitoring of non-routine and non-systematic transactions.

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

Based on its assessment, management concluded that As of December 31, 2021 our disclosure controls and procedures were ineffective. For example, in year 2020, we had to revise our audited financial statements for the fiscal year ended December 31, 2019, to correct an error to our financial statements, which mistakenly accounted for real estate inventory using “fair market” valuation, instead of historical cost that is the standard practice. We plan to take measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

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

Changes in internal control over financial reporting

We are continuing our efforts to improve our internal controls over financial reporting. Among other improvements, we shall implement a comprehensive ERP system that will improve the Company’s internal controls. As of the date of this Form 10K, management is unable to meaningfully determine the date the ERP system will be installed and become operational, but expects it to be installed in the first quarter of 2022. The Company believes that full implementation of its new ERP System will improve disclosure controls and procedures by performing the following functions:

☐	Maintain detailed records and produce comprehensive financial statements on a periodic basis allowing management to review and detect irregular financial activities;

☐	Place different check-points on the progression of ordinary monetary activities of the business; and

☐	Delineate individual and/departmental responsibilities and effectively separate respective departmental transactions so as to prevent occurrence of intentional misappropriation of funds.

Pending the implementation of the ERP system, we shall implement additional controls to ensure that our internal controls over financial reporting are effective. These controls include:

☐	All departments requesting funds must obtain written approval from the Chief Executive Officer or the Chairman of the Board before the accounting department may commence processing payments;

☐	All fund transfer applications must be approved by the applicable department supervisor before the application may be processed. No one can authorize their own application. This is applicable to all staff including staff at the managerial level;

☐	All fund transfer applications must be accompanied by supporting documentation, such as a copy of the relevant contract copy of the relevant invoice or stock pre-payment statement;

☐	Stock purchases require the approval of the supervisor or manager of the relevant department, the approval of the accounts department, and a stock receipt and suppliers’ certification. Finally the application must be approved by the Chairman of the Board before funds may be released; and

☐	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	50	Chairman, Director and Chief Executive and Financial Officer	November 2019 to present
Ms. Patience Ogbozor	36	Director	October 2019 to present
Bishop Christopher Milton	56	Director	November 2020 to present
Ms. Perpetual U Emeana	31	Director	April 2021 to present

*Age As at December 31, 2021.

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

Frank has an extensive freelance consulting experience for the cannabis industry. As a CPA, CMA, CFM consultant, Frank have provided top-level financial reporting, Accounting, SEC Reporting, Business Valuation, Mergers & Acquisitions, GAAP/ IFRS Conversion, Pre IPO/RTO Prep, 280E Tax, and Biological Assets Valuation. Frank have substantial experience with Section 280E of the Internal Revenue Code, having worked for/with investors in startups to helped them analyze the COGS and Operating expenses of dispensaries. Frank has been an important part of the team that successfully delivered on the following:

●	Consolidated subsidiaries and shepherd the consolidated holding company through GAAP and IFRS audit and get them listed on the US and Canadian exchanges.
●	Prepared complete audit packages, which includes workpapers and all necessary documentation. Frank does not do audits or any attest work. This is as a result of Sarbanes-Oxley legislation which prohibits auditors from preparing financial statements or conducting any accounting work for their clients.
●	Help dispensaries and cultivation owners to set up standardized (best practice) accounting and financial reporting systems.

●	Frank continues to have ongoing consulting project for legal-cannabis businesses such as managing the filing of Form 10-K , 10-Q and the associated audit, or just assisting on a technical accounting question such as providing a journal entry for a specific transaction.

Ms. Patience C. Ogbozor, President and CEO: Ms. Ogbozor joined Cannabinoid Biosciences in May 2015 as a Finance Manager and became the President and CEO in November 2018. Ms. Ogbozor is the Chief Executive Officer, Director and controlling shareholder of the Company. Prior to joining the company, Ms. Ogbozor was with New Haven Pharmacy, Abuja, from 2013 to 2015.

Bishop Christopher E. Milton, joined our board in November 2020. Bishop Milton is the Senior Pastor at Holy Assembly Church of God in Christ, 55 East Villa Street. Pasadena, CA 91103. Bishop Milton is Jurisdictional Prelate Southern California Evangelistic jurisdiction of The Church of God in Christ, Inc. (COGIC) in the United States. Bishop Milton is an accomplished accountant and finance professional by training and practice. He is the current Chairman of the Internal Audit Committee of the Board of Bishops of The Church of God in Christ, Inc. (COGIC) in the United States. Bishop Milton has been elected to chair the Audit Committee of Video River Networks, Inc.

Ms. Perpetual U Emeana, joined our board in April 2021. Ms. Emeana is a skilled behavioral interventionist with experience working with individuals of diverse socio-economic backgrounds to achieve their highest potential in school, home, business and community settings. Ms. Emeana has been elected to chair the Audit Committee of Video River Networks, Inc.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. We adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
●	compliance with applicable laws, rules and regulations,
●	the prompt reporting violation of the code, and
●	accountability for adherence to the code.

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2021, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mr. Frank I Igwealor, Chair, CEO, CFO	2021	—	—	—	—	—	—	—		—
Mr. Frank I Igwealor, Chair, CEO, CFO	2020	—	—	—	—	—	—	—	(i)	—
Mr. Frank I Igwealor, Chair, CEO, CFO	2019	—	—	3,100	—	—	—	0	(ii)	3,100
Mr. Frank I Igwealor, Chair, CEO, CFO	2018	—	—	—	—	—	—	0	(iii)	0

Notes:

(i)

(ii)

(iii)

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2021. The Company has never granted any stock options.

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

Unless otherwise stated, the address for all 5% owners, officers and directors listed below is: 370 Amapola Ave., Suite 200A, Torrance, CA 90501.

Title of Class		Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Preferred stock	(a)	Frank I Igwealor	1	100%
Common stock	(b)	Frank I Igwealor	48,014,846	26.99%

Common stock	(c)	Directors and officers as a group	48,014,846	26.99%

NOTES:

(a)	The control share sold to CED Capital is convertible to 150 million shares of our Common stock. Same share reverted to Frank I Igwealor as part of the process of merging CED Capital into NIHK

(b)	Hire-on-Bonus paid to Mr. Igwealor upon his acceptance of the CEO position of the Company

(c)	As of December 31, 2021 and based on 177,922,436 shares of common stock outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2021, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $588,859 from the line of credit as of December 31, 2021.

●	Long-term liabilities – Effective December 31, 2020, Alpharidge Capital LLC entered a proprietary model licensing agreement, pursuant it would pay certain percent of such revenue generated by designated activities to Poverty Solutions Inc. As at December 31, 2021, pursuant to the agreement, the Company has accrued a total of $4,747,906 long term liability payable to the entity that also controls 44.79% of the Company’s common stock.

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

Line of credit from related party consisted of the following:

	December 31, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	588,859	540,524
Total Line of credit - related party	588,859	604,156
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$588,859	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2021, the Company had $0 balance due on this LOC.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $588,859 as of December 31, 2021.

Line of credit from related party consisted of the following:

	December 31, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	588,859	540,524
Total Line of credit - related party	588,859	604,156
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$588,859	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2021, the Company had $0 balance due on this LOC.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $588,859 as of December 31, 2021.

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

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Audit fees	$17,000	$14,750
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$17,000	$14,750

Audit-Related Fees

No audit-related fees were incurred in 2018.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2021 and 2020 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2021 and 2020 for products and services provided by our principal independent accountants was $0.

Pre-Approval Policies and Procedures

Our board of directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

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

Date: April 13, 2022	VIDEO RIVER NETWORKS, INC.

	By:	/s/ Frank I Igwealor
	Name:	Frank I Igwealor
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor	Chief Executive Officer, Chief Financial	Date: April 13, 2022
Frank I Igwealor	Officer, President, Director
(Principal Executive Officer) (Principal Financial Officer)

