Form 10-Q
period 2022-03-31
Video River Networks, Inc.
filed 2022-05-16
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.00001 PAR VALUE

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

As of March 31, 2022, there were 177,922,436 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

VIDEO RIVER NETWORKS, INC.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIDEO RIVER NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$74,903	$601,042
Investments - trading securities	449,750	446,050
Total Current Assets	523,653	1,047,092

Fixed assets - net	$147,683	$128,704
Notes Receivable Entrepreneurship Development	2,937,771	1,658,987
Long term Notes Receivable - related parties	102,000	300,000
Mortgage Notes Receivable - related parties	2,600,251	2,609,001
Long term Investments - related parties	1,952,939	1,846,564
Total assets	8,265,296	7,590,348

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	800	800
Marginal loan payable	-	23,664
Total Current Liabilities	$800	$24,464

Long-Term Liabilities:
Notes payable - net of current portion	$689,859	$588,859
Line of credit - related party, net of current portion	4,747,906	4,747,906
Total Long-Term Liabilities	5,437,765	5,336,765
Total Liabilities	$5,438,565	$5,361,229

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1 issued and outstanding as at March 31, 2022 and December 31, 2021.	$-	$-
Common Stock, $0.001 par value, 200,000,000 and 200,000,000 and shares authorized, 177,922,436 and 177,922,436 issued and outstanding as at March 31, 2022 and December 31, 2021	177,922	177,922
Additional paid in capital	19,211,075	19,211,075
Accumulated deficit	(16,562,266)	(17,159,878)

Total Stockholders’ Equity	$2,826,731	$2,229,119
Total Liabilities and Stockholders’ Equity	8,265,296	7,590,348

The accompanying notes to unaudited condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

Period Ended March 31, 2022 and 2021

	March 31
	2022	2021
Revenue:
Entrepreneurship Development	$1,350,000	$-
Sales of investment under property	-	665,667
Principal transactions - Net	6,448,869	$-
Total Revenue	$7,798,869	$665,667

Cost of goods sold:
Entrepreneurship Development	308,368	-
Cost of sales - property	-	204,415
Principal transactions	6,759,920	-
Total cost of goods sold	$7,068,288	$204,415
Gross profit	$730,581	$461,252

Operating expenses:
General and administrative	$78,256	$15,004
Professional fees	55,925	58,582
Advertising and promotions	798	1,649
Interest expense	38	1,458
Total operating expenses	$135,017	$76,693
Income (loss) from operations	$595,565	$384,559

Other Income
Dividends	-	30
Unrealized gain (loss)	3,700	44,467
Net Income	$599,264	$429,056

Earnings (loss) per Share: Basic and Diluted	$0.0034	$0.0024

Weighted Average Common Shares Outstanding: Basic and Diluted	177,922,436	177,922,436

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Period Ended March 31, 2022

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230	30,769			30,769
Cumulative Restructuring adjustment	-	-		(36,993)	(36,993)
Net income for the period			-		-
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Issuance of common stock	8,000,000	8,000	13,978		21,978
Acquisition of business	-		222,378.0	(152,011)	70,367
Net income for the period			-	(82,980)	(82,980)
Balance, December 31, 2020	177,922,436	$177,922	$19,211,075	$(19,385,856)	$3,141
		-	-		-
Acquisition & Dispositions	-		-	19,025	19,025
Net income for the period			-	2,206,953	2,206,953
Balance, December 31, 2021	177,922,436	$177,922	$19,211,075	$(17,159,878)	$2,229,119
	-	-	-		-
Acquisition & Dispositions	-			(1,652)	(1,652)
Net income for the period			-	599,264	599,264
Balance, March 31, 2022	177,922,436	$177,922	$19,211,075	$(16,562,266)	$2,826,731

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS, INC.

STATEMENTS OF CASHFLOWS

Period Ended March 31, 2022 and 2021

	MARCH 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$599,264	$429,056
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset: Trading Securities	(5,352)	(296,093)
Other Accrued Liabilities		7,506
Depreciation	15,021	809
Net cash provided by (used in) operating activities	608,933	141,278

Net Cash Flows from Investing Activities:
Real estate investment - net	-	(10,735)
Lingstar Electric Vehicles Invt	-
Crypto and Digital Assets	(34,000)	(9,200)
Long term Investments	(106,374)	-
Fixed Assets - other	-	-
Net cash provided by (used in) investing activities	(140,374)	(19,935)

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	(23,664)	422
Notes payable - related party	306,750	(34,372)
Notes payable - Entrepreneurship Development	71,216
Mortgage payable/receivable	(99,000)
Notes payable - Long Term	(1,350,000)
Net cash provided by (used in) financing activities	(1,094,698)	(33,950)

Net increase (decrease) in cash:	(626,139)	87,393
Cash at the beginning of the period:	701,042	1,627
Cash at the end of the period:	$74,903	$89,019

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$38	$1,458
Cash paid for tax	$-	$-

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

On September 15, 2020, Video River Networks, Inc. (the “Company”) entered into a stock purchase agreement with Video River Networks, Inc. (“Kid Castle”), an entity related to, and controlled by our President and CEO with respect to the purchase through private placement, of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company). The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering. As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control” subsections of ASC 805-50. Following the acquisition, the Company now has 55% of the voting control of and 100% of operating and financial control of Kid Castle.

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

The consolidated financial statements of the Company therefore include Video River Networks, Inc. and its subsidiary, Alpharidge Capital, LLC (“Alpharidge”), and subsidiaries, in which it has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

The consolidated financial statements of the Company therefore include Video River Networks, Inc., whose main operating subsidiary Alpharidge Capital, LLC (“Alpharidge”), and subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). Inter-company balances and transactions have been eliminated upon consolidation.

ASC 810 requires that the investor with the controlling financial interest should consolidate the investee/affiliate. ASC 810-10 requires that an equity interest investor consolidates a VIE when it retains an investment in the entity, is considered a variable interest investor in the entity, and is the primary beneficiary of the entity. An investor in a VIE is a “variable interest beneficiary” when, per an arrangement’s governing documents, the investor will absorb a portion of the VIE’s expected losses or will receive a portion of the entity’s “residual returns.” The variable interest beneficiary retaining a controlling financial interest in the VIE is designated as its “primary beneficiary” and must consolidate the VIE. A variable interest beneficiary retains a “controlling financial interest” in a VIE when that beneficiary retains the power to direct the activities of the VIE that have the greatest influence over the VIE’s economic performance and retains an obligation to absorb the VIE’s significant losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the ASC 810 test above, Video River Networks Inc. is the primary beneficiary of Video River Networks, Inc. (the “VIE”) because Video River Networks retained a controlling financial interest in the VIE and has the power to direct the activities of the VIE, having the greatest influence over the VIE’s economic performance and retains an obligation to absorb the VIE’s significant losses and the right to determine and receive benefits from the VIE.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended March 31, 2022, we reported revenue of $7,798,869 and an accumulated deficit of $16,562,266 as of March 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The Company has elected a calendar year of December 31 year-end.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). The consolidated financial statements include the Company and Video River Networks, Inc. and all of its controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but we have the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method of accounting. Operating results of acquired businesses are included in the Consolidated Statements of Income from the date of acquisition. We consolidate variable interest entities if we have operational and financial control, and are deemed to be the >50.1% beneficiary of the profit and loss of the entity. Operating results for variable interest entities in which we are determined to be the primary beneficiary are included in the Consolidated Statements of Income from the date such determination is made.

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

Use of Estimates and Assumptions

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2022 and December 31, 2021 we did maintain $74,903 and $601,042 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – March 31, 2022	$449,749	$-	$-

Investments – trading securities – December 31, 2021	$446,050	$-	$-

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 4.9% of equity of the shares of any public companies as investments as of March 31, 2022.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

As at March 31, 2022 Video River Networks, Inc. has a 97.58% controlling stake in Kid Castle Educational Corporation. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases as of March 31, 2022. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of March 31, 2022, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

During the three months ended March 31, 2022, the Company did recognized revenue of $7,798,869 consisting $6,448,869 in total principal transaction, and $1,350,000 from the Entrepreneurship Development Initiative.

Entrepreneurship Development Initiative (“EDI”) – Revenue

EDI revenue comes from the sale of shell from Alpharidge Capital LLC (“Alpharidge”) list of portfolio companies of custodianship companies. Alpharidge sells these custodianship or portfolio companies to ambitious entrepreneurs who have developed, or is developing viable business plans. While the sale prices differ from one shell to another, terms of payment is the major determinant of the sale-price. All cash deals are the cheapest at less than $250,000, hybrid options that combined small cash outlay with 24 months Convertible Notes are the most affordable. For the three months ended March 31, 2022, Alpharidge sold three shells for $450,000 each in Convertible notes payable, totaling $1,350,000 for the period.

Advertising Costs:

We expense advertising costs when advertisements occur. During the three months ended March 31, 2022, the Company did recognized advertising costs of $798 compared to $1,649 it spent in three months ended March 31, 2021.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of March 31, 2022 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The space is a shared office space, which at the current time is suitable for the conduct of our business. The Company has no real property and do not presently owned any interests in real estate. As at December 31, 2021, the Company has spent a total of $1,967.50 on rent which was paid to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at March 31, 2022.

NOTE 5. NET PRINCIPAL TRANSACTIONS INCOME

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s net income from principal transactions primarily consists of revenues from sales of trading securities less original purchase cost (cost of sales). Net principal transactions income primarily consists of income from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades.

Net trading revenue consisted of the following:

January 1, 2022 to March 31, 2022	Total
Revenue from sales of securities	$6,448,869
Cost of securities	(6,759,920)
Net loss from principal transactions	$(311,051)

NOTE 6. SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

Below is the schedule of the details of the Real Estate Investments sales transactions during the period:

	31-Mar-22	31-Mar-21
Description
Sales - Investment property	$	$665,667
Cost:
Investment property sold		(204,415)

Total costs		(204,415)
Gain on real estate investment sales	$	$461,252

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	March 31, 2022	December 31, 2021
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$0
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	688,859	588,859
Total Line of credit - related party	688,859	588,859
Less: current portion
Total Long-term Line of credit - related party	$688,859	$588,859

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of March 31, 2022, the Company had $0 balance due on this LOC.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $688,859 as of March 31, 2022.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2022 to March 31, 2022, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended March 31, 2022	Period ended March 31, 2021
Net income	$599,264	$429,056
Dividends		30
Adjusted Net income attribution to stockholders	$599,264	$429,056
Weighted-average shares of common stock outstanding
Basic and Diluted	177,922,436	177,922,436
Net income per share
Basic and Diluted	$0.0034	$0.0024

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of March 31, 2022 and December 31, 2021 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of March 31, 2022 and December 31, 2021 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended March 31, 2022 and December 31, 2021:

	Percent	31-Mar-22	31-Dec-21

Federal statutory rates	21.0%	$(3,420,300)	$(3,603,574)
State income taxes	5.0%	(814,357)	(857,994)
Permanent differences	-0.5%	81,436	85,799
Valuation allowance against net deferred tax assets	-25.5%	4,153,221	4,375,769
Effective rate	0%	$-	$-

At March 31, 2022 and December 31, 2021, the significant components of the deferred tax assets are summarized below:

	31-Mar-22	31-Dec-21
Deferred income tax asset
Net operation loss carryforwards	(16,287,141)	(17,159,878)
Total deferred income tax asset	4,234,657	4,461,568
Less: valuation allowance	(4,234,657)	(4,461,568)
Total deferred income tax asset	$-	$-

The Company has recorded as of March 31, 2022 and December 31, 2021, a valuation allowance of $4,234,657 and $4,461,568 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $4,234,657 as at March 31, 2022 decreased by $226,912 compared to December 31, 2021 of $4,461,568, as a result of the Company generating additional net operating income of $599,264.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of March 31, 2022 and December 31, 2021.

The Company has net operating loss carry-forwards of approximately $16,287,141. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of March 31, 2022, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. has a marginal loan agreement as part of its new trading account process with brokerage firms to continue the purchase of securities and to fund the underfunded balance. This account has balances of $0.00 and $23,664 at March 31, 2022 and 2021.

NOTE 14. RELATED PARTY TRANSACTIONS

The managing member, CEO and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company is formulating a policy for the resolution of such conflicts.

The Company had the following related party payable transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of March 31, 2022, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $688,859 from the line of credit as of March 31, 2022.

●	Long-term liabilities – Effective December 31, 2020, Alpharidge Capital LLC entered a proprietary model licensing agreement, pursuant it would pay certain percent of such revenue generated by designated activities to Poverty Solutions Inc. As at March 31, 2022, pursuant to the agreement, the Company has accrued a total of $4,747,906 long term liability payable to the entity that also controls 44.79% of the Company’s common stock.

The Company had the following related party notes receivable transactions:

●	Mortgage Note – On November 12, 2021, the Company made a mortgage loan to Mr. Frank I Igwealor, its President and CEO, in the amount of $2.2 million to aid the acquisition of certain real estate property. The mortgage loan was secured by first/senior lien on the property purchased.

●	Mortgage Note – On December 30, 2021, the Company made a mortgage loan to Community Economic Development Capital, LLC, a California limited liability company controlled by Mr. Frank I Igwealor, the Company’s President and CEO, in the amount of $314,000 to aid the acquisition of certain real estate property. The mortgage loan was secured by first/senior lien on the property purchased.

●	Long term Notes Receivable – related parties: On October 12, 2021, the Company made interest free loans of $100,000 each, to two companies related to, and control by Mr. Frank I Igwealor, the Company’s President and CEO. As at March 31, 2022, the Company has $200,000 outstanding on these interest free notes to related parties.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various company for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equity consists of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. As at March 31, 2022, the Company has $1,952,939 as Long term Investments - related parties.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month

NOTE 15. MERGERS AND ACQUISITIONS

On September 15, 2020, Video River Networks, Inc. (the “Company”) entered into a stock purchase agreement with certain corporation related to our President and CEO with respect to the private placement of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company). The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering. Community Economic Development Capital, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, industrial and commercial real estate, and other real estate related services.

Similarly, on September 16, 2020, as part of its purchase of unregistered securities from certain corporation related to our President and CEO, the Company, received $3.00 in cash and 1,000,000 shares of its preferred stock, and in exchange transferred 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), to GiveMePower Corporation, a Nevada corporation. This transaction gave the Company 88% of the voting control of GiveMePower. As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control” subsections of ASC 805-50. This transaction was therefore accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein we consolidate all investees operating results if we expect to assume more than 50% of another entity’s expected losses or gains.

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

On December 30, 2021, GMPW repurchased back from KDCE, the 1,000,000 GMPW preferred share, which controls 87% voting block of GMPW, held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively. In exchange, GMPW delivered 100% control of one of its subsidiaries, Alpharidge Capital LLC (“Alpharidge”) to KDCE. Alpharidge is now a direct subsidiary of KDCE, which is a direct subsidiary of Video River Networks, Inc.

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2022 and December 31, 2021, we were authorized to issue 10,000,000 and 1 shares of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding as at March 31, 2022 and December 31, 2021.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 as at March 31, 2022 and December 31, 2021.

Three Months ended March 31, 2022

The Company has issued 177,922,436 shares of our common stock to more than 163 shareholders as at March 31, 2022 and December 31, 2021 respectively.

Warrants

No warrants were issued or outstanding as at March 31, 2022 and December 31, 2021.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after March 31, 2022 through May 9, 2022, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

Basis of Presentation

The unaudited financial statements for the three months ended March 31, 2022 and 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

The consolidated financial statements of the Company therefore include the 3 months operating results of the all wholly owned subsidiaries and the balance sheet represent the financial position as at March 31, 2022, of the Company includes Alpharidge Capital LLC and Others subsidiaries in which Video River Networks has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

Plan of Operations for the Next Twelve Months

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

We intend to implement the following tasks within the next twelve months:

1.	Month 1-3: Phase 1 (1-3 months in duration; $600,000 to $1 million in estimated fund receipt)
a.	Hire 2 business development manager and officer manager to implement our business plan.
b.	Acquire and consolidate stakes in the operations of at least two select Ai, Machine Learning, Robotics, and digital assets and biopharma businesses.
2.	Month 3-6 Phase 2 (1-3 months in duration; cost control, process improvements, admin & management.).
a.	Integrate acquired business into the Company’s model – consolidate the operations of the businesses including integration of their accounting and finance systems, synchronization of their operating systems, and harmonization of their human resources functions.
b.	Complete and file quarterly reports and other required filings for the quarter
3.	Month 6-9: Phase 3 (1-3 months in duration; $600,000 to $900,000 in estimated fund receipt)
a.	Identify and acquire complementary/similar businesses or assets in the target market
4.	Month 9-12: Phase 4 (1-3 months duration; use acquired businesses’ free cash flow for more acquisitions)
a.	Run the businesses efficiently, giving employees a conducive and friendly workplace and add value to investors and shareholders by identifying and reducing excesses and also identifying and executing growth strategies
b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.
5.	Operating expenses during the twelve months would be as follows:
a.	For the six months through November 30, 2022, we anticipate to incur general and other operating expenses of $388,000.
b.	For the six months through May 30, 2023 we anticipate to incur additional general and other operating expenses of $378,000.

The execution of our current plan of operations requires us to raise significant additional capital immediately. If we are successful in raising capital through the sale of shares or borrowing, we believe that the Company will have sufficient cash resources to fund its plan of operations for the next twelve months.

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

Even if we raise additional capital in the near future, if our current business plan is not successfully executed, our ability to fund our business research and development, or our financial product deployment and services efforts would likely be seriously impaired. The ability of a business research and development business and continuing operations is conditioned upon moving the development of products and services toward commercialization. If in the future we are not able to demonstrate adequate progress in the development and commercialization of our product, we will not be able to raise the capital we need to continue our business operations and business activities, and we will likely not have sufficient liquidity or cash resources to continue operating.

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

MERGERS AND ACQUISITION

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). Inter-company balances and transactions have been eliminated upon consolidation.

We used the acquisition method of accounting (also known as business combination accounting) for acquisition of subsidiaries by the Group method to account for the purchase of businesses. The cost of the acquisition was measured as the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange.

Competition

Our business is highly competitive. We are in direct competition with more established companies, private equity firms, private investors and management companies. Many management companies offer similar products and services for business rollups and consolidations. We may be at a substantial disadvantage to our competitors who have more capital than we do to carry out acquisition, operations and restructuring efforts. These competitors may have competitive advantages, such as greater name recognition, larger capital-base, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower labor and development costs, which may enable them to respond more quickly to new or emerging opportunities and changes in customer requirements or devote greater resources to the development, acquisition and promotion.

Increased competition could result in us failing to attract significant capital or maintaining them. If we are unable to compete successfully against current and future competitors, our business and financial condition may be harmed.

We hope to maintain our competitive advantage by keeping abreast of market dynamism that is face by our industry, and by utilizing the experience, knowledge, and expertise of our management team. Moreover, we believe that we distinguish ourselves in the ways our model envisaged transformation of businesses.

Government Regulation

Our activities currently are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses. However, we may be subject to the rules governing acquisition and disposition of businesses, real estates and personal properties in each of the state where we have our operations. We may also be subject to various state laws designed to protect buyers and sellers of businesses. We cannot predict the impact of future regulations on either us or our business model. Once we commence our biopharmaceutical operations, we would be subject to many regulations that apply to pharmaceutical and medical industry participants.

Intellectual Property

We currently have no patents, trademarks or other registered intellectual property. We do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of March 31, 2022, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three months ended March 31, 2022, as Compared to Three Months Ended March 31, 2021

Revenues — The Company recorded $7,798,869 in revenue for the three months ended March 31, 2022 as compared to $665,667 for the same period of March 31, 2021.

Operating Expenses — Total operating expenses for the three months ended March 31, 2022 was $135,017 as compared to $76,693 in the same period in, 2021, due to increased operating activities, namely, consultants and financial audit cost, during the period ended March 31, 2022.

Net Income — Net income for three months ended March 31, 2022 was $599,264 as compared to Net Income of $429,055 for the three months ended March 31, 2021. Gross income from operation was $595,565; which include unrealized gain of $3,700.

OCI - Unrealized Gain or Other Comprehensive Income for three months ended March 31, 2022 was $3,700, as compared to Unrealized gain of $44,467, for the three months ended March 31, 2021. The other comprehensive income of $3,700 was a result of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2022, the Company had a working capital of $523,853, consisting of $74,903 in cash, $449,749 in Trading Securities, and $800 in short-term liabilities.

For the three months period ended March 31, 2022, the Company generated $608,933 from operating activities, used cash of $140,374 on investing activities, and used cash of $1,094,698 on financing activities, resulting in an decrease in total cash of $626,139 and a cash balance of $74,903 for the period.

For the three months period ended March 31, 2021, the Company generated $141,277 from operating activities, used cash of $19,935 on investing activities, and used cash of $33,950 on financing activities, resulting in an increase in total cash of $87,392 and a cash balance of $89,018 for the period..

As of March 31, 2022, total stockholders’ equity increased to $2,826,731 from $2,229,119 as of December 31, 2021.

As of March 31, 2022, the Company had a cash balance of $74,903 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity are: (1) Crypto Currency Mining, (2) Real Estate Sales, (3) Trading Securities, and (4) Entrepreneurship Development Initiative. In the past, we have been generating cash from loans to us by our major shareholder. In order to be able to achieve our strategic goals, we need to further expand our business and implement our business plan. To continue to develop our business plan and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers, but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of March 31, 2022. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2022:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2022, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2022, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

VIDEO RIVER NETWORKS, INC.

Date: May 16, 2022	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

