Form 10-Q
period 2022-09-30
Video River Networks, Inc.
filed 2022-11-21
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of September 30, 2022, there were 182,370,497 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

VIDEO RIVER NETWORKS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIDEO RIVER NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Current Assets:
Cash and cash equivalents	$90,525	$601,042
Investments - trading securities	203,902	446,050
Total Current Assets	294,427	1,047,092

Fixed assets - net	$146,663	$128,704
Notes Receivable Entrepreneurship Development	5,368,358	1,658,987
Long term Notes Receivable - related parties	102,000	300,000
Other Notes Receivable - related parties	2,691,334	2,609,001
Long term Investments - related parties	2,217,059	1,846,564
Total assets	10,819,841	7,590,348

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	800	800
Marginal loan payable	-	23,664
Total Current Liabilities	$800	$24,464

Long-Term Liabilities:
Notes payable - net of current portion	$1,276,978	$588,859
Line of credit - related party, net of current portion	5,247,906	4,747,906
Total Long-Term Liabilities	6,524,884	5,336,765
Total Liabilities	$6,525,684	$5,361,229

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding as at September 30, 2022 and December 31, 2021.	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 182,370,497 and 177,922,436 issued and outstanding as at September 30, 2022 and December 31, 2021 respectively.	182,370	177,922
Additional paid in capital	19,206,627	19,211,075
Accumulated deficit	(15,094,840)	(17,159,878)
Minority Interest
Total Stockholders’ Equity	$4,294,157	$2,229,119
Total Liabilities and Stockholders’ Equity	10,819,841	7,590,348

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Revenue:
EDI Interest Income	$36,083	$-	$114,416	$-
Entrepreneurship Development	985,033	$146,000	3,760,033	146,000
Investment property sales	-	-		700,385
Principal transactions - Net	15,345	1,852,489	7,032,051	5,194,298
Total Revenue	$1,036,461	1,998,489	10,906,500	6,040,683

Cost of goods sold:
Entrepreneurship Development	233,213	34,100	871,090	34,100
Cost of sales - property	208,850	-		722,341
Principal transactions		1,024,753	7,622,369	4,101,852
Total cost of goods sold	442,063	1,058,853	8,493,459	4,858,293
Gross profit	594,398	939,636	2,413,041	1,182,390

Operating expenses:
General and administrative	73,014	60,233	213,606	98,349
Professional fees	27,668	40,561	135,324	135,261
Advertising and promotions	120	85	1,083	1,774
Interest expense	-	2,095	38	463
Total operating expenses	100,802	102,974	350,051	235,847
Income from operations	493,596	836,662	2,062,990	946,543

Other Income
Dividends	-		-	62
Unrealized gain (loss)	-	(756,928)	3,700	71
Net Income	493,596	79,734	2,066,690	946,676

Earnings (loss) per Share: Basic and Diluted	$0.0027	$0.0004	$0.0113	$0.0053

Weighted Average Common Shares Outstanding: Basic and Diluted	182,370,497	177,922,436	182,370,497	177,922,436

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Period Ended September 30, 2022

(Unaudited)

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230	30,769			30,769
Cumulative Restructuring adjustment	-	-		(36,993)	(36,993)
Net income for the period			-		-
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Issuance of common stock	8,000,000	8,000	13,978		21,978
Acquisition of business	-		222,378.0	(152,011)	70,367
Net income for the period			-	(82,980)	(82,980)
Balance, December 31, 2020	177,922,436	$177,922	$19,211,075	$(19,385,856)	$3,141
	-	-	-		-
Acquisition & Dispositions	-		-	19,025	19,025
Net income for the period			-	2,206,953	2,206,953
Balance, December 31, 2021	177,922,436	$177,922	$19,211,075	$(17,159,878)	$2,229,119
Issuance of common stock	4,448,061	4,448	(4,448)		-
Acquisition & Dispositions	-		-	(1,652)	(1,652)
Net income for the period			-	2,066,690	2,066,690
Balance, September 30, 2022	182,370,497	$182,370	$19,206,627	$(15,094,840)	$4,294,157

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASHFLOWS

Period Ended September 30, 2022 and 2021

	SEPTEMBER 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$2,066,690	$946,676
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset: Trading Securities	242,148	54110
Other Accrued Liabilities	(59,747)	(2,256)
Depreciation	46,771	-
Net cash provided by (used in) operating activities	2,295,862	998,530

Net Cash Flows from Investing Activities:
Real estate investment - net	(46,250)	664,111
Entrepreneurship Development	(3,511,371)	(2,974,133)
Crypto and Digital Assets	(34,000)	(19,200)
Long term Investments	(370,494)	(27,271)
Fixed Assets - other	(30,731)	-
Net cash provided by (used in) investing activities	(3,992,846)	(2,356,493)

Net Cash Flows from Financing Activities
Notes payable - related party	113,119	1,382,374
Notes payable - Long Term	575,000	192,667
Notes payable - Long Term	500,000	-
Net cash provided by (used in) financing activities	1,188,119	1,575,041

Net increase (decrease) in cash:	(508,865)	217,078
Cash at the beginning of the period:	599,390	1,630
Cash at the end of the period:	$90,525	$218,708

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$38	$-

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

On September 15, 2020, Video River Networks, Inc. (the “Company”) entered into a stock purchase agreement with Kid Castle Educational Corporation (“Kid Castle”), an entity related to, and controlled by our President and CEO with respect to the purchase through private placement, of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company). The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering. As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control” subsections of ASC 805-50. Following the acquisition, the Company now has 55% (which has now grown to 97.58%) of the voting control of and 100% of operating and financial control of Kid Castle.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the nine months ended September 30, 2022, we reported revenue of $10,906,500 and an accumulated deficit of $15,094,840 as of September 30, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Since April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the year ended December 31, 2021 and subsequent quarterly periods. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2022 and December 31, 2021 we did maintain $90,525 and $601,042 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – September 30, 2022	$203,902	$-	$-

Investments – trading securities – December 31, 2021	$446,050	$-	$-

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 4.9% of equity of the shares of any public companies as investments as of September 30, 2022.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

As at September 30, 2022 Video River Networks, Inc. has a 97.58% controlling stake in Kid Castle Educational Corporation. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases as of September 30, 2022. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of September 30, 2022, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

During the nine months ended September 30, 2022, the Company did recognized revenue of $10,906,500 consisting $7,032,051 in total principal transaction, and $3,760,033 from the Entrepreneurship Development Initiative. Company also recorded $114,416 in interest income from its Entrepreneurship Development Initiative.

Entrepreneurship Development Initiative (“EDI”) – Revenue

EDI revenue comes from the sale of shell from Alpharidge Capital LLC (“Alpharidge”) list of portfolio companies of custodianship companies. Alpharidge sells these custodianship or portfolio companies to ambitious entrepreneurs who have developed, or are developing viable business plans. While the sale prices differ from one shell to another, terms of payment is the major determinant of the sale-price. All-cash deals are the cheapest at less than $75,000. While hybrid options that combined small cash outlay with 24 months Convertible Notes are the most affordable. As at September 30, 2022, Alpharidge has sold thirteen shells altogether with prices ranging between $25,000 and $475,000 each in cash, equities, and convertible notes payable, totaling $3,760,033 for the period. The Company also recorded $114,416 in interest income from its Entrepreneurship Development Initiative.

Advertising Costs:

We expense advertising costs when advertisements occur. During the nine months ended September 30, 2022, the Company did recognized advertising costs of $1,083 compared to $ 1,493 it spent in nine months ended September 30, 2021.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of September 30, 2022 and to the best of our knowledge, no legal proceedings are pending or threatened.

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

Contractual Obligations

We were not subject to any contractual obligations as at September 30, 2022.

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

Net trading revenue consisted of the following:

January 1, 2022 to September 30, 2022	Total
Revenue from sales of securities	$7,032,051
Cost of securities	(7,622,369)
Net loss from principal transactions	$(590,318)

NOTE 6. SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

Below is the schedule of the details of the Real Estate Investments sales transactions during the period:

	30-Sep-22	30-Sep-21
Description
Sales - Investment property	$	$700,385
Cost:
Investment property sold		(722,341)

Total costs		(722,341)
Gain on real estate investment sales	$	$(21,956)

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	September 30, 2022	December 31, 2021
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$0
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	1,275,978	588,859
Total Line of credit - related party	1,275,978	588,859
Less: current portion
Total Long-term Line of credit - related party	$1,275,978	$588,859

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of September 30, 2022, the Company had $0 balance due on this LOC.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $1,275,978 as of September 30, 2022.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2022 to September 30, 2022, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended September 30, 2022	Period ended September 30, 2021
Net income	$2,066,690	$946,676
Adjusted Net income attribution to stockholders	$2,066,690	$946,676
Weighted-average shares of common stock outstanding
Basic and Diluted	182,370,497	177,922,436
Net income per share
Basic and Diluted	$0.0113	$0.0053

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of September 30, 2022 and December 31, 2021 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of September 30, 2022 and December 31, 2021 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended September 30, 2022 and December 31, 2021:

	Percent	30-Sep-22	31-Dec-21

Federal statutory rates	21.0%	$(3,169,916)	$(3,603,574)
State income taxes	5.0%	(754,742)	(857,994)
Permanent differences	-0.5%	75,474	85,799
Valuation allowance against net deferred tax assets	-25.5%	3,849,184	4,375,769
Effective rate	0%	$-	$-

At September 30, 2022 and December 31, 2021, the significant components of the deferred tax assets are summarized below:

	30-Sep-22	31-Dec-21
Deferred income tax asset
Net operation loss carryforwards	(15,094,840)	(17,159,878)
Total deferred income tax asset	3,924,658	4,461,568
Less: valuation allowance	(3,924,658)	(4,461,568)
Total deferred income tax asset	$-	$-

The Company has recorded as of September 30, 2022 and December 31, 2021, a valuation allowance of $3,924,658 and $4,461,568 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $3,924,658 as at September 30, 2022 decreased by $851,507 compared to December 31, 2021 of $4,461,568, as a result of the Company generating additional net operating income of $2,062,990.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2022 and December 31, 2021.

The Company has net operating loss carry-forwards of approximately $15,094,840. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of September 30, 2022, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. has a marginal loan agreement as part of its new trading account process with brokerage firms to continue the purchase of securities and to fund the underfunded balance. This account has balances of $0.00 and $23,664 at September 30, 2022 and 2021.

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

The Company had the following related party payable transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of September 30, 2022, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $1,276,978 from the line of credit as of September 30, 2022.

●	Long-term liabilities – Effective December 31, 2020, Alpharidge Capital LLC entered a proprietary model licensing agreement, pursuant it would pay certain percent of such revenue generated by designated activities to Poverty Solutions Inc. As at September 30, 2022, pursuant to the agreement, the Company has accrued a total of $5,247,906 long term liability payable to the entity that also controls 4.39% of the Company’s common stock.

The Company had the following related party notes receivable transactions:

●	Mortgage Note – On November 12, 2021, the Company made a mortgage loan to Mr. Frank I Igwealor, its President and CEO, in the amount of $2.2 million to aid the acquisition of certain real estate property. The mortgage loan was secured by first/senior lien on the property purchased.

●	Mortgage Note – On December 30, 2021, the Company made a mortgage loan to Community Economic Development Capital, LLC, a California limited liability company controlled by Mr. Frank I Igwealor, the Company’s President and CEO, in the amount of $314,000 to aid the acquisition of certain real estate property. The mortgage loan was secured by first/senior lien on the property purchased.

●	Long term Notes Receivable – related parties: On October 12, 2021, the Company made interest free loans of $100,000 each, to two companies related to, and control by Mr. Frank I Igwealor, the Company’s President and CEO. As at September 30, 2022, the Company has $113,119 outstanding on these interest free notes to related parties.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various company for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equity consists of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. As at September 30, 2022, the Company has $2,069,388 as Long term Investments - related parties.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2022 and December 31, 2021, we were authorized to issue 1,000,000 shares, and we have issued 1 shares of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding as at September 30, 2022 and December 31, 2021.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 as at September 30, 2022 and December 31, 2021.

Nine months ended September 30, 2022

The Company has issued 4,448,061 shares of our common stock to Professional service providers as payment for their services. As at September 30, 2022, the Company has as common stock issued and outstanding, 182,370,497 held by more than 169 shareholders.

Warrants

No warrants were issued or outstanding as at September 30, 2022 and December 31, 2021.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after September 30, 2022 through November 13, 2022, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

Basis of Presentation

The unaudited financial statements for the three months ended September 30, 2022 and 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

The consolidated financial statements of the Company therefore include the 3 months operating results of the all wholly owned subsidiaries and the balance sheet represent the financial position as at September 30, 2022, of the Company includes Alpharidge Capital LLC and Others subsidiaries in which Video River Networks has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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
b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.

5.	Operating expenses during the twelve months would be as follows:

a.	For the six months through May 30, 2023, we anticipate to incur general and other operating expenses of $388,000.
b.	For the six months through November 30, 2023 we anticipate to incur additional general and other operating expenses of $378,000.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of September 30, 2022, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three months ended September 30, 2022, as Compared to three months ended September 30, 2021

Revenues — The Company recorded $1,036,461 in revenue for the three months ended September 30, 2022 as compared to $1,998,489 for the same period of September 30, 2021.

Operating Expenses — Total operating expenses for the three months ended September 30, 2022 was $100,802 as compared to $102,974 in the same period in, 2021, due to increased operating activities, namely, consultants and financial audit cost, during the period ended September 30, 2022.

Net Income — Net income for the three ended September 30, 2022 was $493,596 as compared to Net Income of $79,734 for the three months ended September 30, 2021, which included unrealized loss of $756,928.

Nine months ended September 30, 2022, as compared to nine months ended September 30, 2021

Revenues — The Company recorded $10,906,500 in revenue for the nine months ended September 30, 2022 as compared to $6,040,683 for the same period of September 30, 2021.

Operating Expenses — Total operating expenses for the nine months ended September 30, 2022 was $350,051 as compared to $235,847 in the same period in, 2021, due to increased operating activities, namely, consultants and financial audit cost, during the period ended September 30, 2022.

Net Income — Net income for nine months ended September 30, 2022 was $2,066,690 as compared to Net Income of $946,676 for the nine months ended September 30, 2021, which include unrealized gain of $71.

OCI - Unrealized Gain or Other Comprehensive Income for nine months ended September 30, 2022 was $3,700, as compared to Unrealized gain of $71, for the nine months ended September 30, 2021. The other-comprehensive-income of $3,700 was a result of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2022, the Company had a working capital of $293,627, consisting of $90,525 in cash, $203,902 in Trading Securities, and $800 in short-term liabilities.

For the nine months period ended September 30, 2022, the Company generated $2,295,862 from operating activities, used $3,992,846 on investing activities, and generated cash of $1,188,119 from financing activities, resulting in an decrease in total cash of $508,865 and a cash balance of $90,525 for the period. Compared to the nine months period ended September 30, 2021, the Company generated $998,530 from operating activities, used $2,356,493 on investing activities, and generated cash of $1,575,041 from financing activities, resulting in an increase in total cash of $217,078 and a cash balance of $218,708 for the period.

As of September 30, 2022, total stockholders’ equity increased to $4,294,157 from $2,229,119 as of December 31, 2021.

As of September 30, 2022, the Company had a cash balance of $90,525 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of September 30, 2022. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2022:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2022, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2022, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

VIDEO RIVER NETWORKS, INC.

Date: November 21, 2022	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

