Form 10-K
period 2022-12-31
Video River Networks, Inc.
filed 2023-04-18
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

As of April 14, 2023, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,879,109 using the average bid and ask price on that day of $0.0130 and a public float of 144,546,809 shares.

As of December 31, 2022, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,806,835 using the average bid and ask price on that day of $0.0125 and a public float of 144,546,809 shares.

As at April 14, 2023, the number of shares of common stock issued and outstanding was 182,370,497.

As at December 31, 2022, the number of shares of common stock issued and outstanding was 182,370,497.

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

Following the change of control transaction listed above, the Company appointed Mr. Frank I Igwealor as President and CEO. Our corporate office is located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Our telephone number is (310) 895-1839

As of December 31, 2022, we had no W-2 employee, but three of our officers and directors provide all the services without pay until we formally enter into employment contract with them as full-time employees.

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

General – Electric Vehicles (EV) Business

The Company’s Electric Vehicles (EV) business model is a newly created business model created in the 3rd quarter of 2020, for the purpose of effecting a merger, recapitalization, asset acquisition, stock purchase, reorganization or similar Business acquisition with one or more EV manufacturers and related businesses through our EV Business acquisition plan. We have not selected any specific EV Business acquisition target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any EV Business acquisition target. We have generated minimal revenues to date and we do not expect that we will generate significant operating revenues at the earliest until we consummate our initial EV Business acquisition. While we may pursue an acquisition opportunity in the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) industry or sector, we intend to focus on: (1) businesses that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles; and (2) businesses that design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered using Artificial Intelligence, Machine Learning and Robotic technologies.

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

As of December 31, 2022, we owned zero investment property in California, and we expect to continue to expand to other real estate asset classes including single and multifamily properties. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring tenants’ satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe a web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by property type so lease expirations are matched to each property’s seasonal rental patterns. We generally offer leases ranging from twelve to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to tenants’ changing needs and a high level of satisfaction.

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

We believe this supply/demand dynamic creates significant opportunity for owners of industrial facilities, particularly those focused on niche categories, as options are limited for tenants requiring specialized buildings. We intend to capitalize on this opportunity by purchasing and deploying specialized industrial real estate assets.

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

Risk Management

As of December 31, 2022, we owned three properties. We embraced portfolio diversification at acquisitions as our main risk management strategy. We will continue to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 25% of our total assets and that no single tenant will exceed 30% of our total assets.

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

Plan of Operations

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and figures in our plan of operation. As at December 31, 2022, we have zero available-for-sale real estate properties.

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

Employees

As of December 31, 2022, we had 3 non-W2 staff considered to be part of our management team. Those three include our sole officer, Frank I Igwealor and Director, Patience Ogbozor. We have not experienced any work stoppages, and we consider our relations with our officers to be good.

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

The Company has and operates small ongoing revenue generating businesses. As of December 31, 2022, the Company reported revenue of $3,866,539 and an accumulated deficit of $16,394,409 as of the end of the period. Further, we expect to incur significant costs in pursuit of our EV acquisition plans. Management’s plans to address this need for capital are discussed in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial EV business combination may not be successful. These factors, among other conditions, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

We have a limited operating history. We currently own zero investment properties. We are subject to many of the business risks and uncertainties associated with any new business enterprise. We cannot assure you that we will be able to operate our business successfully or profitably or find additional suitable investments. Our ability to provide attractive risk-adjusted returns to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to continue to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations and the execution on our business plan depend on several factors, including the availability of additional opportunities for investment, the performance of our existing properties and tenants, the availability of adequate equity and debt financing, conditions in the financial markets and economic conditions.

Risks Related to Our Real Estate Investments and Operations

Our current real estate portfolio consists of zero investment properties and will likely continue to be concentrated in a limited number of properties in the future, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

As at December 31, 2022, we currently own zero investment properties. We have no tenant nor rental revenues for the year ended December 31, 2022. Lease payment defaults by any of our future tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. A lack of diversification may also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our future tenants, would subject us to a significant risk of loss.

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

These risks may reduce the funds available for distribution to stockholders and the Operating Partnership’s unitholders. Further, the development and redevelopment of multifamily properties is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor above titled “General real estate investment risks may adversely affect property income and values.”

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

We may, from time to time, engage in development or redevelopment of properties that we acquire. Development and redevelopment activities entail risks that could adversely impact our financial condition and results of operations, including:

●	construction costs, which may exceed our original estimates due to increases in materials, labor or other costs, which could make the project less profitable;
●	permitting or construction delays, which may result in increased project costs, as well as deferred revenue;
●	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;
●	claims for warranty, product liability and construction defects after a property has been built;
●	health and safety incidents and site accidents;
●	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we rely;
●	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;
●	labor stoppages, slowdowns or interruptions;
●	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings; and
●	weather-related and geological interference, including landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

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

We expect to acquire additional real estate assets, which we intend to finance primarily through newly issued equity or debt. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable, due to global or regional economic uncertainty, changes in the state or federal regulatory environment relating to our industry, our own operating or financial performance or otherwise, to access capital markets on a timely basis and on favorable terms or at all.

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

Payments of principal and interest on our borrowings that we may incur in the future may leave us with insufficient cash resources to operate the properties that we expect to acquire. Our level of debt and the limitations imposed on us by debt agreements could have significant material and adverse consequences, including the following:

●	our cash flow may be insufficient to meet our required principal and interest payments;
●	we may be unable to borrow additional funds as needed or on favorable terms, or at all;
●	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
●	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;
●	we may be forced to dispose of one or more of the properties that we expect to acquire, possibly on disadvantageous terms;
●	we may default on our obligations or violate restrictive covenants, in which case the lenders may accelerate these debt obligations; and
●	our default under any loan with cross default provisions could result in a default on other indebtedness.

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

Our senior management team will have broad discretion over our investments, and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in periodic filings with the SEC. We will rely on the senior management team’s ability to execute acquisitions and dispositions of multifamily properties, subject to the oversight and approval of our board of directors. Our senior management team will be authorized to pursue acquisitions and dispositions of real estate investments in accordance with very broad investment guidelines, subject to approval of our board of directors.

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

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Our stockholders generally have a right to vote only on the following matters:

●	the election or removal of directors;
●	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:
●	change our name;
●	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
●	increase or decrease the aggregate number of shares of stock that we have the authority to issue;
●	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and
●	effect certain reverse stock splits;
●	our liquidation and dissolution; and
●	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

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

Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of our common stock include:

●	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
●	changes in government policies, regulations or laws;
●	our ability to make acquisitions on preferable terms or at all;
●	the performance of our current properties and additional properties that we acquire;
●	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
●	actual or anticipated accounting problems;
●	changes in market valuations of similar companies;
●	adverse market reaction to any increased indebtedness we may incur in the future;
●	interest rate changes;
●	additions to or departures of our senior management team;
●	speculation in the press or investment community or negative press in general;
●	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
●	refusal of securities clearing firms to accept deposits of our securities;
●	the realization of any of the other risk factors presented in this report;
●	actions by institutional stockholders;
●	price and volume fluctuations in the stock market generally; and
●	market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2022, there were no unresolved SEC comments issued to the Company.

ITEM 2. PROPERTIES

While we currently own zero investment properties in Los Angeles California, we do not own any commercial or industrial property as at the date of filing. Our principal business, executive and registered statutory office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501 and our telephone number is (310) 895-1839 and email contact is invest@cbdxfund.com. The space is a shared office space, which at the current time is suitable for the conduct of our business.

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

As of December 31, 2022, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

The quotations below reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions:

Fiscal Year Ended on December 31, 2022	High Bid	Low Bid
1st Quarter	0.1344	0.0310
2nd Quarter	0.0350	0.0150
3rd Quarter	0.0350	0.0230
4th Quarter	0.0300	0.0120

Fiscal Year Ended on December 31, 2021	High Bid	Low Bid
1 st Quarter	0.1930	0.0710
2 nd Quarter	0.0955	0.0440
3 rd Quarter	0.1450	0.0639
4 th Quarter	0.1574	0.0742

(b)	Security Holders

The number of record holders of our common stock at December 31, 2022 was 164 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

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

On November 1, 2021, the Company issued a total of 8,000,000 shares of its Common Stock related to the conversion of $80,000 in debt

On May 11, 2022, the Company issued 4,448,061 shares of its Common Stock to Maxim Partners LLC, an Investment Banking service provider as payment for their ongoing and future services. As at December 31, 2022, the Company has as common stock issued and outstanding, 182,370,497 held by more than 169 shareholders.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had zero cash flows from operations for the twelve months ended December 31, 2022 and 2021 These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

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

The Company generates revenue primarily from: (1) the sale of homes/properties; (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents; (3) principal transactions from sales of trading securities, less original purchase cost; and (4)Entrepreneurship Development Initiative Revenue. Principal transaction is net trading revenues consisting primarily of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sale of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitation) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS).

Entrepreneurship Development Initiative Revenue:

Alpharidge Capital LLC, an operating subsidiary of the Company operates an Entrepreneurship Development Initiative through which it acquires abandoned shell companies that are listed on the OTC expert market with the goal of cleaning them up and deploying them into the capital markets for possible merger/acquisition to small businesses that are looking for vehicles to help boost their businesses and create jobs for their family and friends. Alpharidge’s process flows as follows: (1) The acquisition of control of abandoned shell/pubco through cash-purchase of custodianship process. All shells/pubcos acquired are held in the name of Alpharidge or one of its affiliates; (2) Alpharidge cleanse and revives the shell/pubcos; (3) Alpharidge issues control-block-shares of the pubco to CED Capital an affiliate company, to hold in trust for Alpharidge. (4) CED sells the control-block-shares of the pubco to buyers in exchange for cash or notes. The cash component goes to Alpharidge immediately, while the note is simultaneously assigned to Alpharidge; and (5) Alpharidge releases control of the pubco to the new buyer and recognize the revenue from the sale done on its behalf by CED Capital. As at December 31, 2022 the Company recognized $4,850,408 in Entrepreneurship Development Initiative Revenue consisting of $4,655,033 from shell/pubco sales and $195,376 from accrued interest.

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

Except for the October 29, 2019 transaction in which the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) to Community Economic Development Capital LLC, no other potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2022 and 2021.

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

Results of Operations

Comparison of Fiscal Years 2022 and 2021

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

Revenues — We are generating substantially all our revenue from entrepreneurship development initiative, principal transactions in proprietary trading operation, and interest accrual on EDI Notes. For the year ended December 31, 2022, revenue from entrepreneurship development initiative was $4,655,033, net revenue from principal transactions was $(983,869), and EDI interest revenue of $195,376 for total revenue of $3,866,539. Compared to revenue from entrepreneurship development initiative was $146,000 and revenue from principal transactions was $7,331,882 for total revenue of $7,477,882 for the year ended December 31, 2021.

Operating Expenses — Operating expense was $1,734,148 and $309,963 for the years ended December 31, 2022 and 2021 respectively. Operating expense consists of costs related to the establishment of corporate governance; and costs associated with our plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, and professional fees, other general business outside consulting activities. Operating expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

Net Income (Loss) — Net Income for the year ended December 31, 2022 was $767,121 compared to Net Income of $2,206,953 for the year ended December 31, 2021.

Accumulated Deficit – As at December 31, 2022, we have accumulated deficit of $16,394,409 compared to accumulated deficit of $17,159,878 as at December 31, 2021.

Liquidity and Capital Resources

Cash and Cash Equivalent – As at December 31, 2022, we had $64,579 cash on hand compared to $701,042 in cash as at December 31, 2021.

Other Current Assets – Inventory and Receivables - As at December 31, 2022, we had $143,198 in account receivable compared to $446,050 as at December 31, 2021.

Related parties liabilities - As at December 31, 2022, we had $419,979 balance from advances from related compared to $588,859 as at December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had $64,579 cash on hand compared to $701,042 as at December 31, 2021. We anticipate that our cash position is sufficient to fund current operations. We believe that our capital resources, including cash on hand, cash generated from operations, and available capacity on our credit facility, will provide us with sufficient liquidity to meet our strategic objectives, maintain current operations and execute the capital program for the next 12 months and beyond, given current oil price trends and production levels. In accordance with our investment policy, available cash balances are held in our primary cash management banks or tradable securities for short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO. As of December 31, 2022, the company controlled by our president and CEO has loaned operating capital, pursuant to a Line of Credit Agreements to advance or loan any additional funds to us in the future. We have not yet achieved significant profitability. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability. Future financing of our operation depends largely on our controlling shareholder, Mr. Igwealor, advancing most or all of our operating budget.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

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
b.	Acquire 4 more properties especially in regions where RE is at or below their book-value.
5.	Operating expenses during the twelve months would be as follows:
a.	For the six months through June 30, 2023, we anticipate to incur general and other operating expenses of $238,000.
b.	For the six months through December 31, 2023 we anticipate to incur additional general and other operating expenses of $328,000.

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

VIDEO RIVER NETWORKS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DEC. 31, 2022 and 2021

VIDEO RIVER NETWORKS, INC.

FINANCIAL STATEMENTS

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Video River Networks Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Video River Networks Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The Company has an accumulated deficit of $ 16,394,409 for the year ended December 31, 2022. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenue recognition

As discussed in Note 2 to the financial statements, the revenue related to the sale of an asset called Entrepreneurship Development Initiative [EDI] & sale of trading securities are particularly outside of the intended nature of operations of Video Rivers Networks Inc. (NIHK).

We identified the Company’s revenue recognition policy for revenue generated by the sale of Entrepreneurship Development Initiative [EDI] & sale of trading securities as a critical audit matter.

The procedures performed to address the mater included; obtaining and reviewing legal documents for each transaction, examining the support for the consideration received to ensure proper valuation and evaluating if the assets sold constitute a business as defined by generally accepted accounting principles, and obtaining independent verification of the securities fair market value.

Related party transactions:

As discussed in Note 2 to the financial statements, Video Rivers Networks Inc. (NIHK) has significant related party transactions affecting the assets and liabilities of the company.

We identified the Company’s related party transactions as a critical audit matter because, it is a significant in amount which is follows:

During the period under review, the Company sold nine of its EDI Notes and one Mortgage Note to Los Angeles Community Capital (LA Community Capital), a Company controlled by the our President and CEO, in exchange for long-term debt owed to LA Community Capital and its affiliates. The EDI Notes were sold at their face (stated) amount without discount and the Mortgage Note was sold at face (stated) amount plus accrued interest. The EDI Notes has a total face amount of $3.5 million while the Mortgage Notes has a face amount of $2.2 million and accrued interest total of $0.11 million as at December 30, 2022, the date of the sale/purchase transaction.

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

Newhall, California April 15, 2023

VIDEO RIVER NETWORKS INC

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$64,579	$701,042
Investments - trading securities	143,198	446,050
Total Current Assets	207,777	1,147,092

Accrued Interest Receivable	$85,375	$-
Investments - unrelated parties	30,000	-
Fixed assets - net	101,081	128,704
Notes Receivable Entrepreneurship Devpt.	1,693,420	1,658,987
Long term Notes Receivable - related parties	747,000	200,000
Mortgage Notes Receivable - related parties	-	2,609,001
Long term Investments - related parties	553,314	1,846,564
Total assets	3,417,967	7,590,348

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$3,400	800
Marginal loan payable		23,664
Total Current Liabilities	$3,400	$24,464

Long-Term Liabilities:
Notes payable - net of current portion	$419,979	$588,859
Line of credit - related party		4,747,906
Total Long-Term Liabilities	419,979	5,336,765
Total Liabilities	$423,379	$5,361,229

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding as at December 31, 2022 and 2021 respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 182,370,497 issued and outstanding as at December 31, 2022 and 2021 respectively	182,370	177,922
Additional paid in capital	19,206,627	19,211,075
Accumulated deficit	(16,394,409)	(17,159,878)

Total Stockholders’ Equity	$2,994,588	$2,229,119
Total Liabilities and Stockholders’ Equity	3,417,967	7,590,348

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2022 and 2021

	December 31
	2022	2021
Revenue:
Entrepreneurship Development	$4,850,408	$146,000
Principal transactions - Net	(983,869)	7,331,882
Total Revenue	3,866,539	$7,477,882

Cost of goods sold:
Entrepreneurship Development	1,368,115	49,400
Licensing Fees	-	4,747,906
Total cost of goods sold	1,368,115	4,797,306
Gross profit	2,498,424	2,680,576

Operating expenses:
General and administrative	$1,528,462	140,292
Professional fees	201,861	154,324
Advertising and promotions	4,451	14,912
Interest expense	229	435
Total operating expenses	$1,735,003	309,963
Income (loss) from operations	$763,421	2,370,613

Other Income
Dividends	$1	77
Unrealized gain (loss)	3,699	(163,736)
Net Income	$767,121	2,206,953

Earnings (loss) per Share: Basic and Diluted	$0.0042	$0.0124

Weighted Average Common Shares Outstanding: Basic and Diluted	182,370,497	177,922,436

The accompanying notes to audited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years Ended December 31, 2022 and 2021

	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230	30,769			30,769
Cumulative Restructuring adjustment	-	-		(36,993)	(36,993)
Net income for the period			-		-
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Issuance of common stock	8,000,000	8,000	13,978		21,978
Acquisition of business	-		222,378.0	(152,011)	70,367
Net income for the period			-	(82,980)	(82,980)
Balance, December 31, 2020	177,922,436	$177,922	$19,211,075	$(19,385,856)	$3,141
	-	-	-		-
Acquisition & Dispositions	-		-	19,025	19,025
Net income for the period			-	2,206,953	2,206,953
Balance, December 31, 2021	177,922,436	$177,922	$19,211,075	$(17,159,878)	$2,229,119
Issuance of common stock	4,448,061	4,448	(4,448)		-
Acquisition & Dispositions	-		-	(1,652)	(1,652)
Net income for the period			-	767,121	767,121
Balance, December 31, 2022	182,370,497	$182,370	$19,206,627	$(16,394,409)	$2,994,588

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASHFLOWS

Years Ended December 31, 2022 and 2021

	DECEMBER 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$767,121	$2,206,953
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset:Trading Securities	302,852	(354,839)
Accrued expenses and other liabilities	(85,427)	800
Depreciation	62,353	17,552
Net cash provided by (used in) operating activities	1,046,899	1,870,466

Net Cash Flows from Investing Activities:
Real estate investment - net	(53,184)	-
Lingstar Electric Vehicles Invt		(51,241)
Crypto Currency Mining Rigs		(19,200)
Long term Investments	1,316,434	(1,846,564)
Fixed Assets - other	(34,731)	(75,815)
Net cash provided by (used in) investing activities	1,228,519	(1,992,820)

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	(23,664)	23,549
Notes payable - related party	(4,817,786)	5,066,206
Notes payable - Entrepreneurship Development	(34,433)	(1,658,987)
Mortgage payable/receivable	2,609,001	(2,609,001)
Notes payable - unrelated party	(645,000)
Net cash provided by (used in) financing activities	(2,911,882)	821,767

Net increase (decrease) in cash:	(636,464)	699,412
Cash at the beginning of the period:	701,042	1,630
Cash at the end of the period:	$64,579	$701,042

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$38	$435
Cash paid for tax	$-	$-

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

The consolidated financial statements of the Company therefore include Video River Networks, Inc. and subsidiaries of its subsidiary, Alpharidge Capital, LLC (“Alpharidge”), and subsidiaries, in which it has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended December 31, 2022, we reported revenue of $3,866,539 and an accumulated deficit of $16,394,409 as of December 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Since April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the year ended December 31, 2022 and subsequent quarterly periods. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. as of December 31, 2022 and December 31, 2021 we did maintain $64,579 and $701,042 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – December 31, 2022	$143,198	$-	$-

Investments – trading securities – December 31, 2021	$446,050	$-	$-

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 4.9% of equity of the shares of any public companies as investments as of December 31, 2022.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

As at December 31, 2022 Video River Networks, Inc. has a 81.75% controlling stake in Kid Castle Educational Corporation. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases as of December 31, 2022. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. as of December 31, 2022, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

During the year ended December 31, 2022, the Company did recognized revenue of $3,866,539 consisting $(983,869) in total principal transaction, and $4,655,033 from the Entrepreneurship Development Initiative. The Company also recorded $195,376 in interest income from its Entrepreneurship Development Initiative.

Entrepreneurship Development Initiative (“EDI”) – Revenue

EDI revenue comes from the sale of shell from Alpharidge Capital LLC (“Alpharidge”) list of portfolio companies of custodianship companies. Alpharidge sells these custodianship or portfolio companies to ambitious entrepreneurs who have developed, or are developing viable business plans. While the sale prices differ from one pubco to another, terms of payment is the major determinant of the sale-price. All-cash deals are the cheapest at less than $75,000. While hybrid options that combined small cash outlay with 24 months Convertible Notes are the most affordable. as at December 31, 2022, Alpharidge has sold fifteen shells altogether with prices ranging between $25,000 and $475,000 each in cash, equities, and convertible notes payable, totaling $3,760,033 for the period. The Company also recorded $195,376in interest income from its Entrepreneurship Development Initiative.

Advertising Costs:

We expense advertising costs when advertisements occur. During the year ended December 31, 2022, the Company did recognized advertising costs of $4,451 compared to $14,912 it spent during the year ended December 31, 2021.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of December 31, 2022 and to the best of our knowledge, no legal proceedings are pending or threatened.

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

Contractual Obligations

We were not subject to any contractual obligations as at December 31, 2022.

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

Net trading revenue consisted of the following:

January 1, 2022 to December 31, 2022	Total
Revenue from sales of securities - net	$(983,869)

Net loss from principal transactions	$(983,869)

NOTE 6. SALES – INVESTMENT PROPERTY

Due to the uncertainty related to the Real Estate Industry due to the ongoing Rate Hike by the US Fed Reserve, the company is holding off on its real estate acquisitions and dispositions program until more clarity is seen in the industry.

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	December 31, 2022	December 31, 2021
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	419,979	588,859
Total Line of credit - related party	419,979	588,859
Less: current portion
Total Long-term Line of credit - related party	$419,979	$588,859

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $419,979 as of December 31, 2022.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2022 to December 31, 2022, as there are no potential shares outstanding that would have a dilutive effect.

	Year ended December 31, 2022	Year ended December 31, 2021
Net income	$767,120	$2,206,876
Dividends	1	77
Adjusted Net income attribution to stockholders	$767,121	$2,206,953
Weighted-average shares of common stock outstanding
Basic and Diluted	182,370,497	177,922,436
Net income per share
Basic and Diluted	$0.0042	$0.0124

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2022 and December 31, 2021 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of December 31, 2022 and December 31, 2021 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended December 31, 2022 and December 31, 2021:

	Percent	31-Dec-22	31-Dec-21

Federal statutory rates	21.0%	$(3,442,826)	$(3,603,574)
State income taxes	5.0%	(819,720)	(857,994)
Permanent differences	-0.5%	81,972	85,799
Valuation allowance against net deferred tax assets	-25.5%	4,180,574	4,375,769
Effective rate	0%	$-	$-

At December 31, 2022 and December 31, 2021, the significant components of the deferred tax assets are summarized below:

	31-Dec-22	31-Dec-21
Deferred income tax asset
Net operation loss carryforwards	16,394,409	(17,159,878)
Total deferred income tax asset	4,262,546	4,461,568
Less: valuation allowance	(4,262,546)	(4,461,568)
Total deferred income tax asset	$-	$-

The Company has recorded as of December 31, 2022 and December 31, 2021, a valuation allowance of $4,262,546 and $4,461,568 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance 4,262,546 as at December 31, 2022 decreased by $199,022 compared to December 31, 2021 of $4,461,568, as a result of the Company generating additional net operating income of $767,121.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2022 and December 31, 2021.

The Company has net operating loss carry-forwards of approximately $16,394,409. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

as of December 31, 2022, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of December 31, 2022, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party payable transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $419,979 from the line of credit as of December 31, 2022.

On December 30, 2022, the Company sold nine of its EDI Notes and one Mortgage Note to Los Angeles Community Capital (LA Community Capital), a Company controlled by our President and CEO, in exchange for long-term debt owned to LA Community Capital and its affiliates. The EDI Notes were sold at their face (stated) amount without discount and the Mortgage Note was sold at face (stated) amount plus accrued interest. The EDI Notes has a total face amount of $3.5 million while the Mortgage Notes has a face amount of $2.2 million and accrued interest total of $0.11 million as at December 30, 2022, the date of the sale/purchase transaction.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various company for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equity consists of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. as at December 31, 2022, the Company has $1,869,748 as Long term Investments - related parties. However, following the spectacular collapse of Silicon Valley Bank due to inflated valuation of assets on its book which had obviously decline in value beyond recoverability, the Company made a business judgment call to mark those securities to the fair market value as at December 31, 2022. The mark-to-market excise resulted in impairment charge of $1,316,434, which the Company acknowledged immediately because management believes that the value of those held to maturity securities have been impaired beyond recoverabiity.

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

On September 15, 2020, Video River Networks, Inc. (the “Company”) entered into a stock purchase agreement with certain corporation related to our President and CEO with respect to the private placement of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company). The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. The issuance did not involve any public offering; no general solicitation or general advertising was used in connection with the offering. Community Economic Development Capital, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, industrial and commercial real estate, and other real estate related services.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2022 and December 31, 2021, we were authorized to issue 1,000,000 shares, and we have issued 1 shares of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding as at December 31, 2022 and December 31, 2021.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 as at December 31, 2022 and December 31, 2021.

Twelve Months ended December 31, 2022

The Company has issued 4,448,061 shares of our common stock to Professional service providers as payment for their services. as at December 31, 2022, the Company has as common stock issued and outstanding, 182,370,497 held by more than 169 shareholders.

Warrants

No warrants were issued or outstanding as at December 31, 2022 and December 31, 2021.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after December 31, 2022 through April 14, 2023, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

During the audit of our financial statements for the year ended December 31, 2022, the auditors identified the following deficiency in NIHK’s internal control to be a material weakness:

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

Based on its assessment, management concluded that as of December 31, 2022 our disclosure controls and procedures were ineffective. We plan to take measures to continue improving our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

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

Changes in internal control over financial reporting

We are continuing our efforts to improve our internal controls over financial reporting. Among other improvements, we shall implement a comprehensive ERP system that will improve the Company’s internal controls. As of the date of this Form 10K, management is unable to meaningfully determine the date the ERP system will be installed and become operational, but expects it to be installed in the first quarter of 2026. The Company believes that full implementation of its new ERP System will improve disclosure controls and procedures by performing the following functions:

●	Maintain detailed records and produce comprehensive financial statements on a periodic basis allowing management to review and detect irregular financial activities;

●	Place different check-points on the progression of ordinary monetary activities of the business; and

●	Delineate individual and/departmental responsibilities and effectively separate respective departmental transactions so as to prevent occurrence of intentional misappropriation of funds.

Pending the implementation of the ERP system, we shall implement additional controls to ensure that our internal controls over financial reporting are effective. These controls include:

●	All departments requesting funds must obtain written approval from the Chief Executive Officer or the Chairman of the Board before the accounting department may commence processing payments;

●	All fund transfer applications must be approved by the applicable department supervisor before the application may be processed. No one can authorize their own application. This is applicable to all staff including staff at the managerial level;

●	All fund transfer applications must be accompanied by supporting documentation, such as a copy of the relevant contract copy of the relevant invoice or stock pre-payment statement;

●	Stock purchases require the approval of the supervisor or manager of the relevant department, the approval of the accounts department, and a stock receipt and suppliers’ certification. Finally the application must be approved by the Chairman of the Board before funds may be released; and

●	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	52	Chairman, Director and Chief Executive and Financial Officer	November 2019 to present
Ms. Patience Ogbozor	37	Director	October 2019 to present
Bishop Christopher Milton	57	Director	November 2020 to present
Ms. Perpetual U Emeana	32	Director	April 2021 to present

*Age As at December 31, 2022.

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

Frank has an extensive financial consulting experience as a CPA, CMA, CFM consultant, Frank have provided top-level financial reporting, Accounting, SEC Reporting, Business Valuation, Mergers & Acquisitions, GAAP/ IFRS Conversion, Pre IPO/RTO Prep, 280E Tax, and Biological Assets Valuation. Frank has been an important part of the team that successfully delivered on the following:

●	Consolidated subsidiaries and shepherd the consolidated holding company through GAAP and IFRS audit and get them listed on the US and Canadian exchanges.
●	Prepared complete audit packages, which includes workpapers and all necessary documentation. Frank does not do audits or any attest work. This is as a result of Sarbanes-Oxley legislation which prohibits auditors from preparing financial statements or conducting any accounting work for their clients.
●	Help dispensaries and cultivation owners to set up standardized (best practice) accounting and financial reporting systems.
●	Frank continues to have ongoing consulting project for legal-cannabis businesses such as managing the filing of Form 10-K, 10-Q and the associated audit, or just assisting on a technical accounting question such as providing a journal entry for a specific transaction.

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

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mr. Frank I Igwealor, Chair, CEO, CFO	2022	—		—	—	—	—	—	—		—
Mr. Frank I Igwealor, Chair, CEO, CFO	2021	—		—	—	—	—	—	—	(i)	—
Mr. Frank I Igwealor, Chair, CEO, CFO	2020	—	—	—	3,100	—	—	—	0	(ii)	3,100
Mr. Frank I Igwealor, Chair, CEO, CFO	2019	—	—	—	—	—	—	—	0	(iii)	0

Notes:

(i)

(ii)

(iii)

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2022. The Company has never granted any stock options.

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

Unless otherwise stated, the address for all 5% owners, officers and directors listed below is: 370 Amapola Ave., Suite 200A, Torrance, CA 90501.

Title of Class		Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Preferred stock	(a)	Frank I Igwealor	1	100%
Common stock	(b)	Frank I Igwealor	50,933,829	27.93%

Common stock	(c)	Directors and officers as a group	50,933,829	27.93%

NOTES:

(a)	The control share sold to CED Capital is convertible to 150 million shares of our Common stock. Same share reverted to Frank I Igwealor as part of the process of merging CED Capital into NIHK

(b)	Hire-on-Bonus paid to Mr. Igwealor upon his acceptance of the CEO position of the Company

(c)	As of December 31, 2022 and based on 182,370,497 shares of common stock outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company had the following related party payable transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $419,979 from the line of credit as of December 31, 2022.

On December 30, 2022, the Company sold nine of its EDI Notes and one Mortgage Note to Los Angeles Community Capital (LA Community Capital), a Company controlled by our President and CEO, in exchange for long-term debt owned to LA Community Capital and its affiliates. The EDI Notes were sold at their face (stated) amount without discount and the Mortgage Note was sold at face (stated) amount plus accrued interest. The EDI Notes has a total face amount of $3.5 million while the Mortgage Notes has a face amount of $2.2 million and accrued interest total of $0.11 million as at December 30, 2022, the date of the sale/purchase transaction.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various company for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. The equity consists of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. as at December 31, 2022, the Company has $1,869,748 as Long term Investments - related parties. However, following the spectacular collapse of Silicon Valley Bank due to inflated valuation of assets on its book which had obviously decline in value beyond recoverability, the Company made a business judgment call to mark those securities to the fair market value as at December 31, 2022. The mark-to-market excise resulted in impairment charge of $1,316,434, which the Company acknowledged immediately because management believes that the value of those held to maturity securities have been impaired beyond recoverabiity.

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

Line of credit from related party consisted of the following:

	December 31, 2022	December 31, 2021
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	419,979	588,859
Total Line of credit - related party	419,979	588,859
Less: current portion
Total Long-term Line of credit - related party	$419,979	$588,859

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $419,979 as of December 31, 2022.

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

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Audit fees	$20,000	$17,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$20,000	$17,000

Audit-Related Fees

No audit-related fees were incurred in 2018.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2022 and 2021 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2022 and 2021 for products and services provided by our principal independent accountants was $0.

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

Date: April 17, 2023	VIDEO RIVER NETWORKS, INC.

	By:	/s/ Frank I Igwealor
	Name:	Frank I Igwealor
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor	Chief Executive Officer,	Date: April 17, 2023
Frank I Igwealor	Chief Financial Officer, President, Director
(Principal Executive Officer)
(Principal Financial Officer)

