Form 10-Q
period 2023-03-31
Video River Networks, Inc.
filed 2023-05-18
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, there were 177,922,436 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

VIDEO RIVER NETWORKS, INC.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$19,918	$64,579
Investments - trading securities	93,349	143,198
Total Current Assets	113,267	207,777

Accrued Interest Receivable	$102,938	$85,375
Investments - unrelated parties	30,000	30,000
Fixed assets - net	87,599	101,081
Notes Receivable Entrepreneurship Development	1,738,373	1,693,420
Long term Notes Receivable - related parties	1,221,000	747,000
Long term Investments - related parties	453,326	553,314
Total assets	3,746,503	3,417,967

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$2,400	$3,400
Total Current Liabilities	$2,400	$3,400
Long-Term Liabilities:
Notes payable - net of current portion	$467,604	$419,979
Total Long-Term Liabilities	467,604	419,979
Total Liabilities	$470,004	$423,379

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding as at March 31, 2023 and December 31, 2022 respectively.	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 182,370,497 issued and outstanding as at March 31, 2023 and December 31, 2022 respectively.	182,370	182,370
Additional paid in capital	19,206,627	19,206,627
Accumulated deficit	(16,112,498)	(16,394,409)

Total Stockholders’ Equity	$3,276,499	$2,994,588
Total Liabilities and Stockholders’ Equity	3,746,503	3,417,967

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

Period Ended March 31, 2023 and 2022

	March 31
	2023	2022
Revenue:
Entrepreneurship Development	$492,562	$1,350,000
Sales of investment under property	-	-
Principal transactions - Net	(111,630)	$(311,051)
Total Revenue	380,932	1,038,949

Cost of goods sold:
Entrepreneurship Development	60,100	308,368
Total cost of goods sold	60,100	308,368
Gross profit	320,832	730,581

Operating expenses:
General and administrative	26,108	79,092
Professional fees	12,813	55,925
Total operating expenses	38,921	135,017
Income (loss) from operations	281,911	595,564

Other Income
Dividends	-	-
Unrealized gain (loss)	-	3,700
Net Income	281,911	599,264

Earnings (loss) per Share: Basic and Diluted	$0.0015	$0.0034

Weighted Average Common Shares Outstanding: Basic and Diluted	182,370,497	177,922,436

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Period Ended June 30, 2022

(Unaudited)

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230	30,769			30,769
Cumulative Restructuring adjustment	-	-		(36,993)	(36,993)
Net income for the period			-		-
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Issuance of common stock	8,000,000	8,000	13,978		21,978
Acquisition of business	-		222,378.0	(152,011)	70,367
Net income for the period			-	(82,980)	(82,980)
Balance, December 31, 2020	177,922,436	$177,922	$19,211,075	$(19,385,856)	$3,141
	-	-	-		-
Acquisition & Dispositions	-		-	19,025	19,025
Net income for the period			-	2,206,953	2,206,953
Balance, December 31, 2021	177,922,436	$177,922	$19,211,075	$(17,159,878)	$2,229,119
Issuance of common stock	4,448,061	4,448	(4,448)		-
Acquisition & Dispositions	-		-	(1,652)	(1,652)
Net income for the period			-	767,121	767,121
Balance, December 31, 2022	182,370,497	$182,370	$19,206,627	$(16,394,409)	$2,994,588
Net income for the period			-	281,911	281,911
Balance, March 31, 2023	182,370,497	$182,370	$19,206,627	$(16,112,498)	$3,276,499

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASHFLOWS

Period Ended March 31, 2023 and 2022

	MARCH 31,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$281,911	$599,264
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset: Trading Securities	49,849	(5,352)
Other Accrued Liabilities	(17,563)
Depreciation	13,482	15,021
Net cash provided by (used in) operating activities	327,679	608,933

Net Cash Flows from Investing Activities:
Crypto and Digital Assets	-	(34,000)
Long term Investments	99,989	(106,374)
Fixed Assets - other	-	-
Net cash provided by (used in) investing activities	99,989	(140,374)

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	-	(23,664)
Notes payable - related party	47,624	306,750
Notes payable - Entrepreneurship Development	(44,953)	71,216
Mortgage payable/receivable		(99,000)
Notes payable - Long Term	(475,000)	(1,350,000)
Net cash provided by (used in) financing activities	(472,329)	(1,094,698)

Net increase (decrease) in cash:	(44,661)	(626,139)
Cash at the beginning of the period:	64,579	701,042
Cash at the end of the period:	$19,918	$74,903

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$-	$38
Cash paid for tax	$-	$-

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

On September 15, 2020, Video River Networks, Inc. (the “Company”) entered into a stock purchase agreement with Kid Castle Educational Corporation (“Kid Castle”), an entity related to, and controlled by our President and CEO with respect to the purchase through private placement, of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company). The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering. As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control “subsections of ASC 805-50. Following the acquisition, the Company now has 55% (which has now grown to 97.58%) of the voting control of and 100% of the operating and financial control of Kid Castle.

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

Following the completion of the transaction with Kid Castle, the Company having been partly freed of the internally-managed real estate holding business that focused on the acquisition, ownership and management of specialized industrial properties, affordable housing and opportunity zone real estate properties and businesses, has decided to return back to its original technology-focused businesses of Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices. In addition to above list, the Company is spreading its wings into the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) businesses/markets, targeting acquisition, ownership, and operation of acquired EV-AI-ML-R businesses or portfolio of EV-AI-ML-R businesses.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended March 31, 2023, we reported revenue of $380,932 and an accumulated deficit of $16,112,498 as of March 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

A summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The Company has elected a calendar year of December 31 year-end.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). The consolidated financial statements include the Company and Video River Networks, Inc., and all its controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but we could exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method of accounting. Operating results of acquired businesses are included in the Consolidated Statements of Income from the date of acquisition. We consolidate variable interest entities if we have operational and financial control and are deemed to be the >50.1% beneficiary of the profit and loss of the entity. Operating results for variable interest entities in which we are determined to be the primary beneficiary are included in the Consolidated Statements of Income from the date such determination is made.

COVID-19 Risks, Impacts and Uncertainties

COVID-19 Risks, Impacts and Uncertainties — We are subject to the risks arising from COVID-19’s impact on the residential real estate industry. Our management believes that these impacts, which include but are not limited to the following, could have a significant negative effect on our future financial position, results of operations, and cash flows: (i) prohibitions or limitations on in-person activities associated with residential real estate transactions; (ii) lack of consumer desire for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individuals’ investment portfolios, and more stringent mortgage financing conditions. In addition, we have considered the impacts and uncertainties of COVID-19 in our use of estimates in preparation of our consolidated financial statements. These estimates include, but are not limited to, likelihood of achieving performance conditions under performance-based equity awards, net realizable value of inventory, and the fair value of reporting units and goodwill for impairment.

From April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the period ended March 31, 2023 and subsequent quarterly periods. All costs related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. as of March 31, 2023 and December 31, 2022 we did maintain $19,918 and $64,579 balance of cash equivalents respectively.

Financial Instruments

The estimated fair values for financial instruments were determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amount of our accounts payable and accruals, our accruals- related parties and loans – related parties approximate their fair values because of the short-term maturities of these instruments.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – March 31, 2023	$93,349	$-	$-

Investments – trading securities – December 31, 2022	$143,198	$-	$-

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 4.9% of equity of the shares of any public companies as investments as of March 31, 2023.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

As at March 31, 2023 Video River Networks, Inc. has a 81.75% controlling stake in Kid Castle Educational Corporation. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

Prior to January 1, 2019, the Company accounted for leases under Accounting Standards Codification (ASC) 840, Accounting for Leases. Effective from January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. ASC 842 requires that lessees recognize right of use assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. It requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right·of·use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows. ASC 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases.The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements.

The Company does not have operating and financing leases as of March 31, 2023. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. as of March 31, 2023, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

During the period ended March 31, 2023, the Company did recognized revenue of $380,932 consisting $(111,630) in total principal transaction, and $475,000 from the Entrepreneurship Development Initiative. The Company also recorded $17,562 in interest income from its Entrepreneurship Development Initiative.

Entrepreneurship Development Initiative (“EDI”) – Revenue

EDI revenue comes from the sale of shell from Alpharidge Capital LLC (“Alpharidge”) list of portfolio companies of custodianship companies. Alpharidge sells these custodianship or portfolio companies to ambitious entrepreneurs who have developed, or are developing viable business plans. While the sale prices differ from one pubco to another, terms of payment is the major determinant of the sale-price. All-cash deals are the cheapest at less than $75,000. While hybrid options that combined small cash outlay with 24 months Convertible Notes are the most affordable. As at March 31, 2023, Alpharidge has sold fifteen shells altogether with prices ranging between $25,000 and $475,000 each in cash, equities, and convertible notes payable, totaling $3,760,033 for the period. The Company also recorded $195,376in interest income from its Entrepreneurship Development Initiative.

Advertising Costs:

We expense advertising costs when advertisements occur. During the period ended March 31, 2023, the Company did recognized advertising costs of $114.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of March 31, 2023 and to the best of our knowledge, no legal proceedings are pending or threatened.

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

Contractual Obligations

We were not subject to any contractual obligations as at March 31, 2023.

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

Net trading revenue consisted of the following:

January 1, 2023 to March 31, 2023	Total
Revenue from sales of securities - net	$(111,630)

Net loss from principal transactions	$(111,630)

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

Line of credit from related party consisted of the following:

	March 31, 2023	December 31, 2022
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025, with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	467,604	419,979
Total Line of credit - related party	467,604	419,979
Less: current portion
Total Long-term Line of credit - related party	$467,604	$419,979

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has used $467,604 from the line of credit of as of March 31, 2023.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings per share is the same as the basic earnings per share for the period January 1, 2023 to March 31, 2023, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended March 31, 2023	Year ended December 31, 2022
Net income	$281,911	767,120
Dividends		1
Adjusted Net income attribution to stockholders	$281,911	767,121
Weighted-average shares of common stock outstanding
Basic and Diluted	182,370,497	182,370,497
Net income per share
Basic and Diluted	$0.0015	0.0042

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of March 31, 2023 and December 31, 2022 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of March 31, 2023 and December 31, 2022 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended March 31, 2023 and December 31, 2022:

	Percent	31-Mar-23	31-Dec-22

Federal statutory rates	21%	$(3,383,625)	$(3,442,826)
State income taxes	5%	(805,625)	(819,720)
Permanent differences	-0.5%	80,562	81,972
Valuation allowance against net deferred tax assets	-25.5%	4,108,687	4,180,574
Effective rate	0%	$-	$-

At March 31, 2023 and December 31, 2022, the significant components of the deferred tax assets are summarized below:

	31-Mar-23	31-Dec-22
Deferred income tax asset
Net operation loss carryforwards	16,112,498	16,394,409
Total deferred income tax asset	4,189,249	4,262,546
Less: valuation allowance	(4,189,249)	(4,262,546)
Total deferred income tax asset	$-	$-

The Company has recorded as of March 31, 2023 and December 31, 2022, a valuation allowance of $4,189,249 and $4,262,546 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $4,189,249 as at March 31, 2023 decreased by $73,297 compared to December 31, 2022 of $4,262,546, as a result of the Company generating additional net operating income of $281,911.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of March 31, 2023 and December 31, 2022.

The Company has net operating loss carry-forwards of approximately $16,112,498. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of March 31, 2023, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of March 31, 2023, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party payable transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $419,979 from the line of credit as of March 31, 2023.

On December 30, 2022, the Company sold nine of its EDI Notes and one Mortgage Note to Los Angeles Community Capital (LA Community Capital), a Company controlled by our President and CEO, in exchange for long-term debt owed to LA Community Capital and its affiliates. The EDI Notes were sold at their face (stated) amount without discount and the Mortgage Note was sold at face (stated) amount plus accrued interest. The EDI Notes has a total face amount of $3.5 million while the Mortgage Notes has a face amount of $2.2 million and accrued interest total of $0.11 million as at December 30, 2022, the date of the sale/purchase transaction.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various companies for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equities consist of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. As at March 31, 2023, the Company has $1,769,760 as Long term Investments - related parties. However, following the spectacular collapse of Silicon Valley Bank due to inflated valuation of assets on its book which had obviously decline in value beyond recoverability, the Company made a business judgment call to mark those securities to the fair market value as at March 31, 2023. The mark-to-market excise resulted in impairment charge of $1,316,434, which the Company acknowledged immediately because management believes that the value of those held to maturity securities have been impaired beyond recoverability.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2023 and December 31, 2022, we were authorized to issue 1,000,000 shares, and we have issued 1 share of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding as at March 31, 2023 and December 31, 2022.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 As at March 31, 2023 and December 31, 2022.

Twelve Months ended December 31, 2022

The Company has issued 4,448,061 shares of our common stock to Professional service providers as payment for their services. As at March 31, 2023, the Company has as common stock issued and outstanding, 182,370,497 held by more than 169 shareholders.

Warrants

No warrants were issued or outstanding as at March 31, 2023 and December 31, 2022.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after March 31, 2023 through May 14, 2023, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

General

Video River Networks, Inc. (“NIHK,” “PubCo” or “Company”), previously known as Nighthawk Systems Inc., a Nevada corporation, used to be a provider of wireless and IP-based control solutions for the utility and hospitality industries. On October 29, 2019, Video River Networks, Inc. sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) of the company for an agreed upon purchase price to Community Economic Development Capital LLC, (“CED Capital”) a California limited liability company CED. The Special preferred share controls 60% of the company’s total voting rights and thus, gave CED Capital the controlling vote power to control and dominate the affairs of the company theretofor. Upon the closing of the transaction, the business of CED Capital was merged into the Company and CED Capital became a wholly owned subsidiary of the Company.

Following the completion of above-mentioned transactions, the Company added real estate operations to its business model and started devoting capital to real estate holding operations for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, industrial and commercial real estate, and other real estate related services.

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

Basis of Presentation

The unaudited financial statements for the three months ended March 31, 2023 and 2022 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Our current technology-focused business model was a result of our board resolution on September 15, 2020 to spin-in our specialty real estate holding business to an operating subsidiary and then pivot back to being a technology company. The Company has now returned to its original technology-focused businesses of Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices. In addition to above list, the Company intends to spread its wings into the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) businesses/markets, targeting acquisition, ownership, and operation of acquired EV-AI-ML-R businesses or portfolio of EV-AI-ML-R businesses.

Video River Networks, Inc., prior to September 15, 2020, used to be a specialty real estate holding company, focusing on the acquisition, ownership, and management of specialized industrial properties. The Company’s real estate business objective is to maximize stockholder returns through a combination of (1) distributions to our stockholders, (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions, and (3) potential long-term appreciation in the value of our properties from capital gains upon future sale. As a real estate holding company, the Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States.

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

Business Strategy and Deal Origination

We have not finalized an acquisition target yet, but are making progress in identifying several potential candidates from which we intend to pick those that meet our criteria for acquisition. Our acquisition and value creation strategy will be to identify, acquire and, after our initial EV Business acquisition, build an EV company that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles that suit the experience of our management team and can benefit from their operational expertise. Our Business acquisition strategy will leverage our management team’s network of potential transaction sources, where we believe a combination of our relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses to improve their overall value proposition.

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

We plan to utilize the network and Finance industry experience of our Chief Executive Officer and our management team in seeking an initial EV Business acquisition and employing our Business acquisition strategy described below. Our CEO is a top financial professional with designations that include, CPA, CMA, and CFM. He’s very knowledgeable in the fields of corporate law, real estate, lending, turnarounds and restructuring. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of EV acquisition opportunities. This network has been developed through our management team’s extensive experience:

●	investing in and operating a wide range of businesses;
●	growing brands through repositioning, increasing household penetration and geographic expansion; expanding into new distribution channels, such as e-Commerce, in an increasingly omni-channel world;
●	identifying lessons learned and applying solutions across product portfolios and channels;
●	sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;
●	developing relationships with sellers, financing providers, advisors, and target management teams; and
●	executing transformational transactions in a wide range of businesses under varying economic and financial market conditions.

In addition, drawing on their extensive investing and operating experience, our management team anticipates tapping four major sources of deal flow:

●	directly identifying potentially attractive undervalued situations through primary research into EV industries and companies;
●	receiving information from our management team’s global contacts about a potentially attractive situation;
●	leads from investment bankers and advisors regarding businesses seeking a combination or added value that matches our strengths; and
●	inbound opportunities from a company or existing stakeholders seeking a combination, including corporate divestitures.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial EV Business acquisition may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. If we decide to enter into our initial EV Business acquisition with a target EV Business that does not meet the above criteria and guidelines, we will disclose that the target EV Business does not meet the above criteria in our shareholder communications related to our initial EV Business acquisition.

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

In order to execute our business strategy, we intend to:

Assemble a team of EV industry and financial experts: For each potential transaction, we intend to assemble a team of EV industry and financial experts to supplement our management’s efforts to identify and resolve key issues facing a target EV Business. We intend to construct an operating and financial plan that optimizes the potential to increase shareholder value. With extensive experience investing in both healthy and underperforming businesses, we expect that our management will be able to demonstrate to the target EV business and its stakeholders that we have the resources and expertise to lead the combined company through complex and potentially turbulent market conditions and provide the strategic and operational direction necessary to grow the business in order to maximize cash flows and improve the overall strategic prospects for the company.

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

After the initial EV Business acquisition, our management team intends to apply a rigorous approach to enhancing shareholder value, including evaluating the experience and expertise of incumbent management and making changes where appropriate, examining opportunities for revenue enhancement, cost savings, operating efficiencies and strategic acquisitions and divestitures and developing and implementing corporate strategies and initiatives to improve profitability and long-term value. In doing so, our management team anticipates evaluating corporate governance, opportunistically accessing capital markets and other opportunities to enhance liquidity, identifying acquisition and divestiture opportunities, and properly aligning management and board incentives with growing shareholder value. Our management team intends to pursue post-merger initiatives through participation on the board of directors, through direct involvement with company operations and/or calling upon a stable of former managers and advisors when necessary.

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

M&A Expertise and Add-On Acquisitions. Our management team has expertise in identifying, acquiring, and integrating synergistic, margin-enhancing and transformational businesses. We intend to, wherever possible, utilize M&A as a strategic tool to strengthen the financial profile of an EV business we acquire, as well as its competitive positioning. We would seek to enter accretive Business acquisitions where our management team or an acquired company’s management team can seamlessly transition to working together as one organization and team.

Access to Portfolio Company Managers and Advisors. Through their combined 32+ year history of investing in and controlling businesses, our management team members have developed strong professional relationships with former company managers and advisors. When appropriate, we intend to bring in outside directors, managers, or consultants to assist in corporate governance and operational turnaround activities. The use of supplemental advisors should provide additional resources to management to address time intensive issues that may delay an organization from realizing its full potential shareholder returns.

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
	b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.
5.	Operating expenses during the twelve months would be as follows:
	a.	For the six months through November 30, 2023, we anticipate to incur general and other operating expenses of $388,000.
	b.	For the six months through May 30, 2024 we anticipate to incur additional general and other operating expenses of $378,000.

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

Competition

Our business is highly competitive. We are in direct competition with more established companies, private equity firms, private investors, and management companies. Many management companies offer similar products and services for business rollups and consolidations. We may be at a substantial disadvantage to our competitors who have more capital than we do to carry out acquisition, operations, and restructuring efforts. These competitors may have competitive advantages, such as greater name recognition, larger capital-base, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower labor and development costs, which may enable them to respond more quickly to new or emerging opportunities and changes in customer requirements or devote greater resources to the development, acquisition, and promotion.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of March 31, 2022, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all our technical and marketing needs.

The Company has no written employment contract or agreement with any person. Currently, we are not actively seeking additional employees or engaging any consultants through a formal written agreement or contract. Services are provided on an as-needed basis to date. This may change if we are able to secure financing through equity or loans to the Company. As our company grows, we expect to hire more full-time employees.

Results of Operations

Three months ended March 31, 2023, as Compared to Three Months Ended March 31, 2022

Revenues — The Company recorded $380,932 in revenue for the three months ended March 31, 2023 as compared to $1,038,949 for the same period of March 31, 2022.

Operating Expenses — Total operating expenses for the three months ended March 31, 2023 was $38,921 as compared to $135,017 in the same period in, 2022, due to increased operating activities, namely, consultants and financial audit cost, during the period ended March 31, 2023.

Net Income — Net income for three months ended March 31, 2023 was $281,911 as compared to Net Income of $595,564 for the three months ended March 31, 2022.

OCI - Unrealized Gain or Other Comprehensive Income for three months ended March 31, 2023 was $0.00 as compared to Unrealized gain of $3,700, for the three months ended March 31, 2022. Other comprehensive income of results of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2023, the Company had a working capital of $110,867, consisting of $19,918 in cash, $93,349 in Trading Securities, and $2,400 in short-term liabilities.

For the three months period ended March 31, 2024, the Company generated $327,679 from operating activities, generated cash of $99,989 on investing activities, and used cash of $472,329 on financing activities, resulting in an decrease in total cash of $44,661 and a cash balance of $19,918 for the period. For the three months period ended March 31, 2022, the Company generated $608,933 from operating activities, used cash of $140,374 on investing activities, and used cash of $1,094,698 on financing activities, resulting in an decrease in total cash of $626,139 and a cash balance of $74,903 for the period.

As of March 31, 2023, total stockholders’ equity increased to $3,276,499 from $2,994,588 as of December 31, 2022.

As of March 31, 2023, the Company had a cash balance of $19,918 (i.e., cash could be used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintain consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often because of the need to make estimates of matters that are inherently uncertain.

Based on this definition, we have identified the critical accounting policies and judgments addressed which are described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

We are exposed to market risk, including changes in certain interest rates. All these market risks arise in the normal course of business, as we do not engage in speculative trading activities. We have not entered derivative or hedging transactions to manage risk in connection with such fluctuations.

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

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2023:

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early-stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	we do not have an independent audit committee of our Board of Directors;

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

●	we continue to outsource the functions of controller on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ii. engaging in any type of business practice; or

iii. engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended, or vacated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2023, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2023, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

VIDEO RIVER NETWORKS, INC.

Date: May 18, 2023	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

