Form 10-K/A
period 2022-12-31
Video River Networks, Inc.
filed 2023-08-08
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of August 5, 2023, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,879,109 using the average bid and ask price on that day of $0.0130 and a public float of 144,546,809 shares.

As of December 31, 2022, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,806,835 using the average bid and ask price on that day of $0.0125 and a public float of 144,546,809 shares.

As at August 5, 2023, the number of shares of common stock issued and outstanding was 182,370,497.

As at December 31, 2022, the number of shares of common stock issued and outstanding was 182,370,497.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On April 18, 2023, Video River Networks, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K solely to provide additional disclosure on the Company’s revenue recognition and the steps taken to ensure compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The disclosures in Management Disclosures and Analysis and the Notes to Financial statements have been updated to reflect the additional disclosure.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. This Amendment does not otherwise update any exhibits as originally filed or previously amended. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

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

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASHFLOWS

Years Ended December 31, 2022 and 2021

	DECEMBER 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$767,121	$2,206,953
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset:Trading Securities	302,852	(354,839)
Accrued expenses and other liabilities	(85,427)	800
Depreciation	62,353	17,552
Net cash provided by (used in) operating activities	1,046,899	1,870,466

Net Cash Flows from Investing Activities:
Real estate investment - net	(53,184)	-
Lingstar Electric Vehicles Invt		(51,241)
Crypto Currency Mining Rigs		(19,200)
Long term Investments	1,316,434	(1,846,564)
Fixed Assets - other	(34,731)	(75,815)
Net cash provided by (used in) investing activities	1,228,519	(1,992,820)

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	(23,664)	23,549
Notes payable - related party	(4,817,786)	5,066,206
Notes payable - Entrepreneurship Development	(34,433)	(1,658,987)
Mortgage payable/receivable	2,609,001	(2,609,001)
Notes payable - unrelated party	(645,000)
Net cash provided by (used in) financing activities	(2,911,882)	821,767

Net increase (decrease) in cash:	(636,464)	699,412
Cash at the beginning of the period:	701,043	1,630
Cash at the end of the period:	$64,579	$701,043

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$38	$435
Cash paid for tax	$-	$-

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

Revenue Recognition – Sale of homes/properties,

This business segment produced zero revenue during the year ended December 31, 2022.

Revenue Recognition – Principal (securities) transactions

The Company records securities transactions and related revenue and expenses on a trade-date basis. Other income is recognized when earned.

Interest Income and Expense

The Company earns interest income and incurs interest expense primarily in connection with its electronic brokerage customer business and its securities lending activities, which are recorded on an accrual basis and are included in interest income and interest expense, respectively, in the condensed consolidated statements of comprehensive income.

During the year ended December 31, 2022, the Company did recognized revenue of $195,376 in net interest income.

Principal Transactions

Principal transactions include gains and losses as a result of changes in the fair value of financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other investments measured at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s principal transactions. Included are net gains and losses on stocks, options, U.S. and foreign government securities, municipal securities, futures, foreign exchange, precious metals and other derivative instruments, which are reported on a net basis in other income in the condensed consolidated statements of comprehensive income. Dividends are integral to the valuation of stocks. Accordingly, dividend income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, are reported on a net basis in other income in the condensed consolidated statements of comprehensive income.

During the year ended December 31, 2022, the Company did recognized net revenue $(983,869) from principal transaction.

Contract balances

Substantially all receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets.

Unsatisfied performance obligations

We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed. During the year ended December 31, 2022, the Company did not have any unsatisfied performance obligations (other than those that are subject to an elective practical expedient under ASC 606).

Revenue Recognition – Entrepreneurship Development

Under ASC 606, an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. FASB ASC 606-10-05-3 through 05-4 and 606-10-10-2 through 10-4. To achieve the core principle of ASC 606, an entity should take the following actions: Step 1: Identify the contract with a customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price; Step 4: Allocate the transaction price; and Step 5: Recognize revenue when or as the entity satisfies a performance obligation.

Revenue is recognized when a company satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service). An entity should consider the terms of the contract and all relevant facts and circumstances when applying the revenue recognition standard. An entity should apply the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

As of December 31, 2022, our Entrepreneurship Development Revenue was derived from the sale of asset (control in pubco) to the buyer who assumes control of the pubco at the close of the sales transaction. A sale transaction could involve cash-only, cash and note, or note-only. For the contract that includes financing or convertible note, the seller evaluated the collectibility of the transaction price, and the probability that the seller will collect the consideration. Seller addressed the risk of collectability by using a convertible note with very favorable conversion.

Determining whether a sale is to a customer: Per ASC 610-20-15-4(a), if the counterparty in the transaction is a customer and the assets being transferred are an output of the reporting entity’s ordinary activities, the transaction is within the scope of ASC 606. As stated in ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the reporting entity’s ordinary activities in exchange for consideration (e.g., a car manufacturer sells a car that it produced to a customer, a homebuilder sells a home that it developed to a customer).

Step 1: A sales contract/agreement (SPA) is used to consummate the sale. Buyer and seller signed the SPA and other collateral documents including the Notes and other documents designed to ensure collectability if the sale is cash-and-note or note-only. Where the sale was not an all-cash transaction, seller evaluated the collectibility of the transaction price, or the probability that the seller will collect the consideration.

Step 2: Identify the performance obligations in the contract. All performance obligations under the SPA must be completed prior to the close of the transaction. Our Entrepreneurship Development revenue was only recognized after all performance obligations has been performed or completed.

Step 3: Determine the transaction price. The transaction price for each sale recognized as EDI revenue was listed on the face of the contract.

Step 4: Allocate the transaction price. The transaction price is allocated based on the relative standalone selling price of each specific good or service promised to the customer. Since EDI revenue did not involve bundled services, rather EDI assets are accounted for as a standalone transaction, the total sale price is recognized immediately.

Step 5: Recognize revenue. Revenue is recognized as the seller satisfies a performance obligation by transferring control of the promised good or service to the customer. As of December 31, 2022, we recognized all EDI sales completed in 2022 because we satisfied the performance obligation by transferring control of the pubco to the customer and made adequate provision for the collectability of the convertible notes.

Entrepreneurship Development revenues: Revenues and cost of revenues from pubco-control sales are recognized at the time each pubco-control is delivered and title and possession are transferred to the buyer. For the majority of our pubco-control closings, our performance obligation to deliver a control of the pubco is satisfied in less than one month from the date a binding sale agreement is signed. In certain circumstances where we have not completed the cleaning process to rid the pubco of legacy liabilities, we are not able to complete the sale under one month, and the sale may drag for up to 24 months to allow buyer and seller sufficient time to diligently complete the cleanup work. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the pubco-control sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of December 31, 2022, the pubco-control sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consist of deposits received from customers for sold but undelivered pubco-control.

Sales Incentives: In order to promote sales of our pubco-control, we may offer buyers’ agent sales incentives. These incentives vary by type of incentive and by amount on cash component of the transaction and on a pubco-by-pubco basis. Incentives are reflected as a reduction in pubco-control sales revenues. Incentives are recognized at the time the pubco-control is delivered to the buyer and we receive the sales proceeds in either cash or notes.

During the year ended December 31, 2022, the Company did recognized revenue of $4,655,033 from the Entrepreneurship Development Initiative. The Company did not have any unsatisfied performance obligations that is related to this revenue. While the sale prices differ from one pubco to another, terms of payment is the major determinant of the sale-price. All-cash deals are the cheapest at less than $75,000. While hybrid options that combined small cash outlay with 24 months Convertible Notes are the most affordable. as at December 31, 2022, Alpharidge has sold fifteen shells altogether with prices ranging between $25,000 and $475,000 each in cash, equities, and convertible notes payable, totaling $3,760,033 for the period. The Company also recorded $195,376 in interest income from its Entrepreneurship Development Initiative.

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

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount to $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $419,979 as of December 31, 2022.

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

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after December 31, 2022 through August 5, 2023, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

Date: August 8, 2023	VIDEO RIVER NETWORKS, INC.

	By:	/s/ Frank I Igwealor
	Name:	Frank I Igwealor
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor	Chief Executive Officer,	Date: August 8, 2023
Frank I Igwealor	Chief Financial Officer, President, Director
(Principal Executive Officer)
(Principal Financial Officer)

