Form 10-Q
period 2023-06-30
Video River Networks, Inc.
filed 2023-08-21
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, there were 182,370,497 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

VIDEO RIVER NETWORKS, INC.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$7,948	$64,579
Investments - trading securities	54,707	143,198
Total Current Assets	62,655	207,777

Accrued Interest Receivable	$118,917	$85,375
Investments - unrelated parties	30,000	30,000
Fixed assets - net	72,850	101,081
Notes Receivable Entrepreneurship Development	1,651,562	1,693,420
Long term Notes Receivable - related parties	2,070,000	747,000
Long term Investments - related parties	232,268	553,314
Total assets	4,238,252	$3,417,967

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$2,400	3,400
Total Current Liabilities	$2,400	$3,400
Long-Term Liabilities:
Notes payable - net of current portion	$505,931	$419,979
Total Long-Term Liabilities	505,931	419,979
Total Liabilities	$508,331	$423,379

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding as at June 30, 2023 and December 31, 2022 respectively.	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 182,370,497 issued and outstanding as at June 30, 2023 and December 31, 2022 respectively.	182,370	182,370
Additional paid in capital	19,206,627	19,206,627
Accumulated deficit	(15,659,075)	(16,394,409)

Total Stockholders’ Equity	$3,729,922	$2,994,588
Total Liabilities and Stockholders’ Equity	4,238,253	3,417,967

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Revenue:
EDI Interest Income	$15,979	78,333	33,542	78,333
Entrepreneurship Development Initiative	950,000	$1,425,000	1,425,000	2,775,000
Sales of investment under property	-	-	-	-
Principal transations - Net	(192,541)	$(85,762)	(304,172)	(396,812)
Total Revenue	$773,438	1,417,571	1,154,370	2,456,521

Cost of goods sold:
Entrepreneurship Development	198,572	329,510	258,671	637,878
Total cost of goods sold	198,572	329,510	258,671	637,878
Gross profit	574,866	1,088,061	895,699	1,818,643

Operating expenses:
General and administrative	39,775	62,142	63,026	137,397
Professional fees	79,065	51,730	91,878	107,655
Advertising and promotions	354	265	468	4,063
Business Licenses	2,250	-	4,993	38
Total operating expenses	121,444	114,137	160,365	249,153
Income (loss) from operations	453,422	973,924	735,334	1,569,490

Other Income
Dividends	-	-	-	-
Unrealized gain (loss)	-	-		3,700
Net Income	453,422	973,925	735,334	1,573,191

Earnings (loss) per Share: Basic and Diluted	$0.0025	$0.0053	$0.0040	$0.0086

Weighted Average Common Shares Outstanding: Basic and Diluted	182,370,497	182,370,497	182,370,497	182,370,497

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Period Ended June 30, 2023

(Unaudited)

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230	30,769			30,769
Cumulative Restructuring adjustment	-	-		(36,993)	(36,993)
Net income for the period			-		-
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Issuance of common stock	8,000,000	8,000	13,978		21,978
Acquisition of business	-		222,378.0	(152,011)	70,367
Net income for the period			-	(82,980)	(82,980)
Balance, December 31, 2020	177,922,436	$177,922	$19,211,075	$(19,385,856)	$3,141
	-	-	-		-
Acquisition & Dispositions	-		-	19,025	19,025
Net income for the period			-	2,206,953	2,206,953
Balance, December 31, 2021	177,922,436	$177,922	$19,211,075	$(17,159,878)	$2,229,119
Issuance of common stock	4,448,061	4,448	(4,448)		-
Acquisition & Dispositions	-		-	(1,652)	(1,652)
Net income for the period			-	767,121	767,121
Balance, December 31, 2022	182,370,497	$182,370	$19,206,627	$(16,394,409)	$2,994,588
Net income for the period			-	735,334	735,334
Balance, June 30, 2023	182,370,497	$182,370	$19,206,627	$(15,659,075)	$3,729,922

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASHFLOWS

(Unaudited)

	Period Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$735,334	$1,573,189
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset:Trading Securities	98,490	33,298
Other Accrued Liabilites	(33,542)	(23,664)
Depreciation	28,231	30,042
Net cash provided by (used in) operating activities	828,513	1,612,865

Net Cash Flows from Investing Activities:
Crypto and Digital Assets		(34,000)
Long term Investments	321,046	(222,824)
Entrepreneurship Development	143,858	521,014
Net cash provided by (used in) investing activities	464,904	264,190

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan
Notes payable - related party	25,466	13,119
Notes payable - Entrepreneurship Development	(1,425,000)	(3,042,238)
Mortgage payable/receivable		(46,250)
Notes payable - Long Term	49,486	575,000
Net cash provided by (used in) financing activities	(1,350,048)	(2,500,369)

Net increase (decrease) in cash:	(56,631)	(623,314)
Cash at the beginning of the period:	64,579	699,390
Cash at the end of the period:	$7,948	$76,076

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest, tax, others.	$-	$-

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended June 30, 2023, we reported revenue of $1,154,370 and an accumulated deficit of $15,659,075 as of June 30, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

From April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the period ended June 30, 2023 and subsequent quarterly periods. All costs related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. as of June 30, 2023 and December 31, 2022 we did maintain $7,948 and $64,579 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – June 30, 2023	$54,708	$-	$-

Investments – trading securities – December 31, 2022	$143,198	$-	$-

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 4.9% of equity of the shares of any public companies as investments as of June 30, 2023.

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

Investments

The Company makes certain strategic investments related to its business which are included in other assets in the condensed consolidated statements of financial condition. The Company accounts for these investments as follows:

●	Under the equity method of accounting as required under FASB ASC Topic 323, “Investments – Equity Method and Joint Ventures.” These investments, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

●	At fair value, if the investment in equity securities has a readily determinable fair value.

●	At adjusted cost, if the investment does not have a readily determinable fair value. Adjusted cost represents the historical cost, less impairment if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company measures the equity security at fair value as of the date that the observable transaction occurred in accordance with FASB ASC Topic 321, “Investments in Equity Securities.”

A judgmental aspect of accounting for investments is evaluating whether a decline in the value of an investment has occurred. The evaluation of impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. Most of the Company’s equity investments do not have readily determinable market values. All investments are reviewed for changes in circumstances or occurrence of events that suggest the Company’s investment may not be recoverable. An impairment loss, if any, is recognized in the period the determination is made. For the year ended December 31, 2022, the Company carried on its balance sheet, Investments in the total amount of $1,869,748. Following the collapse of the Silicon Valley Bank, due to semi-permanent impairment of securities in its investment portfolio, the Company reviewed its Investment portfolio and concluded that some of the Company’s investment may not be recoverable. Using a mark-to-market approach, the Company wrote down and reserved $1,316,237 of its Investment portfolio, as impairment loss on it Investments portfolio. As at June 30, 2023, the balance of $1,548,703 in the portfolio for a net balance of $232,268.

Significant Transaction

Significant Transaction, also known as common control transactions occur frequently, particularly in the context of reorganizations, spinoffs, and initial public offerings. Common control transactions are generally accounted for by the receiving entity based on the nature of the transactions. For example, transactions involving the transfer of an asset (such as an unoccupied building) are accounted for by the receiving entity at the carrying value of the asset transferred on a prospective basis. Conversely, transactions involving the transfer of a business ordinarily will result in a change in reporting entity for the receiving entity and require retrospective combination of the entities for all periods presented using the historical cost basis of the parent.

ASC 850 covers transactions and relationships with related parties. It applies to all reporting entities, including the separate financial statements of a subsidiary, as discussed in ASC 850-10-15-2. Identifying related party relationships and transactions requires a reporting entity to first determine whether a party meets the definition of a “related party.”

ASC 850-10-20 described related parties to include:

a.	Affiliates of the entity

b.	Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity

c.	Trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management

d.	Principal owners of the entity and members of their immediate families

e.	Management of the entity and members of their immediate families

f.	Other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests

g.	Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests

The following definitions applies under ASC 850-10-20

Affiliate: A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.

Control: The possession, direct or indirect, of the power to direct or cause the direction of the management and policies of an entity through ownership, by contract, or otherwise.

Immediate family: Family members who might control or influence a principal owner or a member of management, or who might be controlled or influenced by a principal owner or a member of management, because of the family relationship.

Management: Persons who are responsible for achieving the objectives of the entity and who have the authority to establish policies and make decisions by which those objectives are to be pursued. Management normally includes members of the board of directors, the chief executive officer, chief operating officer, vice presidents in charge of principal business functions (such as sales, administration, or finance), and other persons who perform similar policy making functions. Persons without formal titles also may be members of management.

Principal owners: Owners of record or known beneficial owners of more than 10% of the voting interests of the entity.

FASB Statement No. 141 (EITF 02-5), in conjunction with SEC staff’s conclusions in EITF 02-5 stated that common control exists between (or among) separate entities in the following situations:

●	An individual or enterprise holds more than 50% of the voting ownership interest of each entity.

●	A group of shareholders holds more than 50% of the voting ownership interest of each entity, and contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists.

●	Immediate family members (married couples and their children, but not their grandchildren) hold more than 50% of the voting ownership interest of each entity (with no evidence that those family members will vote their shares in any way other than in concert). Entities may be owned in varying combinations among living siblings and their children. Those situations require careful consideration regarding the substance of the ownership and voting relationships.

During the year ended December 31, 2022, the Company recorded several significant transactions including loans from our officers, directors, and entities under the control or influence of our officers and directors.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

As at June 30, 2023 Video River Networks, Inc. has a 81.75% controlling stake in Kid Castle Educational Corporation. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases as of June 30, 2023. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. as of June 30, 2023, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

The Company generates revenue primarily from: (1) the sale of homes/properties, (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, (3) entrepreneurship development revenue, and (4) principal transaction sales of trading securities using its broker firm, less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sale of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitation) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS).

Revenue Recognition – Sale of homes/properties,

This business segment produced zero revenue during the period ended June 30, 2023.

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

During the period ended June 30, 2023, the Company did recognized revenue of $33,542 in net interest income.

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

During the period ended June 30, 2023, the Company did recognized net revenue $(304,172) from principal transaction.

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

During the period ended June 30, 2023, the Company did not have any unsatisfied performance obligations (other than those that are subject to an elective practical expedient under ASC 606).

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

As of June 30, 2023, our Entrepreneurship Development Revenue was derived from the sale of asset (control in pubco) to the buyer who assumes control of the pubco at the close of the sales transaction. A sale transaction could involve cash-only, cash and note, or note-only. For the contract that includes financing or convertible note, the seller evaluated the collectibility of the transaction price, and the probability that the seller will collect the consideration. Seller addressed the risk of collectability by using a convertible note with very favorable conversion.

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

Step 5: Recognize revenue. Revenue is recognized as the seller satisfies a performance obligation by transferring control of the promised good or service to the customer. As of June 30, 2023, we recognized all EDI sales completed in the period because we satisfied the performance obligation by transferring control of the pubco to the customer and made adequate provision for the collectability of the convertible notes.

Entrepreneurship Development revenues: Revenues and cost of revenues from pubco-control sales are recognized at the time each pubco-control is delivered and title and possession are transferred to the buyer. For the majority of our pubco-control closings, our performance obligation to deliver a control of the pubco is satisfied in less than one month from the date a binding sale agreement is signed. In certain circumstances where we have not completed the cleaning process to rid the pubco of legacy liabilities, we are not able to complete the sale under one month, and the sale may drag for up to 24 months to allow buyer and seller sufficient time to diligently complete the cleanup work. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the pubco-control sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of June 30, 2023, the pubco-control sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consist of deposits received from customers for sold but undelivered pubco-control.

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

During the six months ended June 30, 2023, the Company did recognized revenue of $1,154,370 consisting $(304,172) net principal transaction, and $1,425,000 from the Entrepreneurship Development Initiative, and $33,542 in Interest income respectively.

Advertising Costs:

We expense advertising costs when advertisements occur. During the six months ended June 30, 2023, the Company did recognized advertising costs of $468 compared to $4,063 it spent in same period of 2022.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of June 30, 2023 and to the best of our knowledge, no legal proceedings are pending or threatened.

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

Contractual Obligations

We were not subject to any contractual obligations as at June 30, 2023.

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

Net trading revenue consisted of the following:

January 1, 2023 to June 30, 2023	Total
Net Revenue from sales of securities	$(304,172)

Net income from trading securities	$(304,172)

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

Line of credit from related party consisted of the following:

	June 30, 2023	December 31, 2022
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025, with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	508,331	419,979
Total Line of credit - related party	508,331	419,979
Less: current portion
Total Long-term Line of credit - related party	$508,331	$419,979

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has used $508,331 from the line of credit of as of June 30, 2023.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings per share is the same as the basic earnings per share for the period January 1, 2023 to June 30, 2023, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended June 30, 2023	Year ended December 31, 2022
Net income	$735,334	767,120
Dividends		1
Adjusted Net income attribution to stockholders	$735,334	767,121
Weighted-average shares of common stock outstanding
Basic and Diluted	182,370,497	182,370,497
Net income per share
Basic and Diluted	$0.0040	0.0086

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of June 30, 2023 and December 31, 2022 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of June 30, 2023 and December 31, 2022 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended June 30, 2023 and December 31, 2022:

	Percent	30-Jun-23	31-Dec-22

Federal statutory rates	21%	$(3,288,406)	$(3,442,826)
State income taxes	5%	(782,954)	(819,720)
Permanent differences	-0.5%	78,295	81,972
Valuation allowance against net deferred tax assets	-25.5%	3,993,064	4,180,574
Effective rate	0%	$-	$-

At June 30, 2023 and December 31, 2022, the significant components of the deferred tax assets are summarized below:

	30-Jun-23	31-Dec-22
Deferred income tax asset
Net operation loss carryforwards	15,659,075	16,394,409
Total deferred income tax asset	4,071,360	4,262,546
Less: valuation allowance	(4,071,360)	(4,262,546)
Total deferred income tax asset	$-	$-

The Company has recorded as of June 30, 2023 and December 31, 2022, a valuation allowance of $4,071,360 and $4,262,546 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $4,071,360 as at June 30, 2023 decreased by $73,297 compared to December 31, 2022 of $4,262,546, as a result of the Company generating additional net operating income of $735,334 .

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of June 30, 2023 and December 31, 2022.

The Company has net operating loss carry-forwards of approximately $15,659,075. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of June 30, 2023, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of June 30, 2023, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party payable transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $419,979 from the line of credit as of June 30, 2023.

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

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various companies for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equities consist of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. As at June 30, 2023, the Company has $1,769,760 as Long term Investments - related parties. However, following the spectacular collapse of Silicon Valley Bank due to inflated valuation of assets on its book which had obviously decline in value beyond recoverability, the Company made a business judgment call to mark those securities to the fair market value as at June 30, 2023. The mark-to-market excise resulted in impairment charge of $1,316,434, which the Company acknowledged immediately because management believes that the value of those held to maturity securities have been impaired beyond recoverability.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2023 and December 31, 2022, we were authorized to issue 1,000,000 shares, and we have issued 1 share of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding as at June 30, 2023 and December 31, 2022.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 As at June 30, 2023 and December 31, 2022.

Twelve Months ended December 31, 2022

The Company has issued 4,448,061 shares of our common stock to Professional service providers as payment for their services. As at June 30, 2023, the Company has as common stock issued and outstanding, 182,370,497 held by more than 169 shareholders.

Warrants

No warrants were issued or outstanding as at June 30, 2023 and December 31, 2022.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after June 30, 2023 through August 18, 2023, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

Basis of Presentation

The unaudited financial statements for the three months ended June 30, 2023 and 2022 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

The consolidated financial statements of the Company therefore include the 3 months operating results of the all wholly owned subsidiaries and the balance sheet represent the financial position as at June 30, 2023, of the Company includes Alpharidge Capital LLC and Others subsidiaries in which Video River Networks has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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
b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.

5.	Operating expenses during the twelve months would be as follows:

a.	For the six months through February 28, 2023, we anticipate to incur general and other operating expenses of $388,000.
b.	For the six months through August 31, 2024 we anticipate to incur additional general and other operating expenses of $378,000.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of June 30, 2023, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all our technical and marketing needs.

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

Results of Operations

Three months ended June 30, 2023, as Compared to Three Months Ended June 30, 2022

Revenues — The Company recorded $773,438 in revenue for the three months ended June 30, 2023 as compared to $1,417,571 for the same period of June 30, 2022. The decline in revenue was due to our decision to skip transactions in Real Estates “purchase-rehab-resell” program until a more conducive lending environment emerges in the near future.

Operating Expenses — Total operating expenses for the three months ended June 30, 2023 was $121,444 as compared to $114,137 in the same period in, 2022, due to increased accounting and audit expense compared to previous period ended June 30, 2022.

Net Income — Net income for three months ended June 30, 2023 was $453,422 as compared to Net Income of $973,924 for the three months ended June 30, 2022.

Six months ended June 30, 2023, as Compared to Six Months Ended June 30, 2022

Revenues — The Company recorded $1,154,370 in revenue for the six months ended June 30, 2023 as compared to $2,456,521 for the same period of June 30, 2022.

Operating Expenses — Total operating expenses for the six months ended June 30, 2023 was $ 160,365 as compared to $249,153 in the same period in, 2022, due to decreased operating activities, namely, the halt in our real estate operations, no consultants fees, during the period ended June 30, 2022.

Net Income — Net income for six months ended June 30, 2023 was $735,334 as compared to Net Income of $1,569,490 for the six months ended June 30, 2022.

OCI - Unrealized Gain or Other Comprehensive Income for six months ended June 30, 2023 was $0, as compared to Unrealized gain of $3,700, for the six months ended June 30, 2022, which was a result of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2023, the Company had a working capital of $60255, consisting of $7,948 in cash, $54,707 in Trading Securities, and $2,400 in short-term liabilities.

For the six months period ended June 30, 2023, the Company generated $828,513 from operating activities, generated cash of $464,904 from investing activities, and used cash of $1,350,048 on financing activities, resulting in an decrease in total cash of $56,631 and a cash balance of $7,948 for the period. Compared to the six months period ended June 30, 2022, the Company generated $1,612,865 from operating activities, generated cash of $264,190 on investing activities, and used cash of $2,500,369 on financing activities, resulting in an increase in total cash of $623,314 and a cash balance of $76,076 for the period.

As of June 30, 2023, total stockholders’ equity increased to $3,729,922 from $2,994,588 as of December 31, 2022, accounting for the $735,334 net income for the period ended June 30, 2023.

As of June 30, 2023, the Company had a cash balance of $7,948 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of June 30, 2023. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2023:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2023, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2023, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon its senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO RIVER NETWORKS, INC.

Date: August 21, 2023	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

