Form 10-Q
period 2023-09-30
Video River Networks, Inc.
filed 2023-11-13
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of September 30, 2023, there were 182,370,497 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

VIDEO RIVER NETWORKS, INC.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$19,456	$64,579
Investments - trading securities	2,882	143,198
Total Current Assets	22,338	207,777

Accrued Interest Receivable	$118,917	$85,375
Investments - unrelated parties	30,000	30,000
Fixed assets - net	58,101	101,081
Notes Receivable Entrepreneurship Development	2,080,364	1,693,420
Long term Notes Receivable - related parties	1,827,413	747,000

Long term Investments - related parties	191,757	553,314
Total assets	4,328,890	$3,417,967

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$2,400	3,400
Total Current Liabilities	$2,400	$3,400
Long-Term Liabilities:
Notes payable - net of current portion	$673,756	$419,979
Total Long-Term Liabilities	673,756	419,979
Total Liabilities	$676,156	$423,379

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding as at September 30, 2023, and December 31, 2022 respectively.	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 182,370,497 issued and outstanding as at September 30, 2023, and December 31, 2022 respectively.	182,370	182,370
Additional paid in capital	19,206,627	19,206,627
Accumulated deficit	(15,736,263)	(16,394,409)

Total Stockholders’ Equity	$3,652,734	$2,994,588
Total Liabilities and Stockholders’ Equity	4,328,890	3,417,967

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,			For the nine months ended September 30,
	2023		2022	2023	2022
Revenue:
Entrepreneurship Development Initiative	$		$985,033	$1,425,000	$3,760,033
EDI Interest Income			36,083	33,541	114,416
Principal transactions - Net		(18,791)	15,345	(322,963)	(590,318)
Total Revenue		$(18,791)	1,036,461	1,135,578	3,284,131

Cost of goods sold:
Entrepreneurship Development			442,063	258,671	871,090
Total cost of goods sold		-	442,063	258,671	871,090
Gross profit		(18,791)	594,398	876,907	2,413,041

Operating expenses:
General and administrative		32,520	72,729	109,891	213,606
Professional fees		25,877	27,668	108,756	135,324
Advertising and promotions		-	120	114	1,083
Interest expense		-	-		38
Total operating expenses		58,397	100,802	218,761	350,051
Income (loss) from operations		(77,188)	493,596	658,146	2,062,990

Other Income
Dividends		-	-	-	-
Unrealized gain (loss)		-	-	-	3,700
Net Income		(77,188)	493,596	658,146	2,066,690

Earnings (loss) per Share: Basic and Diluted		$(0.0004)	$0.0027	$0.0036	$0.0113

Weighted Average Common Shares Outstanding: Basic and Diluted		182,370,497	182,370,497	182,370,497	182,370,497

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Period Ended September 30, 2023

(Unaudited)

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230	30,769			30,769
Cumulative Restructuring adjustment	-	-		(36,993)	(36,993)
Net income for the period			-		-
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Issuance of common stock	8,000,000	8,000	13,978		21,978
Acquisition of business	-		222,378.0	(152,011)	70,367
Net income for the period			-	(82,980)	(82,980)
Balance, December 31, 2020	177,922,436	$177,922	$19,211,075	$(19,385,856)	$3,141
	-	-	-		-
Acquisition & Dispositions	-		-	19,025	19,025
Net income for the period			-	2,206,953	2,206,953
Balance, December 31, 2021	177,922,436	$177,922	$19,211,075	$(17,159,878)	$2,229,119
Issuance of common stock	4,448,061	4,448	(4,448)		-
Acquisition & Dispositions	-		-	(1,652)	(1,652)
Net income for the period			-	767,121	767,121
Balance, December 31, 2022	182,370,497	$182,370	$19,206,627	$(16,394,409)	$2,994,588

Net income for the period			-	658,146	658,146
Balance, September 30, 2023	182,370,497	$182,370	$19,206,627	$(15,736,263)	$3,652,734

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASHFLOWS

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$658,146	$2,066,690
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset: Trading Securities	140,316	242,148
Other Accrued Liabilities	(23,542)	(59,747)
Depreciation	42,980	46,771
Net cash provided by (used in) operating activities	817,900	2,295,862

Net Cash Flows from Investing Activities:
Entrepreneurship Development	496,328	(3,511,371)
Crypto and Digital Assets	-	(34,000)
Long term Investments	-	(447,475)
Net cash provided by (used in) investing activities	496,328	(3,992,846)

Net Cash Flows from Financing Activities
Notes payable - related party	(166,764)	113,119
Notes payable - Long Term	(1,435,364)	575,000
Notes payable - others	242,777	500,000
Net cash provided by (used in) financing activities	(1,359,351)	1,188,119

Net increase (decrease) in cash:	(45,123)	(508,865)
Cash at the beginning of the period:	64,579	599,390
Cash at the end of the period:	$19,456	$90,525

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest, tax, etc.	$-	$-

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

As previously disclosed on our Form 8-K filed with the Securities and Exchange Commission, on December 8, 2019, on October 29, 2019, the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) of the company for Fifty Thousand and 00/100 ($50,000/00) Dollars, to Community Economic Development Capital LLC, a California limited liability company. The Special preferred share controls 60% of the company’s total voting rights. The issuance of the preferred share to Community Economic Development Capital LLC gave Community Economic Development Capital LLC, the controlling vote to control and dominate the affairs of the company theretofor.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the current quarter and nine months ended September 30, 2023, we reported revenue of $(18,791) and $1,135,578 respectively. The has an accumulated deficit of $15,736,263 as of September 30, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

From April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the period ended September 30, 2023 and subsequent quarterly periods. All costs related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. as of September 30, 2023, and December 31, 2022 we did maintain $19,456 and $64,579 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – September 30, 2023	$2,882	$-	$-

Investments – trading securities – December 31, 2022	$143,198	$-	$-

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 4.9% of equity of the shares of any public companies as investments as of September 30, 2023.

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

A judgmental aspect of accounting for investments is evaluating whether a decline in the value of an investment has occurred. The evaluation of impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. Most of the Company’s equity investments do not have readily determinable market values. All investments are reviewed for changes in circumstances or occurrence of events that suggest the Company’s investment may not be recoverable. An impairment loss, if any, is recognized in the period the determination is made. As of December 31, 2022, the Company carried on its balance sheet, Investment in the total amount of $1,869,748. Following the collapse of the Silicon Valley Bank, due to semi-permanent impairment of securities in its investment portfolio, the Company reviewed its Investment portfolio and concluded that some of the Company’s investment may not be recoverable. Using a mark-to-market approach, the Company wrote down and reserved $1,316,237 of its investment portfolio, as impairment loss on it investments portfolio. As of September 30, 2023, the portfolio has a net balance of $191,757.

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Last fiscal year ended December 31, 2022, the Company sold nine of its EDI Notes and one Mortgage Note to Los Angeles Community Capital (LA Community Capital), a Company controlled by our President and CEO, in exchange for long-term debt owned to LA Community Capital and its affiliates. The EDI Notes were sold at their face (stated) amount without discount and the Mortgage Note was sold at face (stated) amount plus accrued interest. The EDI Notes has a total face amount of $2.2 million which is equivalent to the Mortgage Notes face amount of $2.2 million as at December 30, 2022, the date of the sale/purchase transaction.

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

As at September 30, 2023 Video River Networks, Inc. has a 81.75% controlling stake in Kid Castle Educational Corporation. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases as of September 30, 2023. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. as of September 30, 2023, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

This business segment produced zero revenue during the period ended September 30, 2023.

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

During the period ended September 30, 2023, the Company recognized net revenue $(18,791) from principal transaction.

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

During the period ended September 30, 2023, the Company did not have any unsatisfied performance obligations (other than those that are subject to an elective practical expedient under ASC 606).

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

As of September 30, 2023, our Entrepreneurship Development Revenue was derived from the sale of asset (control in pubco) to the buyer who assumes control of the pubco at the close of the sales transaction. A sale transaction could involve cash-only, cash and note, or note-only. For the contract that includes financing or convertible note, the seller evaluated the collectibility of the transaction price, and the probability that the seller will collect the consideration. Seller addressed the risk of collectability by using a convertible note with very favorable conversion.

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

Step 1: A sales contract/agreement (SPA) is used to consummate the sale. Buyer and seller signed the SPA and other collateral documents including the Notes and other documents designed to ensure collectability if the sale is cash-and-note or note-only. Where the sale was not an all-cash transaction, seller evaluated the collectability of the transaction price, or the probability that the seller will collect the consideration.

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

Step 5: Recognize revenue. Revenue is recognized as the seller satisfies a performance obligation by transferring control of the promised good or service to the customer. As of September 30, 2023, we recognized all EDI sales completed in the period because we satisfied the performance obligation by transferring control of the pubco to the customer and made adequate provision for the collectability of the convertible notes.

Entrepreneurship Development revenues: Revenues and cost of revenues from pubco-control sales are recognized at the time each pubco-control is delivered and title and possession are transferred to the buyer. For the majority of our pubco-control closings, our performance obligation to deliver a control of the pubco is satisfied in less than one month from the date a binding sale agreement is signed. In certain circumstances where we have not completed the cleaning process to rid the pubco of legacy liabilities, we are not able to complete the sale under one month, and the sale may drag for up to 24 months to allow buyer and seller sufficient time to diligently complete the cleanup work. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the pubco-control sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of September 30, 2023, the pubco-control sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities consist of deposits received from customers for sold but undelivered pubco-control.

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

Advertising Costs:

We expense advertising costs when advertisements occur.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts. It is possible that at times, the company’s cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. In such a situation, the Company’s management would assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures would be addressed and mitigated.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of September 30, 2023 and to the best of our knowledge, no legal proceedings are pending or threatened.

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

Contractual Obligations

We were not subject to any contractual obligations as at September 30, 2023.

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

Net trading revenue consisted of the following:

January 1, 2023 to September 30, 2023	Total
Net Revenue from sales of securities	$(18,791)

Net income from trading securities	$(18,791)

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

Line of credit from related party consisted of the following:

	September 30, 2023	December 31, 2022
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025, with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	673,756	419,979
Total Line of credit - related party	673,756	419,979
Less: current portion
Total Long-term Line of credit - related party	$673,756	$419,979

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has used $673,756 from the line of credit of as of September 30, 2023.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings per share is the same as the basic earnings per share for the period January 1, 2023 to September 30, 2023, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended September 30, 2023	Year ended December 31, 2022
Net income	$658,146	767,120
Dividends		1
Adjusted Net income attribution to stockholders	$658,146	767,121
Weighted-average shares of common stock outstanding
Basic and Diluted	182,370,497	182,370,497
Net income per share
Basic and Diluted	$0.0036	0.0086

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of September 30, 2023, and December 31, 2022, based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of September 30, 2023, and December 31, 2022, as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for the uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended September 30, 2023, and December 31, 2022:

	Percent	30-Sep-23	31-Dec-22

Federal statutory rates	21%	$(3,304,615)	$(3,442,826)
State income taxes	5%	(786,813)	(819,720)
Permanent differences	-0.5%	78,681	81,972
Valuation allowance against net deferred tax assets	-25.5%	4,012,747	4,180,574
Effective rate	0%	$-	$-

At September 30, 2023, and December 31, 2022, the significant components of the deferred tax assets are summarized below:

	30-Sep-23	31-Dec-22
Deferred income tax asset
Net operation loss carryforwards	15,736,263	16,394,409
Total deferred income tax asset	4,091,428	4,262,546
Less: valuation allowance	(4,091,428)	(4,262,546)
Total deferred income tax asset	$-	$-

The Company has recorded as of September 30, 2023, and December 31, 2022, a valuation allowance of $4,091,428 and $4,262,546 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance of $4,091,428 as at September 30, 2023 decreased by $73,297 compared to December 31, 2022 of $4,262,546, as a result of the Company generating additional net operating income of $658,146.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2023, and December 31, 2022.

The Company has net operating loss carry-forwards of approximately $15,736,263. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

ASU 2016-13 — In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. In addition, in May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which updates FASB ASU 2016-13. These ASUs require financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. These ASUs are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted for fiscal years beginning after December 15, 2018. Most of our financial assets are excluded from the requirements of this standard as they are measured at fair value or are subject to other accounting standards. In addition, certain of our other financial assets are short-term in nature and therefore are not likely to be subject to significant credit losses beyond what is already recorded under current accounting standards. As a result, we currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of September 30, 2023, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of September 30, 2023, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party payable transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $673,756 from the line of credit as of September 30, 2023.

On December 30, 2022, the Company sold nine of its EDI Notes and one Mortgage Note to Los Angeles Community Capital (LA Community Capital), a Company controlled by our President and CEO, in exchange for long-term debt owed to LA Community Capital and its affiliates. The EDI Notes were sold at their face (stated) amount without discount and the Mortgage Note was sold at face (stated) amount plus accrued interest. The EDI Notes has a total face amount of $2.2 million which is equivalent to the Mortgage Notes face amount of $2.2 million as at December 30, 2022, the date of the sale/purchase transaction.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various companies for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equities consist of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. As at September 30, 2023, the Company has $1,769,760 as Long term Investments - related parties. However, following the spectacular collapse of Silicon Valley Bank due to inflated valuation of assets on its book which had obviously decline in value beyond recoverability, the Company made a business judgment call to mark those securities to the fair market value as at September 30, 2023. The mark-to-market excise resulted in impairment charge of $1,316,434, which the Company acknowledged immediately because management believes that the value of those held to maturity securities have been impaired beyond recoverability.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month.

NOTE 15. MERGERS AND ACQUISITIONS

On September 15, 2020, Video River Networks, Inc. (the “Company”) entered into a stock purchase agreement with certain corporation related to our President and CEO with respect to the private placement of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company). The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. The issuance did not involve any public offering; no general solicitation or general advertising was used in connection with the offering. Community Economic Development Capital is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, industrial and commercial real estate, and other real estate related services.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2023, and December 31, 2022, we were authorized to issue 1,000,000 shares, and we have issued 1 share of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding as at September 30, 2023, and December 31, 2022.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 As at September 30, 2023, and December 31, 2022.

Twelve Months ended December 31, 2022

The Company has issued 4,448,061 shares of our common stock to Professional service providers as payment for their services. As at September 30, 2023, the Company has as common stock issued and outstanding, 182,370,497 held by more than 169 shareholders.

Warrants

No warrants were issued or outstanding as at September 30, 2023, and December 31, 2022.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after September 30, 2023 through November 3, 2023, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

Basis of Presentation

The unaudited financial statements for the three months ended September 30, 2023 and 2022 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

The consolidated financial statements of the Company therefore include the 3 months operating results of the all wholly owned subsidiaries and the balance sheet represent the financial position as at September 30, 2023, of the Company includes Alpharidge Capital LLC and Others subsidiaries in which Video River Networks has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

Overview

General – Electric Vehicles (EV) Business

The Company’s Electric Vehicles (EV) business model is a newly created business model created in the 3rd quarter of 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business acquisition with one or more EV manufacturers and related businesses, which we refer to throughout this prospectus as our EV Business acquisition plan. We have not selected any specific EV Business acquisition target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any EV Business acquisition target. We have generated little or insignificant revenue to date and we do not expect that we will generate significant operating revenues at the earliest until we consummate our initial EV Business acquisition. While we may pursue an acquisition opportunity in the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) industry or sector, we intend to focus on: (1) businesses that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles; and (2) businesses that design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered using Artificial Intelligence, Machine Learning and Robotic technologies.

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

Business Strategy and Deal Origination

We have not finalized an acquisition target yet but are making progress in identifying several potential candidates from which we intend to pick those that meet our criteria for acquisition. Our acquisition and value creation strategy will be to identify, acquire and, after our initial EV Business acquisition, build an EV company that source, design, develop, manufacture and distribute high-performance, affordable and fully electric vehicles that suit the experience of our management team and can benefit from their operational expertise. Our business acquisition strategy will leverage our management team’s network of potential transaction sources, where we believe a combination of our relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses to improve their overall value proposition.

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

Plan of Operations for the Next Twelve Months

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and must figure in our plan of operation. In the next twelve months, we plan on buying, rehabilitating and selling up to six properties and adding the net proceeds obtained from the sales to finance our acquisition business plan.

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
b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.

5.	Operating expenses during the twelve months would be as follows:

a.	For the six months through April 30, 2024, we anticipate to incur general and other operating expenses of $388,000.
b.	For the six months through October 31, 2024 we anticipate to incur additional general and other operating expenses of $378,000.

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

Employees

We do not have a W-2 employee at present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of September 30, 2023, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who help with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expected to devote at least 15 hours per week to our business operations. We plan on formalizing employment contracts for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all our technical and marketing needs.

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

Results of Operations

Three months ended September 30, 2023, as Compared to Three Months Ended September 30, 2022

Revenues — The Company recorded $(18,791) in revenue for the three months ended September 30, 2023 as compared to $1,135,578 for the same period of September 30, 2022. The decline in revenue was due to our decision to skip transactions in Real Estates “purchase-rehab-resell” program until a more conducive lending environment emerges in the near future.

Operating Expenses — Total operating expenses for the three months ended September 30, 2023 was $58,397 as compared to $100,802 in the same period in, 2022, due to increased accounting and audit expense compared to previous period ended September 30, 2022.

Net Income — Net loss for three months ended September 30, 2023 was $77,188 as compared to Net Income of $493,596 for the three months ended September 30, 2022.

Nine months ended September 30, 2023, as Compared to Nine Months Ended September 30, 2022

Revenues — The Company recorded $1,135,578 in revenue for the nine months ended September 30, 2023 as compared to $3,284,131 for the same period of September 30, 2022.

Operating Expenses — Total operating expenses for the nine months ended September 30, 2023 was $218,761 as compared to $350,051 in the same period of 2022, due to decreased operating activities, namely, the halt in our real estate operations, no consultants fees, during the period ended September 30, 2022.

Net Income — Net income for nine months ended September 30, 2023 was $658,146 as compared to Net Income of $2,066,690 for the nine months ended September 30, 2022.

OCI - Unrealized Gain or Other Comprehensive Income for nine months ended September 30, 2023 was $0, as compared to Unrealized gain of $3,700, for the nine months ended September 30, 2022, which was a result of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, the Company had a working capital of $19,938, consisting of $19,456 in cash, $2,882 in Trading Securities, and $2,400 in short-term liabilities.

For the nine months period ended September 30, 2023, the Company generated $817,900 from operating activities, generated cash of $496,328 from investing activities, and used cash of $1,359,351 on financing activities, resulting in an decrease in total cash of $45,123 and a cash balance of $19,456 for the period. Compared to the nine months period ended September 30, 2022, the Company generated $2,295,862 from operating activities, used cash of $3,992,846 on investing activities, and generated cash of $1,188,119 on financing activities, resulting in an decrease in total cash of $508,865 and a cash balance of $90,525 for the period.

As of September 30, 2023, total stockholders’ equity increased to $3,652,734 from $2,994,588 as of December 31, 2022, accounting for the $ 658,146 net income for the period ended September 30, 2023.

As of September 30, 2023, the Company had a cash balance of $19,456 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of September 30, 2023. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2023:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2023, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2023, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

VIDEO RIVER NETWORKS, INC.

Date: November 13, 2023	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

