Form 10-K
period 2023-12-31
Video River Networks, Inc.
filed 2024-04-17
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

As of March 11, 2024, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $838,371 using the average bid and ask price on that day of $0.0130 and a public float of 144,546,809 shares.

As of December 31, 2023, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,806,835 using the average bid and ask price on that day of $0.0125 and a public float of 144,546,809 shares.

As at March 11, 2024, the number of shares of common stock issued and outstanding was 182,370,497.

As at December 31, 2023, the number of shares of common stock issued and outstanding was 182,370,497.

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

Following the change of control transaction listed above, the Company appointed Mr. Frank I Igwealor as President and CEO. Our corporate office is located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Our telephone number is (310) 895-1839

As of December 31, 2023, we had no W-2 employee, but three of our officers and directors provide all the services without pay until we formally enter into employment contract with them as full-time employees.

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

As of December 31, 2023, we owned zero investment property in California. We expect to restart real estate purchase rehab business once we are satisfied about the directions of the interest rates for the near future. On the multifamily properties, we believe and plan for an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring tenants’ satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe a web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by property type so lease expiration are matched to each property’s seasonal rental patterns. We generally offer leases ranging from twelve to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to tenants’ changing needs and a high level of satisfaction.

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

Multifamily Property Operations – The Company intends to manage a portfolio of multifamily properties by focusing on activities that may generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation. The Company intends to achieve this by utilizing the strategies set forth below:

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

Risk Management

As of December 31, 2023, we owned three properties. We embraced portfolio diversification at acquisitions as our main risk management strategy. We will continue to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 25% of our total assets and that no single tenant will exceed 30% of our total assets.

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

Plan of Operations

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and figures in our plan of operation. As at December 31, 2023, we have zero available-for-sale real estate properties.

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

Employees

As of December 31, 2023, we had 3 non-W2 staff considered to be part of our management team. Those three include our sole officer, Frank I Igwealor and Director, Patience Ogbozor. We have not experienced any work stoppages, and we consider our relations with our officers to be good.

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

The Company has and operates small ongoing revenue generating businesses. As of December 31, 2023, the Company reported revenue of $664,613 and an accumulated deficit of $15,898,383 as of the end of the period. Further, we expect to incur significant costs in pursuit of our EV acquisition plans. Management’s plans to address this need for capital are discussed in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial EV business combination may not be successful. These factors, among other conditions, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

As at December 31, 2023, we currently own zero investment properties. We have no tenant nor rental revenues for the year ended December 31, 2023. Lease payment defaults by any of our future tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. A lack of diversification may also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our future tenants, would subject us to a significant risk of loss.

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

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (shares of common stock as of the date of this Report); or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

●	provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2023, there were no unresolved SEC comments issued to the Company.

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

As of December 31, 2023, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

The quotations below reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions:

Fiscal Year Ended on December 31, 2023	High Bid	Low Bid
1 st Quarter	0.0100	0.0710
2 nd Quarter	0.0140	0.0060
3 rd Quarter	0.0089	0.0023
4 th Quarter	0.0150	0.0052

Fiscal Year Ended on December 31, 2022	High Bid	Low Bid
1st Quarter	0.1344	0.0310
2nd Quarter	0.0350	0.0150
3rd Quarter	0.0350	0.0230
4th Quarter	0.0300	0.0120

(b)	Security Holders

The number of record holders of our common stock at December 31, 2023 was 164 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

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

On November 1, 2021, the Company issued a total of 8,000,000 shares of its Common Stock related to the conversion of $80,000 in debt

On May 11, 2022, the Company issued 4,448,061 shares of its Common Stock to Maxim Partners LLC, an Investment Banking service provider as payment for their ongoing and future services. As at December 31, 2023, the Company has as common stock issued and outstanding, 182,370,497 held by more than 169 shareholders.

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

Access to Portfolio Company Managers and Advisors. Through their combined years of experience investing in and controlling businesses, our management team members have developed strong professional relationships with former company managers and advisors. When appropriate, we intend to bring in outside directors, managers or consultants to assist in corporate governance and operational turnaround activities. The use of supplemental advisors should provide additional resources to management to address time intensive issues that may be delaying an organization from realizing its full potential shareholder returns.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had zero cash flows from operations for the twelve months ended December 31, 2023 and 2022 These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

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

Entrepreneurship Development Initiative Revenue:

Alpharidge Capital LLC, an operating subsidiary of the Company operates an Entrepreneurship Development Initiative through which it acquires abandoned shell companies that are listed on the OTC expert market with the goal of cleaning them up and deploying them into the capital markets for possible merger/acquisition to small businesses that are looking for vehicles to help boost their businesses and create jobs for their family and friends. Alpharidge’s process flows as follows: (1) The acquisition of control of abandoned shell/pubco through cash-purchase of custodianship process. All shells/pubcos acquired are held in the name of Alpharidge or one of its affiliates; (2) Alpharidge cleanse and revives the shell/pubcos; (3) Alpharidge issues control-block-shares of the pubco to CED Capital an affiliate company, to hold in trust for Alpharidge. (4) CED sells the control-block-shares of the pubco to buyers in exchange for cash or notes. The cash component goes to Alpharidge immediately, while the note is simultaneously assigned to Alpharidge; and (5) Alpharidge releases control of the pubco to the new buyer and recognize the revenue from the sale done on its behalf by CED Capital. As at December 31, 2023 the Company recognized $1,513,535 in Entrepreneurship Development Initiative Revenue consisting of $1,416,785 from shell/pubco sales and $96,750 from accrued interest.

Accounting for the initial acquisition of the shells through custodianship processes or b direct acquisition from other owners, Alpharidge capitalizes all identifiable funds advanced to each shell to pay for its nominal activities including monthly Transfer Agent’s fees, annual state charter dues, OTCIQ access fees, legal, accounting, reporting and publication cost. Each cost is accumulated under the related asset as long-term receivable from that entity. It is classified as long-term receivable because it is only paid off when the shell is sold to prospective entrepreneurs. Upon sale, the sale price is recognized as EDI revenue while the accumulated receivable is expensed as EDI Cost of Sales.

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

Except for the October 29, 2019 transaction in which the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) to Community Economic Development Capital LLC, no other potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2023 and 2022.

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

Results of Operations

Comparison of Fiscal Years 2023 and 2022

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

Revenues — We are generating substantially all our revenue from entrepreneurship development initiative, principal transactions in proprietary trading operation, and interest accrual on EDI Notes. For the year ended December 31, 2023, revenue from entrepreneurship development initiative was $1,416,785, net revenue from principal transactions was $(848,922), and EDI interest revenue of $96,750 for total revenue of $664,613. Compared to total revenue of $3,866,539 for the year ended December 31, 2022.

Operating Expenses — Operating expense was $379,844 and $1,735,003 for the years ended December 31, 2023 and 2022 respectively. Operating expense consists of costs related to the establishment of corporate governance; and costs associated with our plans and preparations for a future potential merger or capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, and professional fees, other general business outside consulting activities. Operating expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

Net Income (Loss) — Net Income for the year ended December 31, 2023 was $496,026 compared to Net Income of $767,121 for the year ended December 31, 2022.

Accumulated Deficit – As at December 31, 2023, we have accumulated deficit of $15,898,383 compared to accumulated deficit of $16,394,409 as at December 31, 2022.

Liquidity and Capital Resources

Cash and Cash Equivalent – As at December 31, 2023, we had $7,009 cash on hand compared to $64,579 in cash as at December 31, 2022.

Other Current Assets – Inventory and Receivables - As at December 31, 2023, we had $2,569 in account receivable compared to $143,198 as at December 31, 2022.

Related parties liabilities - As at December 31, 2023, we had $326,584 balance from advances from related compared to $419,979 as at December 31, 2022.

Liquidity and Capital Resources

As at December 31, 2023, we had $7,009 cash on hand compared to $64,579 in cash as at December 31, 2022. We anticipate that our cash position is sufficient to fund current operations. We believe that our capital resources, including cash on hand, cash generated from operations, and available capacity on our credit facility, is not sufficient liquidity to meet our strategic objectives, maintain current operations and execute the capital program for the next 12 months and beyond. We would need to raise capital or borrow fund to finance our operations in the near future. In accordance with our investment policy, available cash balances are held in our primary cash management banks or tradable securities for short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

Since 2019, most of our operations have been financed through advances from a company controlled by our president and CEO. As of December 31, 2023, the company controlled by our president and CEO has loaned operating capital, pursuant to a Line of Credit Agreements to advance or loan any additional funds to us in the future. We have not yet achieved significant profitability. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability. Future financing of our operation depends largely on our controlling shareholder, Mr. Igwealor, advancing most or all of our operating budget.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Contractual Obligations

Not applicable.

Plan of Operation for the Next Twelve (12) Months

While our major focus is to find, acquire and manage EV, Ai, Robotics, and/or Machine Learning businesses, our real estate portfolio is still alive and must figure in our plan of operation. In the next twelve months, we plan on buying rehabilitating and selling four to six properties and adding the net proceeds obtained from the sales to the to finance our electric vehicles business plan.

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

We intend to implement the following tasks within the next twelve months:

1.	Month 1-3: Phase 1 (1-3 months in duration; purchase and rehabilitation of three properties and put them to good use)

a.	Identify 3 properties to acquire

b.	Sign purchase agreement with the sellers of the 3 properties identified above;

c.	Acquire and consolidate the revenue from those 3 properties.

2.	Month 3-6 Phase 2 (1-3 months in duration; cost control, process improvements, admin & mngt.).

a.	Integrate acquired properties into NIHK’s model – consolidate the management of the properties including integration of their accounting and finance systems, synchronization of their operating systems, and harmonization of their human resources functions.

b.	Complete and file quarterly reports and other required filings for the quarter

3.	Month 6-9: Phase 3 (1-3 months in duration; $5 million in estimated fund receipt from loan or equity)

a.	Identify and acquire 4 specialized properties that are complementary/similar properties or assets in the target market

4.	Month 9-12: Phase 4 (1-3 months duration; use acquired businesses’ free cash flow for more acquisitions)

a.	Run the businesses efficiently, giving employees a conducive and friendly workplace and add value to investors and shareholders by identifying and reducing excesses and also identifying and executing growth strategies

b.	Acquire 4 more properties especially in regions where RE is at or below their book-value.

5.	Operating expenses during the twelve months would be as follows:

a.	For the six months through June 30, 2024, we anticipate to incur general and other operating expenses of $238,000.

b.	For the six months through December 31, 2024 we anticipate to incur additional general and other operating expenses of $328,000.

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

VIDEO RIVER NETWORKS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DEC. 31, 2023 and 2022

VIDEO RIVER NETWORKS, INC.

FINANCIAL STATEMENTS

C O N T E N T S

64

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Video River Networks Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Video River Networks Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

The Company has an accumulated deficit of $ 15,898,383 for the year ended December 31, 2023. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit maters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Related party transactions:

We identified the Company’s related party transactions as a critical audit matter because it is a significant amount totaling $3,885,193. As discussed in Note 3 & 14 to the financial statements, Video Rivers Networks Inc. (NIHK) has significant related party transactions affecting the assets and liabilities of the company.

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

Newhall, California

April 15, 2024

VIDEO RIVER NETWORKS INC

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$7,009	$64,579
Investments - trading securities	2,569	143,198
Total Current Assets	9,578	207,777

Accrued Interest Receivable	$182,125	$85,375
Investments - unrelated parties	30,000	30,000
Fixed assets - net	40,086	101,081
Notes Receivable Entrepreneurship Devpt.	1,579,420	1,693,420
Long term Notes Receivable - related parties	1,815,676	747,000
Long term Investments - related parties	163,513	553,314

Total assets	3,820,398	3,417,967

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$3,200	3,400
Marginal loan payable
Total Current Liabilities	$3,200	$3,400

Long-Term Liabilities:
Notes payable - net of current portion	$326,584	$419,979
Line of credit - related party
Total Long-Term Liabilities	326,584	419,979
Total Liabilities	$329,784	$423,379

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding As at December 31, 2023 and 2022.	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 182,370,497 issued and outstanding As at December 31, 2023 and 2022.	182,370	182,370
Additional paid in capital	19,206,627	19,211,075
Accumulated deficit	(15,898,383)	(16,394,409)

Total Stockholders’ Equity	$3,490,614	$2,994,588
Total Liabilities and Stockholders’ Equity	3,820,398	3,417,967

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2023 and 2022

	December 31
	2023	2022
Revenue:
Entrepreneurship Development	$1,513,535	$4,850,408
Principal transactions - Net	(848,922)	(983,869
Total Revenue	664,613	$3,866,539

Cost of goods sold:
Entrepreneurship Development	285,456	1,368,115
Licensing Fees	-	-
Total cost of goods sold	285,456	1,368,115
Gross profit	379,157	2,498,424

Operating expenses:
General and administrative	$190,850	1,528,462
Professional fees	188,580	201,861
Advertising and promotions	414	4,451
Interest expense		229
Total operating expenses	$379,844	1,735,003
Income (loss) from operations	$(687)	763,421

Other Income
Impairment Charges	$496,713
Unrealized gain (loss)		3,700
Net Income	$496,026	767,121

Earnings (loss) per Share: Basic and Diluted	$0.0027	$0.0042

Weighted Average Common Shares Outstanding: Basic and Diluted	182,370,497	182,370,497

The accompanying notes to audited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years ended December 31, 2023 and 2022

	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230	30,769			30,769
Cumulative Restructuring adjustment	-	-		(36,993)	(36,993
Net income for the period			-		-
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224
Issuance of common stock	8,000,000	8,000	13,978		21,978
Acquisition of business	-		222,378.0	(152,011)	70,367
Net income for the period			-	(82,980)	(82,980
Balance, December 31, 2020	177,922,436	$177,922	$19,211,075	$(19,385,856)	$3,141
	-	-	-		-
Acquisition & Dispositions	-		-	19,025	19,025
Net income for the period			-	2,206,953	2,206,953
Balance, December 31, 2022	177,922,436	$177,922	$19,211,075	$(17,159,878)	$2,229,119
Issuance of common stock	4,448,061	4,448	(4,448)		-
Acquisition & Dispositions	-		-	(1,652)	(1,652
Net income for the period			-	767,121	767,121
Balance, December 31, 2022	182,370,497	$182,370	$19,206,627	$(16,394,409)	$2,994,588
Net income for the period			-	496,026	496,026
Balance, December 31, 2023	182,370,497	$182,370	$19,206,627	$(15,898,383)	$3,490,614

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASHFLOWS

Years ended December 31, 2023 and 2022

	DECEMBER 31,
	2023		2022
Cash Flows from Operating Activities:
Net Income (Loss)		$496,026	$767,121
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset:Trading Securities		140,629	302,852)
Accrued expenses and other liabilities		(95,950)	(85,427
Depreciation		60,996	62,353
Net cash provided by (used in) operating activities		601,701	1,046,899

Net Cash Flows from Investing Activities:
Real estate investment - net		(22,256)	(53,184
Long term Investments		389,801	1,316,434)
Fixed Assets - other			(34,731)
Net cash provided by (used in) investing activities		367,545	1,228,519)

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan			(23,664
Notes payable - related party		(92,395)	(4,817,786
Notes payable - Entrepreneurship Development			(34,433)
Mortgage payable/receivable			2,609,001)
Notes payable - unrelated party		(934,420)	(645,000
Net cash provided by (used in) financing activities		(1,026,815)	(2,911,882

Net increase (decrease) in cash:		(57,570)	(636,464
Cash at the beginning of the period:		64,579	701,043
Cash at the end of the period:		$7,009	$64,579

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$		$38
Cash paid for tax		$-	$-

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS, INC.

Notes to Audited Condensed Consolidated Financial Statements

1. NATURE OF OPERATIONS

The Company and Nature of Business

Video River Networks, Inc. (the “Company”) is a technology firm that operates and manages a portfolio of Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) assets, businesses and operations in North America. The Company’s target portfolio businesses and assets include operations that design, develop, manufacture and sell high-performance fully electric vehicles and design, manufacture, install and sell Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices mostly engineered through Artificial Intelligence, Machine Learning and Robotic technologies.

Our current technology-focused business model was a result of our board decision to gradually reduce our presence in the Real Estate sector while at the same time boost our presence in the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) sectors. The Company which previously had been technology focused, has now returned back to its original technology-focused businesses of Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices. In addition to above list, the Company intends to spread its wings into the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) businesses/markets, targeting acquisition, ownership and operation of acquired EV-AI-ML-R businesses or portfolio of EV-AI-ML-R businesses.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended December 31, 2023, we reported revenue of $664,613 and an accumulated deficit of $15,898,383. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2023 and December 31, 2022 we did maintain $7,009 and $64,579 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – December 31, 2023	$2,569	$-	$-

Investments – trading securities – December 31, 2022	$143,198	$-	$-

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

As at December 31, 2023 Video River Networks, Inc. has a 81.75% controlling stake in Kid Castle Educational Corporation. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases As of December 31, 2023. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of December 31, 2023, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

Entrepreneurship Development Initiative Revenue:

Alpharidge Capital LLC, an operating subsidiary of the Company operates an Entrepreneurship Development Initiative through which it acquires abandoned shell companies that are listed on the OTC expert market with the goal of cleaning them up and deploying them into the capital markets for possible merger/acquisition to small businesses that are looking for vehicles to help boost their businesses and create jobs for their family and friends. Alpharidge’s process flows as follows: (1) The acquisition of control of abandoned shell/pubco through cash-purchase of custodianship process. All shells/pubcos acquired are held in the name of Alpharidge or one of its affiliates; (2) Alpharidge cleanse and revives the shell/pubcos; (3) Alpharidge issues control-block-shares of the pubco to CED Capital an affiliate company, to hold in trust for Alpharidge. (4) CED sells the control-block-shares of the pubco to buyers in exchange for cash or notes. The cash component goes to Alpharidge immediately, while the note is simultaneously assigned to Alpharidge; and (5) Alpharidge releases control of the pubco to the new buyer and recognize the revenue from the sale done on its behalf by CED Capital. As at December 31, 2023 the Company recognized $1,513,535 in Entrepreneurship Development Initiative Revenue consisting of $1,416,785 from shell/pubco sales and $96,750 from accrued interest.

Revenue Recognition – Sale of homes/properties,

This business segment produced zero revenue during the year ended December 31, 2023.

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

During the year ended December 31, 2023, the Company did recognized revenue of $96,750 in net interest income.

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

During the year ended December 31, 2023, the Company did recognized net revenue $(848,922) from principal transaction.

Contract balances

Substantially all receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets.

Unsatisfied performance obligations

We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed. During the year ended December 31, 2023, the Company did not have any unsatisfied performance obligations (other than those that are subject to an elective practical expedient under ASC 606).

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

As of December 31, 2023, our Entrepreneurship Development Revenue was derived from the sale of asset (control in pubco) to the buyer who assumes control of the pubco at the close of the sales transaction. A sale transaction could involve cash-only, cash and note, or note-only. For the contract that includes financing or convertible note, the seller evaluated the collectibility of the transaction price, and the probability that the seller will collect the consideration. Seller addressed the risk of collectability by using a convertible note with very favorable conversion.

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

Step 5: Recognize revenue. Revenue is recognized as the seller satisfies a performance obligation by transferring control of the promised good or service to the customer. As of December 31, 2023, we recognized all EDI sales completed in 2022 because we satisfied the performance obligation by transferring control of the pubco to the customer and made adequate provision for the collectability of the convertible notes.

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

To account for the initial acquisition of the shells through custodianship processes or direct acquisition from other owners, Alpharidge capitalizes all identifiable funds advanced to each shell to pay for its nominal activities including monthly Transfer Agent’s fees, annual state charter dues, OTCIQ access fees, legal, accounting, reporting and publication cost. Each cost is accumulated under the related asset as long-term receivable from that entity. It is classified as long-term receivable because it is only paid off when the shell is sold to prospective entrepreneurs. Upon sale, the sale price is recognized as EDI revenue while the accumulated costs/receivable is expensed as EDI Cost of Sales.

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

During the year ended December 31, 2023, the Company did recognized revenue of $1,416,785 from the Entrepreneurship Development Initiative. The Company did not have any unsatisfied performance obligations that is related to this revenue. While the sale prices differ from one pubco to another, terms of payment is the major determinant of the sale-price. All-cash deals are the cheapest at less than $75,000. While hybrid options that combined small cash outlay with 24 months Convertible Notes are the most affordable. As at December 31, 2023, Alpharidge has sold fifteen shells altogether with prices ranging between $25,000 and $475,000 each in cash, equities, and convertible notes payable, totaling $3,760,033 for the period. The Company also recorded $96,750 in interest income from its Entrepreneurship Development Initiative.

Advertising Costs:

We expense advertising costs when advertisements occur. During the year ended December 31, 2023, the Company did recognized advertising costs of $414 compared to $4,451 it spent during the year ended December 31, 2022.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings As of December 31, 2023 and to the best of our knowledge, no legal proceedings are pending or threatened.

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

Contractual Obligations

We were not subject to any contractual obligations As at December 31, 2023.

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

Net trading revenue consisted of the following:

January 1, 2023 to December 31, 2023	Total
Revenue from sales of securities - net	$(848,922)

Net loss from principal transactions	$(848,922)

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

Line of credit from related party consisted of the following:

	December 31, 2023	December 31, 2022
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	326,584	419,979
Total Line of credit - related party	326,584	419,979
Less: current portion
Total Long-term Line of credit - related party	$326,584	$419,979

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount to $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $326,584 As of December 31, 2023.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2023 to December 31, 2023, as there are no potential shares outstanding that would have a dilutive effect.

	Year ended December 31, 2023	Year ended December 31, 2022
Net income	$496,026	$767,120
Dividends		1
Adjusted Net income attribution to stockholders	$496,026	$767,121
Weighted-average shares of common stock outstanding
Basic and Diluted	182,370,497	182,370,497
Net income per share
Basic and Diluted	$0.0027	$0.0042

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets As of December 31, 2023 and December 31, 2022 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements As of December 31, 2023 and December 31, 2022 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended December 31, 2023 and December 31, 2022:

	Percent	31-Dec-23	31-Dec-22

Federal statutory rates	21.0%	$(3,338,660)	$(3,442,826)
State income taxes	5.0%	(794,919)	(819,720)
Permanent differences	-0.5%	79,492	81,972
Valuation allowance against net deferred tax assets	-25.5%	4,054,088	4,180,574
Effective rate	0%	$-	$-

at December 31, 2023 and December 31, 2022, the significant components of the deferred tax assets are summarized below:

	31-Dec-23	31-Dec-22
Deferred income tax asset
Net operation loss carryforwards	15,898,383	16,394,409
Total deferred income tax asset	4,133,580	4,262,546
Less: valuation allowance	(4,133,580)	(4,262,546)
Total deferred income tax asset	$-	$-

The Company has recorded As of December 31, 2023 and December 31, 2022, a valuation allowance of $4,133,580 and $4,262,546 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $4,133,580 As at December 31, 2023 decreased by $125,781 compared to December 31, 2022 of $4,262,546, as a result of the Company generating additional net operating income of $496,026 .

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions As of December 31, 2023 and December 31, 2022.

The Company has net operating loss carry-forwards of approximately $15,898,383. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of December 31, 2023, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of December 31, 2023, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party payable transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $326,584 from the line of credit As of December 31, 2023.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various company for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equity consists of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. As at December 31, 2023, the Company has $1,869,748 as Long term Investments - related parties. However, following the spectacular collapse of Silicon Valley Bank due to inflated valuation of assets on its book which had obviously decline in value beyond recoverability, the Company made a business judgment call to mark those securities to the fair market value As at December 31, 2023. The mark-to-market excise resulted in impairment charge of $1,316,434, which the Company acknowledged immediately because management believes that the value of those held to maturity securities have been impaired beyond recoverabiity. As at December 31, 2023, the company had liquidated some of these assets resulting in impairment revaluation of $496713. For the year ended December 31, 2023, the Company carried on its balance sheet, Investments in the total amount of $1,410,478, which was written down to its fair market value of $163,513.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2023 and December 31, 2022, we were authorized to issue 1,000,000 shares, and we have issued 1 shares of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding As at December 31, 2023 and December 31, 2022.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 As at December 31, 2023 and December 31, 2022.

Twelve Months ended December 31, 2023

The Company has issued 4,448,061 shares of our common stock to Professional service providers as payment for their services. As at December 31, 2023, the Company has as common stock issued and outstanding, 182,370,497 held by more than 169 shareholders.

Warrants

No warrants were issued or outstanding As at December 31, 2023 and December 31, 2022.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after December 31, 2023 through April 15, 2024, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

During the audit of our financial statements for the year ended December 31, 2023, the auditors identified the following deficiency in NIHK’s internal control to be a material weakness:

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

Based on its assessment, management concluded that As of December 31, 2023 our disclosure controls and procedures were ineffective. We plan to take measures to continue improving our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

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

Pending the implementation of the ERP system, we shall implement additional controls to ensure that our internal controls over financial reporting are effective. These controls include:

●	All departments requesting funds must obtain written approval from the Chief Executive Officer or the Chairman of the Board before the accounting department may commence processing payments;

●	All fund transfer applications must be approved by the applicable department supervisor before the application may be processed. No one can authorize their own application. This is applicable to all staff including staff at the managerial level;

●	All fund transfer applications must be accompanied by supporting documentation, such as a copy of the relevant contract copy of the relevant invoice or stock pre-payment statement;

●	Stock purchases require the approval of the supervisor or manager of the relevant department, the approval of the accounts department, and a stock receipt and suppliers’ certification. Finally the application must be approved by the Chairman of the Board before funds may be released; and

●	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	52	Chairman, Director and Chief Executive and Financial Officer	November 2019 to present
Ms. Patience Ogbozor	38	Director	October 2019 to present
Bishop Christopher Milton	58	Director	November 2020 to present
Ms. Perpetual U Emeana	33	Director	April 2021 to present

*Age As at December 31, 2023.

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

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		Total ($)
Mr. Frank I Igwealor, Chair, CEO, CFO	2023	—	—	—	—	—		—
Mr. Frank I Igwealor, Chair, CEO, CFO	2022	—	—	—	—	—	(i)	—
Mr. Frank I Igwealor, Chair, CEO, CFO	2021	—	—	—	—	—	(ii)	—
Mr. Frank I Igwealor, Chair, CEO, CFO	2020	—	—	3,100	—	—	(iii)	3,100

Notes:

(i)

(ii)

(iii)

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2023. The Company has never granted any stock options.

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

Unless otherwise stated, the address for all 5% owners, officers and directors listed below is: 370 Amapola Ave., Suite 200A, Torrance, CA 90501.

Title of Class		Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Preferred stock	(a)	Frank I Igwealor	1	100%
Common stock	(b)	Frank I Igwealor	53,432,998	29.30%

Common stock	(c)	Directors and officers as a group	53,432,998	29.30%

NOTES:

(a)	The control share sold to CED Capital is convertible to 150 million shares of our Common stock. Same share reverted to Frank I Igwealor as part of the process of merging CED Capital into NIHK

(b)	Hire-on-Bonus paid to Mr. Igwealor upon his acceptance of the CEO position of the Company

(c)	As of December 31, 2023 and based on 182,370,497 shares of common stock outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company had the following related party payable transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $326,584 from the line of credit As of December 31, 2023.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various company for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. The equity consists of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. As at December 31, 2023, the Company has $1,869,748 as Long term Investments - related parties. However, following the spectacular collapse of Silicon Valley Bank due to inflated valuation of assets on its book which had obviously decline in value beyond recoverability, the Company made a business judgment call to mark those securities to the fair market value As at December 31, 2023. The mark-to-market excise resulted in impairment charge of $1,316,434, which the Company acknowledged immediately because management believes that the value of those held to maturity securities have been impaired beyond recoverabiity. As at December 31, 2023, the company had liquidated some of these assets resulting in impairment revaluation of $496713. For the year ended December 31, 2023, the Company carried on its balance sheet, Investments in the total amount of $1,410,478, which was written down to its fair market value of $163,513.

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

Line of credit from related party consisted of the following:

	December 31, 2023	December 31, 2022
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	326,584	419,979
Total Line of credit - related party	326,584	419,979
Less: current portion
Total Long-term Line of credit - related party	$326,584	$419,979

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $326,584 As of December 31, 2023.

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

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year Ended	Year Ended
	December 31, 2022	December 31, 2022
Audit fees	$20,000	$20,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$20,000	$20,000

Audit-Related Fees

No other audit-related fees were incurred in 2023.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2023 and 2022 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2023 and 2022 for products and services provided by our principal independent accountants was $0.

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

Date: April 17, 2024	VIDEO RIVER NETWORKS, INC.

	By:	/s/ Frank I Igwealor
	Name:	Frank I Igwealor
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor	Chief Executive Officer,	Date: April 17, 2024
Frank I Igwealor	Chief Financial Officer, President, Director
(Principal Executive Officer)
(Principal Financial Officer)

