Form 10-Q
period 2024-03-31
Video River Networks, Inc.
filed 2024-05-20
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of March 31, 2024, there were 182,370,497 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

VIDEO RIVER NETWORKS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,920	$7,009
Investments - trading securities	-	2,569
Total Current Assets	1,920	9,578

Accrued Interest Receivable	$-	$182,125
Investments - unrelated parties	-	30,000
Fixed assets - net	-	40,086
Notes Receivable Entrepreneurship Development	-	1,579,420
Long term Notes Receivable - related parties	-	1,815,676
Long term Investments - related parties	-	163,513
Installment Receivable	1,562,067	-
Total assets	1,563,987	3,820,398

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$-	3,200
Other current liabilities	2,200	-
Total Current Liabilities	$2,200	$3,200

Long-Term Liabilities:
Notes payable	$32,302	$326,584
Line of credit
Total Long-Term Liabilities	32,302	326,584
Total Liabilities	$34,502	$329,784

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding as at March 31, 2024 and December 31, 2023	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 182,370,497 issued and outstanding as at March 31, 2024 and December 31, 2023.	182,370	182,370
Additional paid in capital	19,206,627	19,206,627
Accumulated deficit	(17,859,512)	(15,898,383)

Total Stockholders’ Equity	$1,529,485	$3,490,614
Total Liabilities and Stockholders’ Equity	1,563,987	3,820,398

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

Period Ended March 31, 2024 and 2023

	March 31
	2024	2023
Revenue:
Entrepreneurship Development	$-	$492,562
Sales of investment under property	-	-
Principal transactions - Net	-	$(111,630)
Total Revenue	-	380,932

Cost of goods sold:
Entrepreneurship Development	-	60,100
Total cost of goods sold	-	60,100
Gross profit	-	320,832

Operating expenses:
General and administrative	8,087	26,108
Professional fees	22,500	12,813
Total operating expenses	30,587	38,921
Income (loss) from operations	(30,587)	281,911

Other Income
Dividends	-	-
Disposition of operating unit	1,562,067	-
Net Income	1,531,480	281,911

Earnings (loss) per Share: Basic and Diluted	$0.0084	$0.0015

Weighted Average Common Shares Outstanding: Basic and Diluted	182,370,497	182,370,497

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Period Ended June 30, 2022

(Unaudited)

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230	30,769			30,769
Cumulative Restructuring adjustment	-	-		(36,993)	(36,993)
Net income for the period			-		-
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Issuance of common stock	8,000,000	8,000	13,978		21,978
Acquisition of business	-		222,378.0	(152,011)	70,367
Net income for the period			-	(82,980)	(82,980)
Balance, December 31, 2020	177,922,436	$177,922	$19,211,075	$(19,385,856)	$3,141
	-	-	-		-
Acquisition & Dispositions	-		-	19,025	19,025
Net income for the period			-	2,206,953	2,206,953
Balance, December 31, 2021	177,922,436	$177,922	$19,211,075	$(17,159,878)	$2,229,119
Issuance of common stock	4,448,061	4,448	(4,448)		-
Acquisition & Dispositions	-		-	(1,652)	(1,652)
Net income for the period			-	767,121	767,121
Balance, December 31, 2023	182,370,497	$182,370	$19,206,627	$(16,394,409)	$2,994,588
Net income for the period			-	496,026	496,026
Balance, December 31, 2023	182,370,497	$182,370	$19,206,627	$(15,898,383)	$3,490,614
Disposition of business unit				(3,492,609)	(3,492,609)
Net income for the period			-	1,531,480	1,531,480
Balance, March 31, 2024	182,370,497	$182,370	$19,206,627	$(17,859,512)	$1,529,485

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASHFLOWS

Period Ended March 31, 2024 and 2023

	MARCH 31,
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$1,531,480	$281,911
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset:Trading Securities	-	49,849
Other Receivables & Accrued Liabilities	(1,561,867)	(17,563)
Depreciation	-	13,482
Net cash provided by (used in) operating activities	(30,387)	327,679

Net Cash Flows from Investing Activities:
Long term Investments	-	99,989
Net cash provided by (used in) investing activities	-	99,989

Net Cash Flows from Financing Activities
Notes payable - related party		47,624
Notes payable - Entrepreneurship Development		(44,953)
Notes payable - Long Term	32,302	(475,000)
Net cash provided by (used in) financing activities	32,302	(472,329)

Net increase (decrease) in cash:	1,915	(44,661)
Cash at the beginning of the period:	5	64,579
Cash at the end of the period:	$1,920	$19,918

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

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

On September 15, 2020, Video River Networks, Inc. (the “Company”) entered into a stock purchase agreement with Kid Castle Educational Corporation (“Kid Castle”, “KDCE”), an entity related to, and controlled by our President and CEO with respect to the purchase through private placement, of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company). The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering. As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control” subsections of ASC 805-50. Following the acquisition, the Company now has 55% (which has now grown to 97.58%) of the voting control of and 100% of operating and financial control of Kid Castle.

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

The consolidated financial statements of the Company therefore include Video River Networks, Inc. and subsidiaries of its subsidiary, KDCE and subsidiaries, in which it has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

On January 12, 2024, due to KDCE’s need to simplify its balance sheet in order to approach the regulators to remove the Caveat Emptor tag from KDCE’s OTC Market profile, it sold Alpharidge Capital LLC, its main operating subsidiary to American Community Capital, LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

The consolidated financial statements of the Company therefore include KDCE and subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended March 31, 2024, we reported operating revenue of $0 and a one-time income of $1,562,067 from disposition of an operating unit, and an accumulated deficit of $17,859,512. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Since April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the year ended December 31, 2023 and subsequent quarterly periods. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2024 and December 31, 2023 we did maintain $1,920 and $7,009 balance of cash equivalents respectively.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

As at March 31, 2024 Video River Networks, Inc. has a 81.75% controlling stake in Kid Castle Educational Corporation. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases As of March 31, 2024. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of March 31, 2024, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

Entrepreneurship Development Initiative Revenue:

In previous reporting periods while Alpharidge Capital LLC, was an operating subsidiary of KDCE, it operated an Entrepreneurship Development Initiative through which it acquires abandoned shell companies that are listed on the OTC expert market with the goal of cleaning them up and deploying them into the capital markets for possible merger/acquisition to small businesses that are looking for vehicles to help boost their businesses and create jobs for their family and friends. Alpharidge’s process flows as follows: (1) The acquisition of control of abandoned shell/pubco through cash-purchase of custodianship process. All shells/pubcos acquired are held in the name of Alpharidge or one of its affiliates; (2) Alpharidge cleanse and revives the shell/pubcos; (3) Alpharidge issues control-block-shares of the pubco to CED Capital an affiliate company, to hold in trust for Alpharidge. (4) CED sells the control-block-shares of the pubco to buyers in exchange for cash or notes. The cash component goes to Alpharidge immediately, while the note is simultaneously assigned to Alpharidge; and (5) Alpharidge releases control of the pubco to the new buyer and recognize the revenue from the sale done on its behalf by CED Capital.

However, on January 12, 2024, due to the company’s need to simplify its balance sheet in order to approach the regulators to remove the Caveat Emptor tag from the company’s OTC Market profile, the company sold Alpharidge Capital LLC, its main operating subsidiary to American Community Capital, LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

As at March 31, 2024 the Company did recorded $0 in Entrepreneurship Development Initiative Revenue.

Revenue Recognition – Sale of homes/properties,

This business segment produced zero revenue during the period ended March 31, 2024.

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

During the period ended March 31, 2024, the Company did recorded $0 revenue from net interest income.

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

During the period ended March 31, 2024, the Company did not record any revenue from principal transaction.

Contract balances

Substantially all receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets.

Unsatisfied performance obligations

We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed. During the period ended March 31, 2024, the Company did not have any unsatisfied performance obligations (other than those that are subject to an elective practical expedient under ASC 606).

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

As of March 31, 2024, our Entrepreneurship Development Revenue was derived from the sale of asset (control in pubco) to the buyer who assumes control of the pubco at the close of the sales transaction. A sale transaction could involve cash-only, cash and note, or note-only. For the contract that includes financing or convertible note, the seller evaluated the collectibility of the transaction price, and the probability that the seller will collect the consideration. Seller addressed the risk of collectability by using a convertible note with very favorable conversion.

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

Step 5: Recognize revenue. Revenue is recognized as the seller satisfies a performance obligation by transferring control of the promised good or service to the customer. As of March 31, 2024, we did not record any EDI sales completed in the period.

Advertising Costs:

We expense advertising costs when advertisements occur. During the period ended March 31, 2024, the Company did not record any advertising costs.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings As of March 31, 2024 and to the best of our knowledge, no legal proceedings are pending or threatened.

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

Contractual Obligations

We were not subject to any contractual obligations As at March 31, 2024.

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

Line of credit from related party consisted of the following:

	March 31, 2024	December 31, 2023
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	32,302	326,584
Total Line of credit - related party	32,302	326,584
Less: current portion
Total Long-term Line of credit - related party	$32,302	$326,584

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount to $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has a total balance of $32,302 As of March 31, 2024.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2024 to March 31, 2024, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended March 31, 2024	Period ended March 31, 2023
Net income	$1,531,480	$281,911
Dividends
Adjusted Net income attribution to stockholders	$1,531,480	$281,911
Weighted-average shares of common stock outstanding
Basic and Diluted	182,370,497	182,370,497
Net income per share
Basic and Diluted	$0.0084	$0.0015

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets As of March 31, 2024 and December 31, 2023 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements As of March 31, 2024 and December 31, 2023 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended December 31, 2023 and December 31, 2023:

	Percent	31-Mar-24	31-Dec-23

Federal statutory rates	21.0%	$(3,750,498)	$(3,338,660)
State income taxes	5.0%	(892,976)	(794,919)
Permanent differences	-0.5%	89,298	79,492
Valuation allowance against net deferred tax assets	-25.5%	4,554,176	4,054,088
Effective rate	0%	$-	$-

As at March 31, 2024 and December 31, 2023, the significant components of the deferred tax assets are summarized below:

	31-Mar-24	31-Dec-23
Deferred income tax asset
Net operation loss carryforwards	17,859,512	15,898,383
Total deferred income tax asset	4,643,473	4,133,580
Less: valuation allowance	(4,643,473)	(4,133,580)
Total deferred income tax asset	$-	$-

The Company has recorded As of March 31, 2024 and December 31, 2023, a valuation allowance of $4,643,473 and $4,133,580 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $4,643,473 as at March 31, compared to December 31, 2023 of $4,133,580.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions As of March 31, 2024 and December 31, 2023.

The Company has net operating loss carry-forwards of approximately $17,859,512. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of March 31, 2024, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of March 31, 2024, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party payable transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $32,302 from the line of credit As of March 31, 2024.

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

On January 12, 2024, due to KDCE’s need to simplify its balance sheet in order to approach the regulators to remove the Caveat Emptor tag from its OTC Market profile, KDCE sold Alpharidge Capital LLC, its main operating subsidiary to American Community Capital, LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2024 and December 31, 2023, we were authorized to issue 1,000,000 shares, and we have issued 1 shares of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding As at March 31, 2024 and December 31, 2023.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 As at March 31, 2024 and December 31, 2023.

Twelve Months ended December 31, 2023: The Company has issued 4,448,061 shares of our common stock to Professional service providers as payment for their services. As at March 31, 2024, the Company has as common stock issued and outstanding, 182,370,497 held by more than 169 shareholders.

Warrants

No warrants were issued or outstanding As at March 31, 2024 and December 31, 2023.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after March 31, 2024 through May 15, 2024, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

On January 12, 2024, due to KDCE’s need to simplify its balance sheet in order to approach the regulators to remove the Caveat Emptor tag from its OTC Market profile, KDCE sold Alpharidge Capital LLC, its main operating subsidiary to American Community Capital, LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

Going forward, the Company intends to focus its business model to operate and manage a portfolio of Electric Vehicles Charge-points, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) assets, businesses and operations in addition to its Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices businesses in North America.

Basis of Presentation

The unaudited financial statements for the three months ended March 31, 2024 and 2023 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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
	b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.
5.	Operating expenses during the twelve months would be as follows:
	a.	For the six months through November 30, 2024, we anticipate to incur general and other operating expenses of $388,000.
	b.	For the six months through May 30, 2025 we anticipate to incur additional general and other operating expenses of $378,000.

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

Government Regulation

Our activities currently are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses. However, we may be subject to the rules governing acquisition and disposition of businesses, real estates and personal properties in each of the state where we have our operations. We may also be subject to various state laws designed to protect buyers and sellers of businesses. We cannot predict the impact of future regulations on either us or our business model. Once we commence our biopharmaceutical acquisitions/operations, we would be subject to many regulations that apply to pharmaceutical and medical industry participants.

Intellectual Property

We currently have no patents, trademarks or other registered intellectual property. We do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of March 31, 2024, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all our technical and marketing needs.

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

Results of Operations

Three months ended March 31, 2024, as Compared to Three Months Ended March 31, 2023

Revenues — The Company recorded $0 in revenue for the three months ended March 31, 2023 as compared to $380,932 for the same period of March 31, 2023.

Operating Expenses — Total operating expenses for the three months ended March 31, 2024 was $30,587 as compared to $38,636 in the same period ended March 31, 2023, due to decreased operating activities, namely, the halt in our real estate operations, no consultants fees, during the period ended March 31, 2024.

Net Income — Net income for three months ended March 31, 2024 was $1,531,480 as compared to Net Income of $281,911 for the three months ended March 31, 2023. The increase in Net Income was singularly related to the disposition of an operating subsidiary in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6,510, beginning on July 1, 2024.

OCI - Other Comprehensive Income for three months ended March 31, 2024 was $1,562,067, as compared to OCI of $0, for the three months ended March 31, 2022, which was a result of the disposition of an operating subsidiary in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6,510.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2024, the Company had a working capital of $78,120, consisting of twelve months of due from its Trade Receivable of monthly $6,510, and $0 in short-term liabilities.

For the three months period ended March 31, 2024, the Company used $30,387 on operating activities, generated cash of $0 from investing activities, and generated cash of $32,302 from financing activities, resulting in an decrease in total cash of $1,915 and a cash balance of $1,920 for the period. For the three months period ended March 31, 2023, the Company generated $327,679 from operating activities, generated cash of $99,989 on investing activities, and used cash of $472,329 on financing activities, resulting in an decrease in total cash of $44,661 and a cash balance of $19,918 for the period.

As of March 31, 2024, total stockholders’ equity decreased to $1,529,485 from $3,490,614 as of December 31, 2023, accounting for the $1,961,129 operating unit disposition write-off related to the disposition of an operating subsidiary in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6,510.

As of March 31, 2024, the Company had a cash balance of $1,920 (i.e., cash could be used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintain consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2024:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2024, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2024, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

VIDEO RIVER NETWORKS, INC.

Date: May 20, 2024	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

