Form 10-Q
period 2024-09-30
Video River Networks, Inc.
filed 2024-11-19
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of September 30, 2024, there were 182,370,497 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

VIDEO RIVER NETWORKS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,610	$7,009
Investments - trading securities	-	2,569
Total Current Assets	4,610	9,578

Accrued Interest Receivable	$-	$182,125
Investments - unrelated parties	-	30,000
Fixed assets - net	-	40,086
Notes Receivable Entrepreneurship Development	-	1,579,420
Long term Notes Receivable - related parties	-	1,815,676
Long term Investments - related parties	-	163,513
Installment Receivable	1,555,557	-
Total assets	1,560,167	3,820,398

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$-	$3,200
Other current liabilities	1,100	-
Total Current Liabilities	$1,100	$3,200

Long-Term Liabilities:
Notes payable	$74,924	$326,584
Line of credit
Total Long-Term Liabilities	74,924	326,584
Total Liabilities	$76,024	$329,784

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding as at September 30, 2024 and December 31, 2023	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 182,370,497 issued and outstanding as at September 30, 2024 and December 31, 2023.	182,370	182,370
Additional paid in capital	19,206,627	19,206,627
Accumulated deficit	(17,904,854)	(15,898,383)

Total Stockholders’ Equity	$1,484,143	$3,490,614
Total Liabilities and Stockholders’ Equity	$1,560,167	$3,820,398

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

Period Ended September 30, 2024 and 2023

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue:
EDI Interest Income	$	$		33,542
Entrepreneurship Development Initiative	-		-	1,425,000
Principal transaction - Net	-	$(18,791)	-	(322,963)
Total Revenue	$-	(18,791)	-	1,135,578

Cost of goods sold:
Entrepreneurship Development	-		-	258,671
Total cost of goods sold	-		-	258,671
Gross profit	-	(18,791)	-	876,907

Operating expenses:
General and administrative	285	32,520	17,758	109,891
Professional fees	8,768	25,877	58,171	108,756
Advertising and promotions	-		-	114
Business Licenses	-		-
Total operating expenses	9,053	58,397	75,929	218,761
Income (loss) from operations	(9,053)	(77,188)	(75,929)	658,146

Other Income
Disposition of a business unit	-	-	1,562,067	-
Net Income	(9,053)	(77,188)	1,486,138	658,146
Earnings (loss) per Share: Basic and Diluted	$(0.0000)	$(0.0004)	$0.0081	$0.0036

Weighted Average Common Shares Outstanding: Basic and Diluted	182,370,497	182,370,497	182,370,497	182,370,497

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

As at September 30, 2024

(Unaudited)

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230	30,769			30,769
Cumulative Restructuring adjustment	-	-		(36,993)	(36,993)
Net income for the period			-		-
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Issuance of common stock	8,000,000	8,000	13,978		21,978
Acquisition of business	-		222,378.0	(152,011)	70,367
Net income for the period			-	(82,980)	(82,980)
Balance, December 31, 2020	177,922,436	$177,922	$19,211,075	$(19,385,856)	$3,141
	-	-	-		-
Acquisition & Dispositions	-		-	19,025	19,025
Net income for the period			-	2,206,953	2,206,953
Balance, December 31, 2021	177,922,436	$177,922	$19,211,075	$(17,159,878)	$2,229,119
Issuance of common stock	4,448,061	4,448	(4,448)		-
Acquisition & Dispositions	-		-	(1,652)	(1,652)
Net income for the period			-	767,121	767,121
Balance, December 31, 2022	182,370,497	$182,370	$19,206,627	$(16,394,409)	$2,994,588
Net income for the period			-	496,026	496,026
Balance, December 31, 2023	182,370,497	$182,370	$19,206,627	$(15,898,383)	$3,490,614

Disposition of business unit				(3,492,609)	(3,492,609)
Net income for the period			-	1,486,138	1,486,138
Balance, September 30, 2024	182,370,497	$182,370	$19,206,627	$(17,904,854)	$1,484,143

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASHFLOWS

Period Ended September 30, 2024 and 2023

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$1,486,138	$658,146
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Installment Receivable	(1,555,557)
Inventory Asset:Trading Securities	0	140,316
Other Accrued Liabilities	-	(23,542)
Depreciation	-	42,980
Net cash provided by (used in) operating activities	(69,419)	817,900

Net Cash Flows from Investing Activities:
Entrepreneurship Development	-	496,328
Net cash provided by (used in) investing activities	-	496,328

Net Cash Flows from Financing Activities
Notes payable - related party	74,024	(166,764)
Notes payable - Long Term	-	(1,435,364)
Notes payable - others	-	242,777
Net cash provided by (used in) financing activities	74,024	(1,359,351)

Net increase (decrease) in cash:	4,605	(45,123)
Cash at the beginning of the period:	5	64,579
Cash at the end of the period:	$4,610	$19,456

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest, tax, etc.	$-	$-

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended September 30, 2024, we reported operating revenue of $0 and a one-time income of $1,562,067 from disposition of an operating unit, and an accumulated deficit of $17,904,854. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2024 and December 31, 2023 we did maintain $4,610 and $7,009 balance of cash equivalents respectively.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

As at September 30, 2024 Video River Networks, Inc. has a 81.75% controlling stake in Kid Castle Educational Corporation. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases As of September 30, 2024. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of September 30, 2024, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

As at September 30, 2024 the Company did recorded $0 in Entrepreneurship Development Initiative Revenue.

Revenue Recognition – Sale of homes/properties,

This business segment produced zero revenue during the period ended September 30, 2024.

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

During the period ended September 30, 2024, the Company did recorded $0 revenue from net interest income.

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

During the period ended September 30, 2024, the Company did not record any revenue from principal transaction.

Contract balances

Substantially all receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets.

Unsatisfied performance obligations

We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed. During the period ended September 30, 2024, the Company did not have any unsatisfied performance obligations (other than those that are subject to an elective practical expedient under ASC 606).

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

As of September 30, 2024, our Entrepreneurship Development Revenue was derived from the sale of asset (control in pubco) to the buyer who assumes control of the pubco at the close of the sales transaction. A sale transaction could involve cash-only, cash and note, or note-only. For the contract that includes financing or convertible note, the seller evaluated the collectibility of the transaction price, and the probability that the seller will collect the consideration. Seller addressed the risk of collectability by using a convertible note with very favorable conversion.

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

Step 5: Recognize revenue. Revenue is recognized as the seller satisfies a performance obligation by transferring control of the promised good or service to the customer. As of September 30, 2024, we did not record any EDI sales completed in the period.

Advertising Costs:

We expense advertising costs when advertisements occur. During the period ended September 30, 2024, the Company did not record any advertising costs.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings As of September 30, 2024 and to the best of our knowledge, no legal proceedings are pending or threatened.

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

Contractual Obligations

We were not subject to any contractual obligations As at September 30, 2024.

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

Line of credit from related party consisted of the following:

	September 30, 2024	December 31, 2023
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	74,924	326,584
Total Line of credit - related party	74,924	326,584
Less: current portion
Total Long-term Line of credit - related party	$74,924	$326,584

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount to $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has a total balance of $74,924 as of September 30, 2024.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2024 to September 30, 2024, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended September 30, 2024	Period ended September 30, 2023
Net income	$1,486,138	$658,146
Dividends
Adjusted Net income attribution to stockholders	$1,486,138	$658,146
Weighted-average shares of common stock outstanding
Basic and Diluted	182,370,497	182,370,497
Net income per share
Basic and Diluted	$0.0081	$0.0036

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets As of September 30, 2024 and December 31, 2023 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements As of September 30, 2024 and December 31, 2023 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended September 30, 2024 and December 31, 2023:

	Percent	30-Sep-24	31-Dec-23

Federal statutory rates	21.0%	$(3,760,019)	$(3,338,661)
State income taxes	5.0%	(895,243)	(794,919)
Permanent differences	-0.5%	89,524	79,492
Valuation allowance against net deferred tax assets	-25.5%	4,565,738	4,054,088
Effective rate	0%	$-	$-

As at September 30, 2024 and December 31, 2023, the significant components of the deferred tax assets are summarized below:

	30-Sep-24	31-Dec-23
Deferred income tax asset
Net operation loss carryforwards	17,904,854	15,898,383
Total deferred income tax asset	4,655,262	4,133,580
Less: valuation allowance	(4,655,262)	(4,133,580)
Total deferred income tax asset	$-	$-

The Company has recorded As of September 30, 2024 and December 31, 2023, a valuation allowance of $4,655,262 and $4,133,580 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $4,655,262 as at September 30, 2024, compared to December 31, 2023 of $4,133,580.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions As of September 30, 2024 and December 31, 2023.

The Company has net operating loss carry-forwards of approximately $17,904,854. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of September 30, 2024, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of September 30, 2024, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party payable transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $ 68,307 from the line of credit As of September 30, 2024.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2024 and December 31, 2023, we were authorized to issue 1,000,000 shares, and we have issued 1 shares of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding As at September 30, 2024 and December 31, 2023.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 As at September 30, 2024 and December 31, 2023.

Twelve Months ended December 31, 2022: The Company has issued 4,448,061 shares of our common stock to Professional service providers as payment for their services. As at September 30, 2024, the Company has as common stock issued and outstanding, 182,370,497 held by more than 169 shareholders.

Warrants

No warrants were issued or outstanding As at September 30, 2024 and December 31, 2023.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after September 30, 2024 through May 15, 2024, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

Basis of Presentation

The unaudited financial statements for the three months ended September 30, 2024 and 2023 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

The consolidated financial statements of the Company therefore include the 3 months operating results of the all wholly owned subsidiaries and the balance sheet represent the financial position as at September 30, 2024, of the Company includes Alpharidge Capital LLC and Others subsidiaries in which Video River Networks has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.

5. Operating expenses during the twelve months would be as follows:

a.	For the six months through May 31, 2025, we anticipate to incur general and other operating expenses of $388,000.

b.	For the six months through November 30, 2025 we anticipate to incur additional general and other operating expenses of $378,000.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of September 30, 2024, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all our technical and marketing needs.

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

Results of Operations

Three Months Ended September 30, 2024, as Compared to Three Months Ended September 30, 2023

Revenues — The Company recorded $0.00 in revenue for the three months ended September 30, 2024 as compared to ($18,791) for the same period of September 30, 2023.

Operating Expenses — Total operating expenses for the three months ended September 30, 2024 was $9,053 as compared to $58,397 in the same period in, 2023, due to decreased operating activities, namely, the halt in our real estate operations, no consultants fees, during the period ended September 30, 2024.

Net (Income) Loss — Net loss for three months ended September 30, 2024 was $9,053 as compared to Net Loss of $77,188 for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024, as Compared to Nine Months Ended September 30, 2023

Revenues — The Company recorded $0 in revenue for the nine months ended September 30, 2024 as compared to $1,135,578 for the same period of September 30, 2023.

Operating Expenses — Total operating expenses for the nine months ended September 30, 2024 was $75,929 as compared to $218,761 in the same period in, 2023, due to decreased operating activities, namely, the halt in our real estate operations, no consultants fees, during the period ended September 30, 2024.

Net Income — Net income for nine months ended September 30, 2024 was $1,486,138 as compared to Net Income of $658,146 for the nine months ended September 30, 2023. The increase in Net Income was singularly related to the disposition of an operating subsidiary in exchange for cash payment of $ 1,560,992 payable in two hundred and forty (240) equal monthly payments of $6,510, beginning on July 1, 2024.

OCI - Unrealized Gain or Other Comprehensive Income for nine months ended September 30, 2024 was $ 1,560,992 , as compared to Unrealized gain of $0, for the nine months ended September 30, 2023, which was a result of the disposition of an operating subsidiary in exchange for cash payment of $ 1,560,992 payable in two hundred and forty (240) equal monthly payments of $6,510.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2024, the Company had a working capital of $77,020, consisting of twelve months of due from its Trade Receivable of monthly $6,510, and $1,100 in short-term liabilities.

For the three months period ended September 30, 2024, the Company used $69,419 on operating activities, generated cash of $0 from investing activities, and generated cash of $74,024 from financing activities, resulting in an decrease in total cash of $4,605 and a cash balance of $4,610 for the period. For the three months period ended September 30, 2023, the Company generated $817,900 from operating activities, generated cash of $496,328 on investing activities, and used cash of $1,359,351 on financing activities, resulting in an decrease in total cash of $45,123 and a cash balance of $19,456 for the period.

As of September 30, 2024, total stockholders’ equity decreased to $1,484,143 from $3,490,614 as of December 31, 2023, accounting for the period’s net loss of $75,929 and the $1,961,129 operating unit disposition write-off related to the disposition of an operating subsidiary in exchange for $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6,510.

As of September 30, 2024, the Company had a cash balance of $4,610 (i.e., cash could be used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintain consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2024:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 19, 2024, the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2024, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2024, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

VIDEO RIVER NETWORKS, INC.

Date: November 19, 2024	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

