Form 10-K
period 2024-12-31
Video River Networks, Inc.
filed 2025-04-16
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of March 10, 2025, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $838,371 using the average bid and ask price on that day of $0.0130 and a public float of 144,546,809 shares.

As of December 31, 2024, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,806,835 using the average bid and ask price on that day of $0.0125 and a public float of 144,546,809 shares.

As at March 10, 2025, the number of shares of common stock issued and outstanding was 182,370,497.

As at December 31, 2024, the number of shares of common stock issued and outstanding was 182,370,497.

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

Following the change of control transaction listed above, the Company appointed Mr. Frank I Igwealor as President and CEO. Our corporate office is located at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Our telephone number is (310) 895-1839

As of December 31, 2024, we had no W-2 employee, but three of our officers and directors provide all the services without pay until we formally enter into employment contract with them as full-time employees.

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

As of December 31, 2024, we owned zero investment property in California. We expect to restart real estate purchase rehab business once we are satisfied about the directions of the interest rates for the near future. On the multifamily properties, we believe and plan for an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring tenants’ satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe a web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by property type so lease expiration are matched to each property’s seasonal rental patterns. We generally offer leases ranging from twelve to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to tenants’ changing needs and a high level of satisfaction.

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

The Company has done an extensive positioning planning of its future portfolio into urban and highly walkable, close-in suburban communities. The Company would target properties and primarily located in markets and submarkets it believes will remain attractive long-term because they are primarily located in the urban and high-density suburban areas noted above.

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

Risk Management

As of December 31, 2024, we owned zero properties. Historically, we utilize portfolio diversification at acquisitions as our main risk management strategy. We would continue to diversify the investment size and location of our portfolio of properties in order to manage our portfolio-level risk. Over the long term, we intend that no single property will exceed 25% of our total assets and that no single tenant will exceed 30% of our total assets.

We expect that in some instances, single tenants will occupy our properties pursuant to triple-net lease arrangements in general and, therefore, the success of our investments will be materially dependent on the financial stability of these tenants. We expect the success of our future tenants, and their ability to make rent payments to us, to significantly depend on the projected growth and development of the applicable state market; as many of these state markets have a very limited history, and other state markets are still forming their regulations, issuing licenses and otherwise establishing the market framework, significant uncertainty exists as to whether these markets will develop in the way that we or our future tenants project.

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

Plan of Operations

While our major focus is to find, acquire and manage an EV business, our real estate portfolio is still alive and figures in our plan of operation. As at December 31, 2024, we have zero available-for-sale real estate properties.

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

Employees

As of December 31, 2024, we had 3 non-W2 staff considered to be part of our management team. Those three include our sole officer, Frank I Igwealor and Director, Patience Ogbozor. We have not experienced any work stoppages, and we consider our relations with our officers to be good.

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

The Company has and operates small ongoing revenue generating businesses. As of December 31, 2024, the Company reported $0.00 in revenue and an accumulated deficit of $17,928,164 as of the end of the period. Further, we expect to incur significant costs in pursuit of our EV acquisition plans. Management’s plans to address this need for capital are discussed in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial EV business combination may not be successful. These factors, among other conditions, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

As at December 31, 2024, we currently own zero investment properties. We have no tenant nor rental revenues for the year ended December 31, 2024. Lease payment defaults by any of our future tenants or a significant decline in the value of any single property would materially adversely affect our business, financial position and results of operations, including our ability to make distributions to our stockholders. A lack of diversification may also increases the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Any adverse change in the financial condition of any of our future tenants, would subject us to a significant risk of loss.

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

We are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could adversely affect our business, operating results, and financial condition.

We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. In addition, we have been, currently are, and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. For example, On November 18, 2024, the Company, our officer and two directors were listed as defendants in a Complaint filed by the U.S. Securities and Exchange Commission in the Central District of California. The lawsuit targets Givemepower Corporation (“GMPW”), along with individuals Frank Igwealor and Patience Ogbozor, and entities including Alpharidge Capital LLC (“Alpharidge”), American Community Capital, LP (“AMCC”), Los Angeles Community Capital (“LACC”), Kid Castle Educational Corporation (“KDCE”), and Video River Networks, Inc. (“NIHK”). The SEC is pursuing various injunctions, including an officer and director bar and a penny stock bar against Igwealor and Ogbozor. The Company’s legal counsel is currently evaluating the complaint to determine the most effective strategy moving forward. Mr. Igwealor, our President and CEO and Ms. Ogbozor, one of our Directors, believes that they are innocent of the violations alleged in the November 18, 2024 SEC Complaint. The named defendants have retained the services of two attorneys who are well experienced in SEC litigation to defend against the complaint. There are no guarantees of the potential outcome of the November 18, 2024 SEC Complaint, in connection with which the SEC is seeking, among other relief, injunctive relief, disgorgement, and civil money penalties, and we and Coinbase, Inc. subsequently filed an answer to the November, 2024 SEC Complaint. The impact of the litigation relating to the November 2024 SEC Complaint, including the costs, timing, results and other potential consequences thereof, are unknown at this time. An adverse resolution of the November 2024 SEC Complaint could have a material impact on our business, operating results and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2024, there were no unresolved SEC comments issued to the Company.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our operations are dependent upon information systems that support our business processes. In the ordinary course of our business, we collect and store certain confidential information such as information about our business partners, investors, contractors, vendors, and suppliers. Cyber intrusions could seriously compromise our networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. As such, we have established information security processes and policies using principles from industry recognized cybersecurity frameworks focused on: (i) developing organizational understanding to manage cybersecurity risks; (ii) applying safeguards to protect our systems; (iii) detecting the occurrence of a cybersecurity incident; (iv) responding to a cybersecurity incident; and (v) recovering from a cybersecurity incident. Where appropriate, these processes and policies are integrated into our overall risk management systems and processes.

Information technology and data security, particularly cybersecurity, are areas of focus for our management. We employ a ready-made security model that we acquired from well-known vendors for risk-based controls with a focus on protecting our data. We follow a cloud-first approach to enable scaling, business continuity, and access to technology innovations and updates.

Our cybersecurity risk management program aims to protect and preserve the confidentiality, integrity, and continued availability of our data and includes controls and procedures for the identification, containment, and remediation of cyber threats. Our cybersecurity risk management program includes, among other key features:

● regular cybersecurity risk assessments;

● detection and reporting of any cybersecurity events;

● periodic update processes for cybersecurity system exercises;

● information security training program that includes annual information security training; and

● cyber incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident to management.

We assess our cybersecurity risk management program at least annually and regularly review our cyber incident response plan. Our processes and policies also include the identification of those third-party relationships which have the greatest potential to expose us to cybersecurity threats.

We expect that our cybersecurity risk management processes and strategy will continue to evolve as the cybersecurity threat landscape evolves. Like other businesses, we have been, and expect to continue to be, subject to attempts at unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks and intrusions, and other events of varying degrees. To date, we have not experienced a material security breach, nor are we aware of any third-party outside service providers that have experienced a cybersecurity breach. As a result, we have not incurred any significant expenses from information security breaches or any penalties or settlements related to the same. As of December 31, 2024, we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, our results of operations, or our financial condition.

Governance

Since January 2020, our President and CEO who has more than 20 years of experience in the Business Finance and Audit management industry has led our information security team in assessing and managing cybersecurity programs. He reports directly to our Board of Directors on the Company’s cybersecurity programs, including strategy, application, infrastructure, information security, support, and execution.

Our Board of Directors on a quarterly basis, reviews the processes and performance indicators related to prevention, detection, mitigation, and remediation of cybersecurity incidents that could adversely impact business operations. The purpose of those reviews is to help the Company to maintain a cyber incident response plan with defined roles, responsibilities, and reporting protocols, which focuses on responding to and recovering from any significant breach as well as mitigating any impact to our business.

As part of its overall risk oversight activities, with respect to cybersecurity risk management, the Board of Directors:

● oversees the quality and effectiveness of our policies and procedures with respect to our information technology and network systems;

● provides oversight on our policies and procedures in preparation for responding to any material data security incidents; and

● oversees management of internal and external risks related to our information technology systems and processes

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

GiveMePower is currently in litigation with the United States Securities and Exchange Commission in an action filed by the SEC in the Central District of California styled Securities and Exchange Commission v. Frank Igwealor, et al., 2:24-cv-09941-SRM-PD.

On November 18, 2024, the Company, our officer and two directors were listed as defendants in a Complaint filed by the U.S. Securities and Exchange Commission in the Central District of California. The lawsuit targets Givemepower Corporation (“GMPW”), along with individuals Frank Igwealor and Patience Ogbozor, and entities including Alpharidge Capital LLC (“Alpharidge”), American Community Capital, LP (“AMCC”), Los Angeles Community Capital (“LACC”), Kid Castle Educational Corporation (“KDCE”), and Video River Networks, Inc. (“NIHK”). The SEC is pursuing various injunctions, including an officer and director bar and a penny stock bar against Igwealor and Ogbozor. The Company’s legal counsel is currently evaluating the complaint to determine the most effective strategy moving forward. Mr. Igwealor, our President and CEO and Ms. Ogbozor, one of our Directors, believes that they are innocent of the violations alleged in the November 18, 2024 SEC Complaint. The named defendants have retained the services of two attorneys who are well experienced in SEC litigation to defend against the complaint.

Apart from the above disclosed complaint, as of December 31, 2024, there was no other material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

The quotations below reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions:

Fiscal Year Ended on December 31, 2024	High Bid	Low Bid
1st Quarter	0.0100	0.0057
2nd Quarter	0.0089	0.0015
3rd Quarter	0.0068	0.0023
4th Quarter	0.0063	0.0016

Fiscal Year Ended on December 31, 2023	High Bid	Low Bid
1 st Quarter	0.0100	0.0710
2 nd Quarter	0.0140	0.0060
3 rd Quarter	0.0089	0.0023
4 th Quarter	0.0150	0.0052

Fiscal Year Ended on December 31, 2022	High Bid	Low Bid
1st Quarter	0.1344	0.0310
2nd Quarter	0.0350	0.0150
3rd Quarter	0.0350	0.0230
4th Quarter	0.0300	0.0120

(b)	Security Holders

The number of record holders of our common stock at December 31, 2024 was 164 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

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

On November 1, 2021, the Company issued a total of 8,000,000 shares of its Common Stock related to the conversion of $80,000 in debt

On May 11, 2022, the Company issued 4,448,061 shares of its Common Stock to Maxim Partners LLC, an Investment Banking service provider as payment for their ongoing and future services. As at December 31, 2024, the Company has as common stock issued and outstanding, 182,370,497 held by more than 169 shareholders.

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

On January 12, 2024, due to the company’s need to simplify its balance sheet in order to approach the regulators to remove the Caveat Emptor tag from the company’s OTC Market profile, the company sold Alpharidge Capital LLC, its main operating subsidiary to American Community Capital, LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $ 1,560,992 payable in two hundred and forty (240) equal monthly payments of $6510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

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

Because Kid Castle Educational Corporation is 81.75% controlled by Video River Network, Inc. the consolidation rule requires that the Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Network, Inc. pursuant to ASC 810.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had zero cash flows from operations for the twelve months ended December 31, 2024 and 2023 These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

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

Entrepreneurship Development Initiative Revenue:

Alpharidge Capital LLC, an operating subsidiary of the Company operates an Entrepreneurship Development Initiative through which it acquires abandoned shell companies that are listed on the OTC expert market with the goal of cleaning them up and deploying them into the capital markets for possible merger/acquisition to small businesses that are looking for vehicles to help boost their businesses and create jobs for their family and friends. Alpharidge’s process flows as follows: (1) The acquisition of control of abandoned shell/pubco through cash-purchase of custodianship process. All shells/pubcos acquired are held in the name of Alpharidge or one of its affiliates; (2) Alpharidge cleanse and revives the shell/pubcos; (3) Alpharidge issues control-block-shares of the pubco to CED Capital an affiliate company, to hold in trust for Alpharidge. (4) CED sells the control-block-shares of the pubco to buyers in exchange for cash or notes. The cash component goes to Alpharidge immediately, while the note is simultaneously assigned to Alpharidge; and (5) Alpharidge releases control of the pubco to the new buyer and recognize the revenue from the sale done on its behalf by CED Capital. As at December 31, 2024 the Company recognized zero in Entrepreneurship Development Initiative (“EDI”) revenue compared to similar period of 2023 when the Company recognized EDI revenue of $1,513,535. The lack of EDI revenue for 2024 was solely related to the sale of our main subsidiary, Alpharidge Capital LLC on January 12, 2024.

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

Except for the October 29, 2019 transaction in which the company sold one (1) Special 2019 series A preferred share (one preferred share is convertible 150,000,000 share of common stocks) to Community Economic Development Capital LLC, no other potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2024 and 2023.

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

From the time of change of control in 2019 to date, the Company has recorded the following related parties transactions:

The Company had the following related party transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is controlled by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $43,849 from the line of credit as of December 31, 2024.

●	Long-term liabilities – Effective December 31, 2020, Alpharidge entered a proprietary model licensing agreement, pursuant to which it would pay certain percent of such revenue generated by designated activities to LACC. As at December 30, 2021, pursuant to the agreement, the Alpharidge had accrued a total of $4,747,906 long-term liability payable to LACC. Combined with the outstanding balance of the LOC of $588,859, Alpharidge’s total liabilities to LACC as at December 30, 2021 was about $5.3 million. The business purpose of this agreement was to expand Alpharidge’s revenue generation through profit sharing models.

●	Long term Notes Receivable – On October 12, 2021, Alpharidge made a long-term loan to CED Capital in the total amount of $200,000 for working capital to cover operating expenses and down-payments for real estate purchases. The business purpose of this Loan was to provide CED Capital with “Intercompany” working capital with 0% interest cost.

●	Mortgage Note – On or around November 12, 2021, Alpharidge made a Mortgage Loan of $2.2 million to Frank and Patience Igwealor to purchase the real estate property located at Playa Del Rey, California. The mortgage was secured by a lien on the property whose total purchase price was $2.4 million. The mortgage’s 5% interest rate was appealing to Alpharidge since it was significantly above the prevailing fixed mortgage rate of 3.10% on November 18, 2021. Had the Igwealors secured their mortgage from a traditional financial institution at 3.10%, Alpharidge would have forfeited a lucrative business prospect. Not amortizing the principal and deferring interest payments until the loan matures was a standard practice for Alpharidge. Without exception, all loans in Alpharidge’s portfolio throughout 2022 and 2023 included deferred interest features. Calculating the compound interest on a 5% mortgage over a 10-year term, the total return would be $1.4 million, yielding a 64% return on investment, secured by the very property the loan financed. By accepting the mortgage, Mr. Igwealor facilitated Alpharidge’s long-term investment in real estate, acting as a testament to his generous support for the company. Since selling Alpharidge to GMPW on 12/31/2019 for $1, Mr. Igwealor has been the sole source of capital Alpharidge’s operational funding via Igwealor’s personal resources and through companies he controls. Alpharidge has not raised any capital from public offerings or third-party investors. The business purpose of this Mortgage was to build long-term capital preservation and sustainable growth through real estate and mortgage holdings.

●	On December 30, 2021, GMPW repurchased back from KDCE, the 1,000,000 GMPW preferred share, which controls 87% voting block of GMPW, held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc., in exchange for one of GMPW’s subsidiaries, Alpharidge Capital LLC (“Alpharidge”), which effectively became an operating subsidiary of KDCE. The consolidated financial statements of the Company do not include Alpharidge. All of the entities involved in this transactions were controlled by our officers and directors. In late 2021, the decision to simplify the company’s financials by divesting the complex balance sheet of Alpharidge was made, following advice from an OTC Markets Consultant. The sale of Alpharidge was a transaction between two public company that previously had parent -subsidiary relationship. The subsidiary (GMPW) decided to spin-off one of its operating units to the parent (KDCE) in exchange for freedom from the parent-subsidiary relationship. The recommendation was to streamline the balance sheet to improve the chances of getting the “Caveat Emptor” tag removed from GMPW, as requested in a submission to FINRA. When Igwealor gained control of GMPW in 2019, it was already marked with this cautionary tag. After transitioning GMPW to SEC reporting, Igwealor sought its removal, and was awaiting a favorable response. The sale of Alpharidge was strategically executed to simplify the balance sheet, aligning with the consultant’s projection for attracting a favorable decision from FINRA. This strategy paid off when the removal of the Caveat Emptor tag was confirmed on May 12, 2023, fulfilling the primary objective of the sale.

●	Sold Alpharidge Capital LLC : On January 12, 2024, due to the company’s need to simplify its balance sheet in order to approach the regulators to remove the Caveat Emptor tag from the company’s OTC Market profile, the company sold Alpharidge Capital LLC, its main operating subsidiary to American Community Capital, LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $ 1,560,992 payable in two hundred and forty (240) equal monthly payments of $6510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

Results of Operations

Comparison of Fiscal Years 2024 and 2023

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

Revenues — We used to generate substantially all our revenue from entrepreneurship development initiative, principal transactions in proprietary trading operation, and interest accrual on EDI Notes. For the year ended December 31, 2024, we generated zero revenue from entrepreneurship development initiative, principal transactions, and EDI interest revenue. Compared to revenue from entrepreneurship development initiative was $1,416,785, net revenue from principal transactions was $(848,922), and EDI interest revenue of $96,750 for total revenue of $664,613 for the year ended December 31, 2023.

Operating Expenses — Operating expense was $99,239 and $379,844 for the years ended December 31, 2024 and 2023 respectively. Operating expense consists of costs related to the establishment of corporate governance; and costs associated with our plans and preparations for a future potential merger or capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, and professional fees, other general business outside consulting activities. Operating expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

Net Income (Loss) — Net Income for the year ended December 31, 2024 was $1,462,828 compared to Net Income of $496,026 for the year ended December 31, 2023.

Accumulated Deficit – As at December 31, 2024, we have accumulated deficit of $17,928,164 compared to accumulated deficit of $15,898,383 as at December 31, 2023.

Liquidity and Capital Resources

Cash and Cash Equivalent – As at December 31, 2024, we had $23,215 cash on hand compared to $7,009 in cash as at December 31, 2023.

Other Current Assets – Installment Receivable (Current Portion) - As at December 31, 2024, we had $78,120 in other receivable compared to $0.00 as at December 31, 2023.

Related parties liabilities - As at December 31, 2024, we had $77,899 balance from advances from related compared to $326,584 as at December 31, 2023.

Liquidity and Capital Resources

As at December 31, 2024, we had $23,215 cash on hand compared to $7,009 in cash as at December 31, 2023. We anticipate that our cash position is sufficient to fund current operations. We believe that our capital resources, including cash on hand, cash generated from operations, and available capacity on our credit facility, is not sufficient liquidity to meet our strategic objectives, maintain current operations and execute the capital program for the next 12 months and beyond. We would need to raise capital or borrow fund to finance our operations in the near future. In accordance with our investment policy, available cash balances are held in our primary cash management banks or tradable securities for short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

Since 2019, most of our operations have been financed through advances from a company controlled by our president and CEO. As of December 31, 2024, the company controlled by our president and CEO has loaned operating capital, pursuant to a Line of Credit Agreements to advance or loan any additional funds to us in the future. We have not yet achieved significant profitability. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability. Future financing of our operation depends largely on our controlling shareholder, Mr. Igwealor, advancing most or all of our operating budget.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

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

b.	Acquire 4 more properties especially in regions where RE is at or below their book-value.

5.	Operating expenses during the twelve months would be as follows:

a.	For the six months through June 30, 2025, we anticipate to incur general and other operating expenses of $238,000.

b.	For the six months through December 31, 2025 we anticipate to incur additional general and other operating expenses of $328,000.

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

VIDEO RIVER NETWORKS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DEC. 31, 2024 and 2023

VIDEO RIVER NETWORKS, INC.

FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

VIDEO RIVER NETWORKS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Video River Networks, Inc (the ‘Company’) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(17,928,164). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/S/ Olayinka Oyebola

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

April 15, 2025

VIDEO RIVER NETWORKS INC

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$23,215	$7,009
Installment Receivable (Current Portion) & Investments	78,120	2,569
Total Current Assets	101,335	9,578

Interest Receivable	$-	$182,125
Investments - unrelated parties	-	30,000
Fixed assets - net	-	40,086
Notes Receivable Entrepreneurship Devpt.	-	1,579,420
Long term Notes Receivable - related parties	-	1,815,676
Long term Investments - related parties	1,451,397	163,513

Total assets	1,552,732	3,820,398

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$-	3,200
Marginal loan payable	14,000	-
Total Current Liabilities	$14,000	$3,200

Long-Term Liabilities:
Notes payable - net of current portion	$77,899	$326,584
Line of credit - related party	-	-
Total Long-Term Liabilities	77,899	326,584
Total Liabilities	$91,899	$329,784

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding As at December 31,2024 and 2023.	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 182,370,497 issued and outstanding As at December 31,2024 and 2023.	182,370	182,370
Additional paid in capital	19,206,627	19,206,627
Accumulated deficit	(17,928,164)	(15,898,383)

Total Stockholders’ Equity	$1,460,833	$3,490,614
Total Liabilities and Stockholders’ Equity	1,552,732	3,820,398

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2024 and 2023

	December 31
	2024	2023
Revenue:
Entrepreneurship Development	$-	$1,513,535
Principal transactions - Net	-	(848,922
Total Revenue	-	$664,613

Cost of goods sold:
Entrepreneurship Development	-	285,456
Licensing Fees	-	-
Total cost of goods sold	-	285,456
Gross profit		379,157

Operating expenses:
General and administrative	$23,168	190,850
Professional fees	76,071	188,580
Advertising and promotions	-	414
Interest expense	-	-
Total operating expenses	$99,239	379,844
Income (loss) from operations	$(99,239)	(687)

Other Income
Impairment Charges	$-	496,713
Disposition of operating unit	1,562,067	-
Net Income	$1,462,828	496,026

Earnings (loss) per Share: Basic and Diluted	$0.0080	$0.0027

Weighted Average Common Shares Outstanding: Basic and Diluted	182,370,497	182,370,497

The accompanying notes to audited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years ended December 31, 2024 and 2023

	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230	30,769	-	-	30,769
Cumulative Restructuring adjustment	-	-	-	(36,993)	(36,993
Net income for the period	-	-	-	-	-
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224
Issuance of common stock	8,000,000	8,000	13,978		21,978
Acquisition of business	-	-	222,378.0	(152,011)	70,367
Net income for the period	-	-	-	(82,980)	(82,980
Balance, December 31, 2020	177,922,436	$177,922	$19,211,075	$(19,385,856)	$3,141
	-	-	-	-	-
Acquisition & Dispositions	-		-	19,025	19,025
Net income for the period	-	-	-	2,206,953	2,206,953
Balance, December 31, 2022	177,922,436	$177,922	$19,211,075	$(17,159,878)	$2,229,119

Issuance of common stock	4,448,061	4,448	(4,448)		-
Acquisition & Dispositions	-	-	-	(1,652)	(1,652
Net income for the period	-	-	-	767,121	767,121
Balance, December 31, 2022	182,370,497	$182,370	$19,206,627	$(16,394,409)	$2,994,588

Net income for the period	-	-	-	496,026	496,026
Balance, December 31, 2023	182,370,497	$182,370	$19,206,627	$(15,898,383)	$3,490,614
Disposition of business unit	-	-	-	(3,492,609)	(3,492,609)
Net income for the period	-	-	-	1,462,828	1,462,828
Balance, December 31, 2024	182,370,497	$182,370	$19,206,627	$(17,928,164)	$1,460,833

The accompanying notes are an integral part of these audited financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASHFLOWS

Years ended December 31, 2024 and 2023

	DECEMBER 31,
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$1,462,828	$496,026
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset:Trading Securities	-	140,629
Disposition of operating unit	(1,529,517)	-
Accrued expenses and other liabilities	14,000	(95,950)
Depreciation	-	60,996
Net cash provided by (used in) operating activities	(52,689)	601,701

Net Cash Flows from Investing Activities:
Real estate investment - net	-	(22,256)
Long term Investments	-	389,801

Net cash provided by (used in) investing activities	-	367,545

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	-	-
Notes payable - related party	68,895	(92,395)
Notes payable - Entrepreneurship Development	-	-
Mortgage payable/receivable	-	-
Notes payable - unrelated party	-	(934,420)
Net cash provided by (used in) financing activities	68,895	(1,026,815)

Net increase (decrease) in cash:	16,206	(57,570)
Cash at the beginning of the period:	7,009	64,579
Cash at the end of the period:	$23,215	$7,009

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

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

Our current technology-focused business model was a result of our board’s decision to gradually reduce our presence in the Real Estate sector, and boost our presence in the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) sectors. The Company which previously was technology focused, has now returned back to its original technology-focused businesses of Power Controls, Battery Technology, Wireless Technology, and Residential utility meters and remote, mission-critical devices. In addition to above list, the Company intends to spread its wings into the Electric Vehicles, Artificial Intelligence, Machine Learning and Robotics (“EV-AI-ML-R”) businesses/markets, targeting acquisition, ownership and operation of acquired EV-AI-ML-R businesses or portfolio of EV-AI-ML-R businesses.

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

Because Kid Castle Educational Corporation is 97.58% controlled by Video River Network, Inc. the consolidation rule requires that the Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Network, Inc. pursuant to ASC 810.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended December 31, 2024, we reported operating revenue of $0 and a one-time income of $1,562,067 from disposition of an operating unit, and an accumulated deficit of $17,928,164. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Since April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the year ended December 31, 2024 and subsequent quarterly periods. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2024 and 2023 we did maintain $23,215 and $7,009 balance of cash equivalents respectively.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

As at December 31, 2024 Video River Networks, Inc. has a 81.75% controlling stake in Kid Castle Educational Corporation. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases As of December 31, 2024. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of December 31, 2024, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

As at December 31, 2024 the Company did recorded $0 in Entrepreneurship Development Initiative Revenue.

Revenue Recognition – Sale of homes/properties,

This business segment produced zero revenue during the year ended December 31, 2024.

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

During the year ended December 31, 2024, the Company did recorded $0 revenue from net interest income.

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

During the year ended December 31, 2024, the Company did not record any revenue from principal transaction.

Contract balances

Substantially all receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets.

Unsatisfied performance obligations

We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed. During the year ended December 31, 2024, the Company did not have any unsatisfied performance obligations (other than those that are subject to an elective practical expedient under ASC 606).

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

As of December 31, 2024, our Entrepreneurship Development Revenue was derived from the sale of asset (control in pubco) to the buyer who assumes control of the pubco at the close of the sales transaction. A sale transaction could involve cash-only, cash and note, or note-only. For the contract that includes financing or convertible note, the seller evaluated the collectibility of the transaction price, and the probability that the seller will collect the consideration. Seller addressed the risk of collectability by using a convertible note with very favorable conversion.

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

Step 5: Recognize revenue. Revenue is recognized as the seller satisfies a performance obligation by transferring control of the promised good or service to the customer. As of December 31, 2024, we did not record any EDI sales completed in the period.

Advertising Costs:

We expense advertising costs when advertisements occur. During the year ended December 31, 2024, the Company did not record any advertising costs.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings As of December 31, 2024 and to the best of our knowledge, no legal proceedings are pending or threatened.

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

Contractual Obligations

We were not subject to any contractual obligations As at December 31, 2024.

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

Line of credit from related party consisted of the following:

	December 31, 2024	December 31, 2023
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	77,899	326,584
Total Line of credit - related party	77,899	326,584
Less: current portion
Total Long-term Line of credit - related party	$77,899	$326,584

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount to $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has a total balance of $77,899 as of December 31, 2024.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2024 to December 31, 2024, as there are no potential shares outstanding that would have a dilutive effect.

	Year ended December 31, 2024	Year ended December 31, 2023
Net income	$1,462,828	$496,026
Dividends
Adjusted Net income attribution to stockholders	$1,462,828	$496,026
Weighted-average shares of common stock outstanding:
Basic and Diluted	182,370,497	182,370,497
Net income per share:
Basic and Diluted	$0.0080	$0.0027

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets As of December 31, 2024 and 2023 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements As of December 31, 2024 and 2023 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the year ended December 31, 2024 and December 31, 2023:

	Percent	31-Dec-24	31-Dec-23

Federal statutory rates	21.0%	$(3,764,914)	$(3,338,661)
State income taxes	5.0%	(896,408)	(794,919)
Permanent differences	-0.5%	89,641	79,492
Valuation allowance against net deferred tax assets	-25.5%	4,571,682	4,054,088
Effective rate	0%	$-	$-

As at December 31, 2024 and 2023, the significant components of the deferred tax assets are summarized below:

	31-Dec-24	31-Dec-23
Deferred income tax asset
Net operation loss carryforwards	17,928,164	15,898,383
Total deferred income tax asset	4,661,323	4,133,580
Less: valuation allowance	(4,661,323)	(4,133,580)
Total deferred income tax asset	$-	$-

The Company has recorded As of December 31, 2024 and 2023, a valuation allowance of $4,661,323 and $4,133,580 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $4,661,323 as at December 31, 2024, compared to December 31, 2023 of $4,133,580.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions As of December 31, 2024 and 2023.

The Company has net operating loss carry-forwards of approximately $17,928,164. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of December 31, 2024, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of December 31, 2024, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party payable transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $77,899 from the line of credit As of December 31, 2024.

●	Long-term liabilities – Effective December 31, 2020, Alpharidge entered a proprietary model licensing agreement, pursuant to which it would pay certain percent of such revenue generated by designated activities to LACC. As at December 30, 2021, pursuant to the agreement, the Alpharidge had accrued a total of $4,747,906 long-term liability payable to LACC. Combined with the outstanding balance of the LOC of $588,859, Alpharidge’s total liabilities to LACC as at December 30, 2021 was about $5.3 million. The business purpose of this agreement was to expand Alpharidge’s revenue generation through profit sharing models.

●	Long term Notes Receivable – On October 12, 2021, Alpharidge made a long-term loan to CED Capital in the total amount of $200,000 for working capital to cover operating expenses and down-payments for real estate purchases. The business purpose of this Loan was to provide CED Capital with “Intercompany” working capital with 0% interest cost.

●	Mortgage Note – On or around November 12, 2021, Alpharidge made a Mortgage Loan of $2.2 million to Frank and Patience Igwealor to purchase the real estate property located at Playa Del Rey, California. The mortgage was secured by a lien on the property whose total purchase price was $2.4 million. The mortgage’s 5% interest rate was appealing to Alpharidge since it was significantly above the prevailing fixed mortgage rate of 3.10% on November 18, 2021. Had the Igwealors secured their mortgage from a traditional financial institution at 3.10%, Alpharidge would have forfeited a lucrative business prospect. Not amortizing the principal and deferring interest payments until the loan matures was a standard practice for Alpharidge. Without exception, all loans in Alpharidge’s portfolio throughout 2022 and 2023 included deferred interest features. Calculating the compound interest on a 5% mortgage over a 10-year term, the total return would be $1.4 million, yielding a 64% return on investment, secured by the very property the loan financed. By accepting the mortgage, Mr. Igwealor facilitated Alpharidge’s long-term investment in real estate, acting as a testament to his generous support for the company. Since selling Alpharidge to GMPW on 12/31/2019 for $1, Mr. Igwealor has been the sole source of capital Alpharidge’s operational funding via Igwealor’s personal resources and through companies he controls. Alpharidge has not raised any capital from public offerings or third-party investors. The business purpose of this Mortgage was to build long-term capital preservation and sustainable growth through real estate and mortgage holdings.

●	On December 30, 2021, GMPW repurchased back from KDCE, the 1,000,000 GMPW preferred share, which controls 87% voting block of GMPW, held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc., in exchange for one of GMPW’s subsidiaries, Alpharidge Capital LLC (“Alpharidge”), which effectively became an operating subsidiary of KDCE. The consolidated financial statements of the Company do not include Alpharidge. All of the entities involved in this transactions were controlled by our officers and directors. In late 2021, the decision to simplify the company’s financials by divesting the complex balance sheet of Alpharidge was made, following advice from an OTC Markets Consultant. The sale of Alpharidge was a transaction between two public company that previously had parent -subsidiary relationship. The subsidiary (GMPW) decided to spin-off one of its operating units to the parent (KDCE) in exchange for freedom from the parent-subsidiary relationship. The recommendation was to streamline the balance sheet to improve the chances of getting the “Caveat Emptor” tag removed from GMPW, as requested in a submission to FINRA. When Igwealor gained control of GMPW in 2019, it was already marked with this cautionary tag. After transitioning GMPW to SEC reporting, Igwealor sought its removal, and was awaiting a favorable response. The sale of Alpharidge was strategically executed to simplify the balance sheet, aligning with the consultant’s projection for attracting a favorable decision from FINRA. This strategy paid off when the removal of the Caveat Emptor tag was confirmed on May 12, 2023, fulfilling the primary objective of the sale.

●	Sold Alpharidge Capital LLC : On January 12, 2024, due to the company’s need to simplify its balance sheet in order to approach the regulators to remove the Caveat Emptor tag from the company’s OTC Market profile, the company sold Alpharidge Capital LLC, its main operating subsidiary to American Community Capital, LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $ 1,560,992 payable in two hundred and forty (240) equal monthly payments of $6510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2024 and 2023, we were authorized to issue 1,000,000 shares, and we have issued 1 shares of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding As at December 31, 2024 and 2023.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 As at December 31, 2024 and 2023.

Twelve Months ended December 31, 2022: The Company has issued 4,448,061 shares of our common stock to Professional service providers as payment for their services. As at December 31, 2024, the Company has as common stock issued and outstanding, 182,370,497 held by more than 169 shareholders.

Warrants

No warrants were issued or outstanding As at December 31, 2024 and 2023.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2024 through March 6, 2025, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

During the audit of our financial statements for the year ended December 31, 2024, the auditors identified the following deficiency in NIHK’s internal control to be a material weakness:

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

Based on its assessment, management concluded that As of December 31, 2024 our disclosure controls and procedures were ineffective. We plan to take measures to continue improving our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

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

*Age As at December 31, 2024.

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

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		Total ($)
Mr. Frank I Igwealor, Chair, CEO, CFO	2024	—	—	—	—	—		—
Mr. Frank I Igwealor, Chair, CEO, CFO	2023	—	—	—	—	—	(i)	—
Mr. Frank I Igwealor, Chair, CEO, CFO	2022	—	—	—	—	—	(ii)	—
Mr. Frank I Igwealor, Chair, CEO, CFO	2021	—	—	—	—	—	(iii)	—

Notes:

(i)

(ii)

(iii)

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2024. The Company has never granted any stock options.

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

Unless otherwise stated, the address for all 5% owners, officers and directors listed below is: 370 Amapola Ave., Suite 200A, Torrance, CA 90501.

Title of Class		Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Preferred stock	(a)	Frank I Igwealor	1	100%
Common stock	(b)	Frank I Igwealor	53,432,998	29.30%

Common stock	(c)	Directors and officers as a group	53,432,998	29.30%

NOTES:

(a)	The control share sold to CED Capital is convertible to 150 million shares of our Common stock. Same share reverted to Frank I Igwealor as part of the process of merging CED Capital into NIHK

(b)	Hire-on-Bonus paid to Mr. Igwealor upon his acceptance of the CEO position of the Company

(c)	As of December 31, 2024 and based on 182,370,497 shares of common stock outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company had the following related party payable transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $326,584 from the line of credit As of December 31, 2024.

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

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $326,584 As of December 31, 2024.

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

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Audit fees	$9,000	$20,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$9,000	$20,000

Audit-Related Fees

No other audit-related fees were incurred in 2024.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2024 and 2023 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2024 and 2023 for products and services provided by our principal independent accountants was $0.

Pre-Approval Policies and Procedures

Our board of directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.	EXHIBITS

Item 15(a)

EXHIBIT NO	DESCRIPTION
24	Power of Attorney is included on the signature page in this Annual Report on this Form 10-K.
31.1	Rule 13a-14(a)/15d - 14(a) Certification of Frank I Igwealor, Chief Executive Officer of Video River Networks, Inc., filed herewith.
31.2	Rule 13a-14(a)/15d - 14(a) Certification of Frank I Igwealor, Chief Financial Officer of Video River Networks, Inc., filed herewith.
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(b)

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2025	VIDEO RIVER NETWORKS, INC.

	By:	/s/ Frank I Igwealor
	Name:	Frank I Igwealor
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor	Chief Executive Officer,	Date: April 15, 2025
Frank I Igwealor	Chief Financial Officer, President, Director
(Principal Executive Officer)
(Principal Financial Officer)

