Form 10-Q
period 2025-03-31
Video River Networks, Inc.
filed 2025-05-20
CIK 1084475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of March 31, 2025, there were 182,370,497 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

VIDEO RIVER NETWORKS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,500	$23,215
Installment Receivable (Current Portion) & Investments	78,120	78,120
Total Current Assets	79,620	101,335

Accrued Interest Receivable	$-	$-
Long term Investments - related parties	-	-
Installment Receivable	1,431,867	1,451,397
Total assets	1,511,487	1,552,732

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$750	$-
Other current liabilities	2,455	14,000
Total Current Liabilities	$3,205	$14,000

Long-Term Liabilities:
Notes payable	$52,665	$77,899
Line of credit
Total Long-Term Liabilities	52,665	77,899
Total Liabilities	$55,870	$91,899

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1 issued and outstanding as at March 31, 2025 and December 31, 2024.	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 182,370,497 issued and outstanding as at March 31, 2025 and December 31, 2024.	182,370	182,370
Additional paid in capital	19,206,627	19,206,627
Accumulated deficit	(17,933,380)	(17,928,164)

Total Stockholders’ Equity	$1,455,617	$1,460,833
Total Liabilities and Stockholders’ Equity	$1,511,487	$1,552,732

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

Period Ended March 31, 2025 and 2024

(Unaudited)

	March 31
	2025	2024
Revenue:
Entrepreneurship Development	$-	$-
Principal transactions - Net	-	-
Total Revenue	-	$-

Cost of goods sold:	-	-
Total cost of goods sold	-	-
Gross profit		-

Operating expenses:
General and administrative	$2,466	8,087
Professional fees	2,750	22,500
Advertising and promotions	-	-
Interest expense	-	-
Total operating expenses	$5,216	30,587
Income (loss) from operations	$(5,216)	(30,587)

Other Income
Impairment Charges	$-	-
Disposition of operating unit	-	1,562,067
Net Income	$(5,216)	1,531,480

Earnings (loss) per Share: Basic and Diluted	$0.0000	$0.0084

Weighted Average Common Shares Outstanding: Basic and Diluted	182,370,497	182,370,497

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

As at March 31, 2025

(Unaudited)

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-

Balance at December 31, 2018	139,153,206	$139,153	$18,974,719	$(19,113,872)	$-
Issuance of common stock to employee	30,769,230	30,769			30,769
Cumulative Restructuring adjustment	-	-		(36,993)	(36,993)
Net income for the period			-		-
Balance, December 31, 2019	169,922,436	$169,922	$18,974,719	$(19,150,865)	$(6,224)
Issuance of common stock	8,000,000	8,000	13,978		21,978
Acquisition of business	-		222,378.0	(152,011)	70,367
Net income for the period			-	(82,980)	(82,980)
Balance, December 31, 2020	177,922,436	$177,922	$19,211,075	$(19,385,856)	$3,141
	-	-	-		-
Acquisition & Dispositions	-		-	19,025	19,025
Net income for the period			-	2,206,953	2,206,953
Balance, December 31, 2021	177,922,436	$177,922	$19,211,075	$(17,159,878)	$2,229,119
Issuance of common stock	4,448,061	4,448	(4,448)		-
Acquisition & Dispositions	-		-	(1,652)	(1,652)
Net income for the period			-	767,121	767,121
Balance, December 31, 2022	182,370,497	$182,370	$19,206,627	$(16,394,409)	$2,994,588
Net income for the period			-	496,026	496,026
Balance, December 31, 2023	182,370,497	$182,370	$19,206,627	$(15,898,383)	$3,490,614

Disposition of business unit				(3,492,609)	(3,492,609)
Net income for the period			-	1,462,828	1,462,828
Balance, December 31, 2024	182,370,497	$182,370	$19,206,627	$(17,928,164)	$1,460,833

Net income for the period			-	(5,216)	(5,216)
Balance, March 31, 2025	182,370,497	$182,370	$19,206,627	$(17,933,380)	$1,455,617

The accompanying notes to unaudited condensed consolidated financial statements

VIDEO RIVER NETWORKS INC

STATEMENTS OF CASHFLOWS

Period Ended March 31, 2025 and 2024

(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(5,216)	$1,531,480
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Installment Receivable	19,530	(1,561,867)
Accrued expenses	750	-
Other Accrued Liabilities	(11,545)	-
Depreciation	-	-
Net cash provided by (used in) operating activities	3,519	(30,387)

Net Cash Flows from Investing Activities:
Investments - net	-	-
Long term Investments	-	-
Net cash provided by (used in) investing activities	-	-

Net Cash Flows from Financing Activities
Notes payable - related party	(25,234)	32,302
Net cash provided by (used in) financing activities	(25,234)	32,302

Net increase (decrease) in cash:	(21,715)	1,915
Cash at the beginning of the period:	23,215	5
Cash at the end of the period:	$1,500	$1,920

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest, tax, etc.	$-	$-

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended March 31, 2025, we reported operating revenue of $0 and an accumulated deficit of $17,933,380. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Since April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the period ended March 31, 2025 and subsequent quarterly periods. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2025 and December 31, 2024 we did maintain $1,500 and $23,215 balance of cash equivalents respectively.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

As at March 31, 2025 Video River Networks, Inc. has a 81.75% controlling stake in Kid Castle Educational Corporation. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases as of March 31, 2025. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of March 31, 2025, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

As at March 31, 2025 the Company did recorded $0 in Entrepreneurship Development Initiative Revenue.

Revenue Recognition – Sale of homes/properties,

This business segment produced zero revenue during the period ended March 31, 2025.

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

During the period ended March 31, 2025, the Company did recorded $0 revenue from net interest income.

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

During the period ended March 31, 2025, the Company did not record any revenue from principal transaction.

Contract balances

Substantially all receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets.

Unsatisfied performance obligations

We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed. During the period ended March 31, 2025, the Company did not have any unsatisfied performance obligations (other than those that are subject to an elective practical expedient under ASC 606).

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

As of March 31, 2025, our Entrepreneurship Development Revenue was derived from the sale of asset (control in pubco) to the buyer who assumes control of the pubco at the close of the sales transaction. A sale transaction could involve cash-only, cash and note, or note-only. For the contract that includes financing or convertible note, the seller evaluated the collectibility of the transaction price, and the probability that the seller will collect the consideration. Seller addressed the risk of collectability by using a convertible note with very favorable conversion.

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

Step 5: Recognize revenue. Revenue is recognized as the seller satisfies a performance obligation by transferring control of the promised good or service to the customer. As of March 31, 2025, we did not record any EDI sales completed in the period.

Advertising Costs:

We expense advertising costs when advertisements occur. During the period ended March 31, 2025, the Company did not record any advertising costs.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of March 31, 2025 and to the best of our knowledge, no legal proceedings are pending or threatened.

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

Contractual Obligations

We were not subject to any contractual obligations as at March 31, 2025.

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

Line of credit from related party consisted of the following:

	March 31, 2025	December 31, 2024
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2030 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	52,665	77,899
Total Line of credit - related party	52,665	77,899
Less: current portion
Total Long-term Line of credit - related party	$52,665	$77,899

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount to $1,500,000 with maturity date of May 4, 2030. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has a total balance of $52,665 as of March 31, 2025.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2025 to March 31, 2025, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended March 31, 2025	Year ended December 31, 2024
Net income	$(5,216)	$1,462,828
Dividends
Adjusted Net income attribution to stockholders	$(5,216)	$1,462,828
Weighted-average shares of common stock outstanding:
Basic and Diluted	182,370,497	182,370,497
Net income per share:
Basic and Diluted	$(0.0000)	$0.0080

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of March 31, 2025 and December 31, 2024 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements As of March 31, 2025 and December 31, 2024 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended March 31, 2025 and December 31, 2024:

	Percent	31-Mar-25	31-Dec-24

Federal statutory rates	21.0%	$(3,766,010)	$(3,764,914)
State income taxes	5.0%	(896,669)	(896,408)
Permanent differences	-0.5%	89,667	89,641
Valuation allowance against net deferred tax assets	-25.5%	4,573,012	4,571,682
Effective rate	0%	$-	$-

As at March 31, 2025 and December 31, 2024, the significant components of the deferred tax assets are summarized below:

	31-Mar-25	31-Dec-24
Deferred income tax asset
Net operation loss carryforwards	17,933,380	17,928,164
Total deferred income tax asset	4,662,679	4,661,323
Less: valuation allowance	(4,662,679)	(4,661,323)
Total deferred income tax asset	$-	$-

The Company has recorded As of March 31, 2025 and December 31, 2024, a valuation allowance of $4,662,679 and $4,661,323 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $4,662,679 As at March 31, 2025, compared to December 31, 2024 of $4,661,323.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions As of March 31, 2025 and December 31, 2024.

The Company has net operating loss carry-forwards of approximately $17,933,380. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of March 31, 2025, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of March 31, 2025, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party payable transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $77,899 from the line of credit As of March 31, 2025.

●	Long-term liabilities – Effective December 31, 2020, Alpharidge entered a proprietary model licensing agreement, pursuant to which it would pay certain percent of such revenue generated by designated activities to LACC. As at December 30, 2021, pursuant to the agreement, the Alpharidge had accrued a total of $4,747,906 long-term liability payable to LACC. Combined with the outstanding balance of the LOC of $588,859, Alpharidge’s total liabilities to LACC as at December 30, 2021 was about $5.3 million. The business purpose of this agreement was to expand Alpharidge’s revenue generation through profit sharing models.

●	Long term Notes Receivable – On October 12, 2021, Alpharidge made a long-term loan to CED Capital in the total amount of $200,000 for working capital to cover operating expenses and down-payments for real estate purchases. The business purpose of this Loan was to provide CED Capital with “Intercompany” working capital with 0% interest cost.

●	Mortgage Note – On or around November 12, 2021, Alpharidge made a Mortgage Loan of $2.2 million to Frank and Patience Igwealor to purchase the real estate property located at Playa Del Rey, California. The mortgage was secured by a lien on the property whose total purchase price was $2.4 million. The mortgage’s 5% interest rate was appealing to Alpharidge since it was significantly above the prevailing fixed mortgage rate of 3.10% on November 18, 2021. Had the Igwealors secured their mortgage from a traditional financial institution at 3.10%, Alpharidge would have forfeited a lucrative business prospect. Not amortizing the principal and deferring interest payments until the loan matures was a standard practice for Alpharidge. Without exception, all loans in Alpharidge’s portfolio throughout 2022 and 2023 included deferred interest features. Calculating the compound interest on a 5% mortgage over a 10-year term, the total return would be $1.4 million, yielding a 64% return on investment, secured by the very property the loan financed. By accepting the mortgage, Mr. Igwealor facilitated Alpharidge’s long-term investment in real estate, acting as a testament to his generous support for the company. Since selling Alpharidge to GMPW on 12/31/2019 for $1, Mr. Igwealor has been the sole source of capital Alpharidge’s operational funding via Igwealor’s personal resources and through companies he controls. Alpharidge has not raised any capital from public offerings or third-party investors. The business purpose of this Mortgage was to build long-term capital preservation and sustainable growth through real estate and mortgage holdings.

●	On December 30, 2021, GMPW repurchased back from KDCE, the 1,000,000 GMPW preferred share, which controls 87% voting block of GMPW, held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc., in exchange for one of GMPW’s subsidiaries, Alpharidge Capital LLC (“Alpharidge”), which effectively became an operating subsidiary of KDCE. The consolidated financial statements of the Company do not include Alpharidge. All of the entities involved in this transactions were controlled by our officers and directors. In late 2021, the decision to simplify the company’s financials by divesting the complex balance sheet of Alpharidge was made, following advice from an OTC Markets Consultant. The sale of Alpharidge was a transaction between two public company that previously had parent -subsidiary relationship. The subsidiary (GMPW) decided to spin-off one of its operating units to the parent (KDCE) in exchange for freedom from the parent-subsidiary relationship. The recommendation was to streamline the balance sheet to improve the chances of getting the “Caveat Emptor” tag removed from GMPW, as requested in a submission to FINRA. When Igwealor gained control of GMPW in 2019, it was already marked with this cautionary tag. After transitioning GMPW to SEC reporting, Igwealor sought its removal, and was awaiting a favorable response. The sale of Alpharidge was strategically executed to simplify the balance sheet, aligning with the consultant’s projection for attracting a favorable decision from FINRA. This strategy paid off when the removal of the Caveat Emptor tag was confirmed on May 12, 2023, fulfilling the primary objective of the sale.

●	Sold Alpharidge Capital LLC : On January 12, 2024, due to the company’s need to simplify its balance sheet in order to approach the regulators to remove the Caveat Emptor tag from the company’s OTC Market profile, the company sold Alpharidge Capital LLC, its main operating subsidiary to American Community Capital, LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $ 1,560,992 payable in two hundred and forty (240) equal monthly payments of $6510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2025 and 2024, we were authorized to issue 1,000,000 shares, and we have issued 1 shares of preferred stock with a par value of $0.001.

The Company has 1 and 1 shares of preferred stock were issued and outstanding as at March 31, 2025 and 2024.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 as at March 31, 2025 and 2024.

During the twelve Months ended December 31, 2022: The Company issued 4,448,061 shares of our common stock to Professional service providers as payment for their services. As at March 31, 2025, the Company has as common stock issued and outstanding, 182,370,497 held by more than 169 shareholders.

Warrants

No warrants were issued or outstanding as at March 31, 2025 and 2024.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2025 through May 9, 2025, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

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

Basis of Presentation

The unaudited financial statements for the three months ended March 31, 2025 and 2024 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

The consolidated financial statements of the Company therefore include the 3 months operating results of the all wholly owned subsidiaries and the balance sheet represent the financial position as at March 31, 2025, of the Company includes Alpharidge Capital LLC and Others subsidiaries in which Video River Networks has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of March 31, 2025, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all our technical and marketing needs.

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

Results of Operations

Three Months Ended March 31, 2025, as Compared to Three Months Ended March 31, 2024

Revenues — The Company recorded $0.00 in revenue for the three months ended March 31, 2025 as compared to $0.00 for the same period of March 31, 2024.

Operating Expenses — Total operating expenses for the three months ended March 31, 2025 was $5,216 as compared to $30,587 in the same period in, 2024, due to decreased operating activities, namely, the halt in our real estate operations, no consultants fees, during the period ended March 31, 2024.

Net (Income) Loss — Net loss for three months ended March 31, 2025 was $5,216 as compared to Net Loss of $30,587 for the three months ended March 31, 2024.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2025, the Company had a working capital of $76,415, consisting of cash of $1,500, twelve months of due from its Trade Receivable of monthly $6,510, and $3,205 in short-term liabilities.

For the three months period ended March 31, 2025, the Company generated $3,519 from operating activities, generated cash of $0 from investing activities, and used $24,234 on financing activities, resulting in an decrease in total cash of $21,715 and a cash balance of $1,500 for the period.

As of March 31, 2025, total stockholders’ equity decreased to $1,455,617 from $1,460,833 as of December 31, 2024, accounting for the period’s operating net loss of $5,216.

As of March 31, 2025, the Company had a cash balance of $1,500 (i.e., cash could be used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintain consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2025:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Video River Networks, Inc. is currently in litigation with the United States Securities and Exchange Commission in an action filed by the SEC in the Central District of California styled Securities and Exchange Commission v. Frank Igwealor, et al., 2:24-cv-09941-SRM-PD.

On July 1, 2024, the Company received a Wells Notice which advised that the staff of the Securities and Exchange Commission has made a preliminary determination to recommend that the Commission file an enforcement action against Video River Networks, Inc. The Notice showed that the proposed action would allege violations of Securities Act of 1933 (“Securities Act”) Sections 17(a)(1), (a)(2), (a)(3); and Securities Exchange Act of 1934 (“Exchange Act”) Section 10(b) and Rules 10b-5(a), (b), (c) thereunder; and Exchange Act Sections 13(a) and 13(k) and Rules 12b-20 and 13a-1 thereunder. The Notice’s recommendation may involve a civil injunctive action and the commission may seek remedies that include an injunction and civil money penalties. The Company’s attorneys are presently working on an appropriate response to the Notice.

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

Notwithstanding the above complaint, there are no legal proceedings that have occurred within the past ten years concerning our directors or officers which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding, limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2025, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2025, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

VIDEO RIVER NETWORKS, INC.

Date: May 20, 2025	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

